Form 10-K
period 2004-06-30
BUFFETS HOLDINGS, INC.
filed 2004-09-28
CIK 1292731

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                __________________

                                    FORM 10-K

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE FISCAL YEAR ENDED JUNE 30, 2004

                                       OR

         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 FOR THE TRANSITION PERIOD FROM ______ TO ______

                         Commission File Number 333-116897


                             BUFFETS HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)


                 DELAWARE                                      22-3754018
       (State or other jurisdiction of                     (I.R.S. Employer
        incorporation or organization)                    Identification No.)


      1460 BUFFET WAY, EAGAN, MINNESOTA                          55121
   (Address of principal executive offices)                    (Zip code)

       Registrant's telephone number, including area code:(651) 994-8608

                                __________________

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                               NAME OF EACH EXCHANGE ON
         TITLE OF EACH CLASS                       WHICH REGISTERED
         -------------------                       ----------------
                 None                                    None


          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                (TITLE OF CLASS)

The number of shares of Buffets Holdings, Inc. common stock outstanding as of September 28, 2004 was 3,185,672.

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.               Yes [_]     No [X]

         Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                                             Yes [_]     No [X]

                                TABLE OF CONTENTS


ITEM                                                                        PAGE
                                     PART I
 1.   Business                                                               1
 2.   Properties                                                             10
 3.   Legal Proceedings                                                      13
 4.   Submission of Matters to a Vote of Security Holders                    13

                                     PART II
 5.   Market for the Registrant's Common Stock and Related
      Stockholder Matters                                                    14
 6.   Selected Financial Data                                                15
 7.   Management's Discussion and Analysis of Financial Condition and
      Results of Operations                                                  16
 7A.  Quantitative and Qualitative Disclosures About Market Risks            29
 8.   Financial Statements and Supplementary Data                            31
 9.   Changes in and Disagreements with Accountants on Accounting and
      Financial Disclosure                                                   70
 9A.  Controls and Procedures                                                70

                                    PART III
 10.  Directors and Executive Officers of the Registrant                     71
 11.  Executive Compensation                                                 73
 12.  Security Ownership of Certain Beneficial Owners and Management         75
 13.  Certain Relationships and Related Transactions                         75
 14.  Principal Accountant Fees and Services                                 78

                                     PART IV
 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K       79

                                     PART I

ITEM 1.  BUSINESS

UNLESS THE CONTEXT INDICATES OR REQUIRES OTHERWISE, (I) THE TERM "BUFFETS HOLDINGS" REFERS TO BUFFETS HOLDINGS, INC.; (II) THE TERM "BUFFETS" REFERS TO BUFFETS, INC., OUR PRINCIPAL OPERATING SUBSIDIARY; AND (III) THE TERMS "WE," "OUR," "OURS," "US" AND THE "COMPANY" REFER COLLECTIVELY TO BUFFETS HOLDINGS AND ITS SUBSIDIARIES. THE USE OF THESE TERMS IS NOT INTENDED TO IMPLY THAT BUFFETS HOLDINGS AND BUFFETS ARE NOT SEPARATE AND DISTINCT LEGAL ENTITIES.



OUR COMPANY

    Founded in 1983, Buffets is the twentieth largest restaurant operator in the United States and is the largest operator of company-owned stores in the buffet/grill segment, as measured in both sales and number of restaurants. Our restaurants are principally operated under the names Old Country Buffet and HomeTown Buffet. As of June 30, 2004, we had 360 company-owned restaurants and 20 franchised locations in 38 states.

    Our restaurants provide a high level of food quality and service through uniform operational standards developed at the corporate level. Freshness is ensured by preparing food in small batches of six to eight servings at a time, with preparations and production adapted to current customer traffic patterns. Our buffet restaurants utilize uniform menus, recipes and ingredient specifications, with certain discretion to adapt menus for regional preferences. We offer approximately 100 menu items at each meal, including entrees, soups, salads, fresh vegetables, non-alcoholic beverages and desserts. Typical entrees include chicken, carved roast beef, ham, shrimp, fish and casseroles.

    Our buffet restaurants use an all-inclusive pricing strategy designed to provide dining value to our customers. As of June 30, 2004, the meal price at our buffet restaurants for dinner ranged from $8.59 to $9.59 and for lunch from $6.49 to $7.19, with discounts offered to senior citizens and children. The average guest check in our restaurants, including our Tahoe Joe's Famous Steakhouses, for fiscal 2002 was $7.22. In order to further enhance our guests' dining experience, we have focused on providing a level of customer service designed to supplement the self-service buffet format, including such features as limited table-side service and our scatter bar format.

    Our buffet restaurants average approximately 9,900 square feet in size and can generally seat between 225 and 400 people. On average, our buffet restaurants served approximately 7,000 customers per week in fiscal 2004. While we attract a broad variety of customers, including singles, families and senior citizens, our customer surveys indicate that approximately two-thirds of our guests are married and over half are between the ages of 25 and 54 years old (the largest segment of the population within the United States).

    We have a national footprint of restaurant locations, which are strategically concentrated in particular regions to maximize penetration within those markets and achieve operating and advertising synergies. For example, our television advertising program in 38 designated market areas provided media coverage for 62% of our buffet restaurants in fiscal 2004. In addition, our restaurants are located in high customer traffic venues and include both freestanding units and units located in strip shopping centers and malls. As of June 30, 2004, 69% of our restaurants were located in strip shopping centers or malls and 31% were freestanding units.

OUR BACKGROUND

    Buffets was founded in 1983 to develop buffet-style restaurants under the name Old Country Buffet. In October 1985, Buffets successfully completed an initial public offering with seven restaurants, and by 1988 had 47 company-owned units and nine franchised units. In September 1996, Buffets merged with Hometown Buffets, Inc., a similar publicly-held scatter-bar, buffet-style restaurant company established and developed by one of our co-founders. The merger provided us with additional management expertise and depth, and increased purchasing power and marketing efficiencies. The merger also added 80 company-owned restaurants in 11 states and 19 franchised restaurants in eight states, bringing the total number of restaurants to 346 company-owned restaurants and 24 franchised restaurants in 36 states at December 31, 1996.

    Buffets Holdings was formed by Caxton-Iseman Capital, Inc. in 2000. On October 2, 2000, we acquired Buffets in a buyout from its public shareholders. Caxton-Iseman Investments L.P. and other investors, including members of management, made an equity investment in us and became the beneficial owners of 100% of our existing common stock. Buffets Holdings is a holding company whose assets consist substantially of the capital stock of Buffets.

RESTAURANT OPERATIONS AND CONTROLS

    In order to maintain a consistently high level of food quality and service in all of our restaurants, we have established uniform operational standards. These standards are implemented and enforced by the managers of each restaurant. We require all restaurants to be operated in accordance with rigorous standards and specifications relating to the quality of ingredients, preparation of food, maintenance of premises and employee conduct.

    Each buffet restaurant typically employs a Senior General Manager or General Manager, Kitchen Manager, Service Manager and one or two assistant managers. Each of our restaurant General Managers has primary responsibility for day-to-day operations in one of our restaurants, including customer relations, food service, cost controls, restaurant maintenance, personnel relations, implementation of our policies and the restaurant's profitability. A portion of each general manager's and other restaurant managers' compensation depends directly on the restaurant's profitability. Bonuses are paid to buffet restaurant managers each period based on a formula percentage of controllable restaurant profit. We believe that our compensation policies have been important in attracting, motivating and retaining qualified operating personnel.

    Each buffet restaurant general manager reports to an Area Manager or a District Representative, each of whom in turn reports to a Regional Vice President. Each Regional Vice President reports to one of two Vice Presidents of Operations, who in turn report to our executive team. Our Tahoe Joe's Famous Steakhouse restaurants are supervised by a Chief Operating Officer, who reports to our Chief Executive Officer.

    We maintain centralized financial and accounting controls for all of our restaurants. On a daily basis, restaurant managers forward customer counts, sales, labor costs and deposit information to our headquarters. On a weekly basis, restaurant managers forward a summarized profit and loss statement, sales report, supplier invoices and payroll data.

MANAGEMENT TRAINING

    We have a series of training programs that are designed to provide managers with the appropriate knowledge and skills necessary to be successful in their current positions. All new restaurant managers hired from outside our organization and hourly employees considered for promotion to restaurant management are required to complete nine days of classroom training at our corporate headquarters in Eagan, Minnesota. After their initial instruction, new management candidates continue their training for four weeks in one of our certified training restaurants. The information covered in manager training includes basic management skills, food production, labor management, operating programs and human resource management.

    Advancement is tied to both current operational performance and training. Individuals designated for promotion to the position of General Manager attend a specialized eight-day training program conducted at our corporate headquarters. This program focuses on advanced management skills with emphasis on team building and performance accountability.

    In addition to these programs, we conduct a variety of field training efforts for store management covering topics such as new product procedures, food safety and management development.

RESEARCH AND DEVELOPMENT, MENU SELECTION AND PURCHASING

    The processes of developing new food offerings and establishing standard recipes and product specifications are handled at our headquarters. Specialists drawn from the Research and Development, Marketing, Operations and Purchasing Departments lead this effort. Before new items are introduced or existing products are modified, a program of testing within limited markets is undertaken to assess customer acceptance and operational feasibility. Food quality is maintained through centralized supplier coordination suppliers and frequent restaurant visits by Area Directors, District Representatives and other management personnel.

    New product activity includes an ongoing roll-out of new items to keep the guest experience fresh. Additionally, we have periodic theme promotions, wherein a specific cuisine, such as Italian, Asian, Seafood or Mexican, is highlighted on a given night. Each spring and fall, a seasonal menu is introduced to provide variety and more seasonally appropriate food. Furthermore, although most of the menu is similar for all buffet restaurants, individual restaurants have the option to customize a portion of the menu to satisfy local preferences.

    Headquarters personnel negotiate major product purchases directly with manufacturers on behalf of all of our restaurants for all food, beverage and supply purchasing, including quality specifications, delivery schedules and pricing and payment terms. Each restaurant manager places orders for inventories and supplies with, and receives shipments directly from, distributors and local suppliers approved by us. Restaurant managers approve all invoices before forwarding them to our headquarters for payment. To date, we have not experienced any material difficulties in obtaining food and beverage inventories or restaurant supplies.

 FRANCHISING AND JOINT VENTURES

    We currently franchise 20 buffet restaurants under the Old Country Buffet and HomeTown Buffet names. One large franchisee comprises approximately 75% of the franchise base with small operators holding the remaining units. Franchisees must operate their restaurants in compliance with our operating and recipe manuals. Franchisees are not required to purchase food products or other supplies through us or our suppliers. Each franchised restaurant is required at all times to have a designated Manager and Assistant Manager who have completed the required manager training program.

ADVERTISING AND PROMOTION

    We market our buffet restaurants through a two-tiered marketing approach including mass media advertising and community based marketing. Mass media advertising, predominantly television, is used when we can receive a profitable return on expenditures. Our mass media mix includes television advertisements and the limited use of print advertisements, radio advertisements and tour bus marketing. Approximately 62% of our buffet restaurants are in markets supported by television advertisements.

    We have instituted a disciplined approach to advertising expenditures, designed to increase the efficiency of our marketing dollars by focusing on high-return markets and specific theme promotions. Our theme promotions where a specific cuisine, such as BBQ, Italian, Asian, Seafood or Mexican is highlighted on a given night, is designed to keep the guest experience fresh and capitalize local market preferences.

    Community based marketing is the responsibility of each individual store. Our local marketing efforts are designed to build relationships with the community. Most restaurants employ a dedicated community marketing representative who participates in an array of local events.

COMPETITION

    The food service industry is highly competitive. Menu, price, service, convenience, location and ambiance are all important competitive factors. The relative importance of many such factors varies among different segments of the consuming public. By providing a wide variety of food and beverages at reasonable prices in an attractive and informal environment, we seek to appeal to a broad range of value-oriented consumers. We believe that our primary competitors in this industry segment are other buffet and grill restaurants, as well as traditional family and casual dining restaurants with full menus and table service. Secondary competition arises from many other sources, including home meal replacement and fast food. We believe that our success to date has been due to our particular approach combining pleasant ambiance, high food quality, wide menu breadth, cleanliness, reasonable prices, and satisfactory levels of service and convenience.

REGULATION

    Each of our restaurants is subject to licensing and regulation by the health, sanitation, safety, building and fire agencies of the respective states and municipalities in which they are located. A failure to comply with one or more regulations could result in the imposition of sanctions, including the closing of facilities for an indeterminate period of time or third-party litigation, any of which could have a material adverse effect on us and our results of operations. Additionally, our restaurants must be constructed to meet federal, state and local building and zoning requirements.

    We are also subject to laws and regulations governing our relationships with employees, including minimum wage requirements, overtime, reporting of tip income, work and safety conditions and regulations governing employment. Because a significant number of our employees are paid at rates tied to the federal minimum wage, an increase in such minimum wage would increase our labor costs. An increase in the federal minimum wage , state-specific minimum wages, or employee benefits costs could have a material adverse effect on us and our results of operations.

    Additionally, our operations are regulated pursuant to state and local sanitation and public health laws. Operating restaurants utilize electricity and natural gas, which are subject to various federal and state regulations concerning the allocation and pricing of energy. Our operating costs have been and will continue to be affected by increases in the cost of energy. These energy costs have undergone large cyclical swings in recent years and have had a disproportionate impact in our most favorable markets.

    Each of our Tahoe Joe's Famous Steakhouse restaurants is further subject to licensing and regulation by a number of governmental authorities, including alcoholic beverage control agencies, in the state, county and municipality in which the restaurant is located. Difficulties or failures in obtaining the required licenses or approvals could delay or prevent the opening of a new restaurant in a particular area. Alcoholic beverage control regulations require restaurants to apply to a state authority and, in some locations, to county or municipal authorities for a license or permit to sell alcoholic beverages on the premises and to provide service for extended hours and on Sundays. Typically, licenses or permits must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of a restaurant's operations, including the minimum age of patrons and employees, the hours of operation, advertising, and the wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages.

    In California, we may be subject to "dram-shop" statutes, which generally provide a person injured by an intoxicated patron the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. We carry liquor liability coverage as part of our existing comprehensive general liability insurance.

ENVIRONMENTAL MATTERS

    Our operations are also subject to federal, state and local laws and regulations relating to environmental protection, including regulation of discharges into the air and water. Under various federal, state and local laws, an owner or operator of real estate may be liable for the costs of removal or remediation of hazardous or toxic substances on or in such property. Such liability may be imposed without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Although we are not aware of any material environmental conditions on our properties that require remediation under federal, state or local law, we have not conducted a comprehensive environmental review of our properties or operations. No assurance can be given that we have identified all of the potential environmental liabilities at our properties or that such liabilities would not have a material adverse effect on our financial condition.

EMPLOYEES

    As of June 30, 2004, we had approximately 23,000 employees. Except for approximately 370 corporate employees who primarily worked at our corporate headquarters, our employees worked at our 360 company-owned restaurants. Generally, each buffet restaurant operates with three to five salaried managers and assistant managers and approximately 59 hourly employees. Our employees are not unionized. We have never experienced any significant work stoppages and believe that our employee relations are good.

    Our average wage costs have been reasonably stable for the past two fiscal years largely due to macro-economic conditions. Historically, in times of increasing average wage costs, we have been able to offset wage cost increases through increased efficiencies in operations and, as necessary, through retail price increases. There can be no assurance that we will continue to be able to offset wage cost increases in the future.

RISK FACTORS/FORWARD-LOOKING STATEMENTS

    This report, together with our other ongoing securities filings, press releases, conference calls and discussions with securities analysts and other communications contains certain forward-looking statements that involve risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by us using words such as "expects," "anticipates," "intends," "plans" and similar expressions. Our actual results could differ materially from those disclosed in these statements, due to various factors, including the following risk factors. We assume no obligation to publicly release the results of any revision or updates to forward-looking statements or these risk factors to reflect future events or unanticipated occurrences.

OUR CORE BUFFET RESTAURANTS ARE A MATURING RESTAURANT CONCEPT AND FACE INTENSE COMPETITION.

    Our restaurants operate in a highly competitive industry comprising a large number of restaurants, including national and regional restaurant chains and franchised restaurant operations, as well as locally-owned, independent restaurants. Price, restaurant location, food quality, service and attractiveness of facilities are important aspects of competition, and the competitive environment is often affected by factors beyond a particular restaurant management's control, including changes in the public's taste and eating habits, population and traffic patterns and economic conditions. Many of our competitors have greater financial resources than we have and there are few non-economic barriers to entry. Therefore, new competitors may emerge at any time. We cannot assure you that we will be able to compete successfully against our competitors in the future or that competition will not have a material adverse effect on our operations or earnings.

    We have been operating our core buffet restaurant concept for 20 years, and our restaurant locations have a median age of approximately 10 years. As a result, we are exposed to vulnerabilities associated with being a mature concept. These include vulnerability to innovations by competitors and out-positioning in markets where the demographics or customer preferences have changed. Mature units require greater expenditures for repair, maintenance, refurbishments and re-concepting, and we will be required to continue making such expenditures in the future in order to preserve traffic at many of our restaurants. We cannot assure you, however, that these expenditures, particularly for remodeling and refurbishing, will be successful in preserving or building guest counts, as proved to be the case with a number of units recently upgraded as part of a two year re-imaging program.

    We are required to respond to changing consumer preferences and dining frequency. Our profits are dependent upon discretionary spending by consumers, which is markedly influenced by variations in the economy. Our average weekly sales declined 2.0% during fiscal 2003 due in large part to weak economic conditions. Furthermore, if our competitors in the casual dining, mid-scale and quick-service segments respond to economic changes through menu engineering or by adopting discount pricing strategies, it could have the effect of drawing customers away from companies such as ours that do not routinely engage in discount pricing, thereby reducing sales and pressuring margins. Because certain elements of our cost structure are fixed in nature, particularly over shorter time horizons, changes in marginal sales volume can have a more significant impact on our profitability than for a business possessing a more variable cost structure.

WE ARE DEPENDENT ON ATTRACTING AND RETAINING QUALIFIED EMPLOYEES WHILE CONTROLLING LABOR COSTS.

    We operate in the service sector and are therefore extremely dependent upon the availability of qualified restaurant personnel. Availability of staff varies widely from location to location. If restaurant management and staff turnover trends increase, we would suffer higher direct costs associated with recruiting and retaining replacement personnel. Moreover, we could suffer from significant indirect costs, including restaurant disruptions due to management changeover, increased above-store management staffing and potential delays in new store openings due to staff shortages. Competition for qualified employees exerts pressure on wages paid to attract qualified personnel, resulting in higher labor costs, together with greater expense to recruit and train them.

    Many of our employees are hourly workers whose wages may be impacted by an increase in the federal or state minimum wage. Proposals have been made at federal and state levels to increase minimum wage levels. An increase in the minimum wage may create pressure to increase the pay scale for our employees. A shortage in the labor pool or other general inflationary pressures or changes could also increase our labor costs. Furthermore, the operation of buffet-style restaurants is materially different from other restaurant concepts. Consequently, the retention of executive management familiar with our core buffet business is important to our continuing success. The departure of one or more key operations executives or the departure of multiple executives in a short time period could have an adverse impact on our business. Our former Executive Vice President of Purchasing separated from the company in 2004. We are currently considering the addition of one position to our executive management group.

    Our workers' compensation and employee benefit expenses are disproportionately concentrated in states with adverse legislative climates. Our highest per-employee workers' compensation insurance costs are in the State of California, where we retain a large employment presence. California also enacted legislation in October 2003 that would require large employers to provide health insurance or equivalent funding for workers who have traditionally not been covered by employer health plans. While this law is currently being challenged, other states have proposed similar legislation. Other state and federal mandates, such as compulsory paid absences, increases in overtime wages and unemployment tax rates, stricter citizenship requirements and revisions in the tax treatment of employee gratuities, could also adversely affect our business. Any increases in labor costs could have a material adverse effect on our results of operations and could decrease our profitability and cash available to service our debt obligations, if we were unable to compensate for such increased labor costs by raising the prices we charge our customers or realizing additional operational efficiencies.

WE ARE DEPENDENT ON TIMELY DELIVERY OF FRESH INGREDIENTS BY OUR SUPPLIERS.

    Our restaurant operations are dependent on timely deliveries of fresh ingredients, including fresh produce, dairy products and meat. The cost, availability and quality of the ingredients we use to prepare our food are subject to a range of factors, many of which are beyond our control. Fluctuations in weather, supply and demand and economic and political conditions could adversely affect the cost, availability and quality of our ingredients. Historically, when operating expenses increased due to inflation or increases in food costs, we recovered increased costs by increasing our menu prices. However, we may not be able to recover increased costs in the future because competition may limit or prohibit such future increases. If our food quality declines due to the lack of, or lower quality of, our ingredients or due to interruptions in the flow of fresh ingredients and similar factors, customer traffic may decline and negatively affect our restaurants' results. We rely exclusively on third-party distributors and suppliers for such deliveries. The number of companies capable of servicing our distribution needs on a national basis has declined over time, reducing our bargaining leverage and increasing vulnerability to distributor interruptions.

OUR RESTAURANT SALES ARE SUBJECT TO SEASONALITY AND MAJOR WORLD EVENTS.

    Our restaurant sales volume fluctuates seasonally. Overall, restaurant sales are generally higher in the summer months and lower in the winter months. Positive or negative trends in weather conditions can have a strong influence on our business. This effect is heightened because many of our restaurants are in geographic areas that experience extremes in weather, including severe winter conditions and tropical storm patterns. Additionally, major world events may adversely affect our business.

WE FACE RISKS ASSOCIATED WITH GOVERNMENT REGULATIONS.

    In addition to wage and benefit regulatory risks, we are subject to other extensive government regulation at a federal, state and local level. These include, but are not limited to, regulations relating to the sale of food in all of our restaurants and of alcoholic beverages in our Tahoe Joe's Famous Steakhouse restaurants. We are required to obtain and maintain governmental licenses, permits and approvals. Difficulty or failure in obtaining or maintaining them in the future could result in delaying or canceling the opening of new restaurants or the closing of current ones. Local authorities may suspend or deny renewal of our governmental licenses if they determine that our operations do not meet the standards for initial grant or renewal. This risk would be even higher if there were a major change in the licensing requirements affecting our types of restaurants.

    The Federal Americans with Disabilities Act prohibits discrimination on the basis of disability in public accommodations and employment. Mandated modifications to our facilities in the future to make different accommodations for disabled persons could result in material, unanticipated expense.

    Application of state "Dram Shop" statutes, which generally provide a person injured by an intoxicated patron the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person, to our operations, or liabilities otherwise associated with liquor service in our Tahoe Joe's Famous Steakhouse restaurants, could negatively affect our financial condition if not otherwise insured under our general liability insurance policy.

NEGATIVE PUBLICITY RELATING TO ONE OF OUR RESTAURANTS, INCLUDING OUR FRANCHISED RESTAURANTS, COULD REDUCE SALES AT SOME OR ALL OF OUR OTHER RESTAURANTS.

    We are, from time to time, faced with negative publicity relating to food quality, restaurant facilities, health inspection scores, employee relationships or other matters at one of our restaurants or those of our franchisees. Adverse publicity may negatively affect us, regardless of whether the allegations are valid or whether we are liable. In addition, the negative impact of adverse publicity relating to one restaurant may extend beyond the restaurant involved to affect some or all of our other restaurants. If a franchised restaurant fails to meet our franchise operating standards, our own restaurants could be adversely affected due to customer confusion or negative publicity. A similar risk exists with respect to totally unrelated food service businesses, if customers mistakenly associate such unrelated businesses with our own operations.

FOOD-BORNE ILLNESS INCIDENTS COULD RESULT IN LIABILITY TO US AND COULD REDUCE OUR RESTAURANT SALES.

    We cannot guarantee that our internal controls and training will be fully effective in preventing all food-borne illnesses. Furthermore, our reliance on third-party food processors makes it difficult to monitor food safety compliance and increases the risk that food-borne illness would affect multiple locations rather than single restaurants. Some food-borne illness incidents could be caused by third-party food suppliers and transporters outside of our control. New illnesses resistant to our current precautions may develop in the future, or diseases with long incubation periods could arise, such as bovine spongiform encephalopathy ("BSE"), sometimes referred to as "mad cow disease," that could give rise to claims or allegations on a retroactive basis. In addition, the levels of chemicals or other contaminants that are currently considered safe in certain foods may be regulated more restrictively in the future or become the subject of public concern.

    The reach of food-related public health concerns can be considerable given the attention given these matters by the media. Local public health developments could have a national adverse impact on our sales, whether or not specifically attributable to our restaurants or those of our franchisees or competitors.

ANY NEGATIVE DEVELOPMENT RELATING TO OUR SELF-SERVICE FOOD SERVICE APPROACH WOULD HAVE A MATERIAL ADVERSE IMPACT ON OUR PRIMARY BUSINESS.

    Our buffet restaurants utilize a service format that is heavily dependent upon self-service by our customers. Food tampering by customers or other events affecting the self-service format could cause regulatory changes or changes in our business pattern or customer perception. Any development that would materially impede or prohibit our continued use of a self-service food service approach, or reduce the appeal of self-service to our guests, would have a material adverse impact on our primary business.

WE FACE RISKS ASSOCIATED WITH ENVIRONMENTAL LAWS.

    We are subject to federal, state and local laws, regulations and ordinances that govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes. These may impose liability for the costs of cleaning up, and damage resulting from, sites of past spills, disposals or other releases of hazardous materials, both from governmental and private claimants. We could incur such liabilities regardless of whether we lease or own the restaurants or land in question and regardless of whether such environmental conditions were created by us or by a prior owner or tenant. We cannot assure you that environmental conditions relating to our prior, existing or future restaurants or restaurant sites will not have a material adverse affect on us.

WE FACE RISKS BECAUSE OF THE NUMBER OF RESTAURANTS THAT WE LEASE.

    Our success depends in part on our ability to secure leases in desired locations at rental rates we believe to be reasonable. We currently lease all of our restaurants located in shopping centers and malls, and we lease the land for all but one of our freestanding restaurants. By December 2007, approximately 85 of our current leases will have expiring base lease terms and be subject to renewal consideration. Each lease agreement provides that the lessor may terminate the lease for a number of reasons, including our default in any payment of rent or taxes or our breach of any covenant or agreement in the lease. Termination of any of our leases could harm our results of operations and, as with a default under any of our indebtedness, could have a material adverse impact on our liquidity. Although we believe that we will be able to renew the existing leases that we wish to extend, we cannot assure you that we will succeed in obtaining extensions in the future at rental rates that we believe to be reasonable or at all. Moreover, if some locations should prove to be unprofitable, we could remain obligated for lease payments even if we decided to withdraw from those locations. See "Item 2. Properties." We will incur special charges relating to the closing of such restaurants, including lease termination costs. Impairment charges and other special charges will reduce our profits.

WE MAY NOT BE ABLE TO PROTECT OUR TRADEMARKS AND OTHER PROPRIETARY RIGHTS.

   We believe that our trademarks and other proprietary rights are important to our success and our competitive position. Accordingly, we devote substantial resources to the establishment and protection of our trademarks and proprietary rights. However, the actions taken by us may be inadequate to prevent imitation of our brands, proprietary rights and concepts by others, which may thereby dilute our brands in the marketplace or diminish the value of such proprietary rights, or to prevent others from claiming violations of their trademarks and proprietary rights by us. In addition, others may assert rights in our trademarks and other proprietary rights. Our exclusive rights to our trademarks are subject to the common law rights of any other person who began using the trademark (or a confusingly similar mark) prior to both the date of our registration and our first use of such trademarks in the relevant territory. For example, because of the common law rights of such a preexisting restaurant in portions of Colorado and Wyoming, our restaurants in those states use the name "Country Buffet." We cannot assure you that third parties will not assert claims against our intellectual property or that we will be able to successfully resolve such claims. Future actions by third parties may diminish the strength of our restaurant concepts' trademarks or other proprietary rights and decrease our competitive strength and performance. We could also incur substantial costs to defend or pursue legal actions relating to the use of our intellectual property, which could have a material adverse affect on our business, results of operation or financial condition.

ITEM 2.       PROPERTIES

RESTAURANT LOCATIONS

    Our restaurants are located in both urban and suburban areas in a variety of strip shopping centers, malls and freestanding buildings. We lease all of our restaurant locations located in strip shopping centers and malls. Of the 118 restaurants located in freestanding buildings, we own the building and land for one of the restaurants. The remaining 117 restaurants are operated in company-funded leasehold improvements located on leased land or in facilities where we lease both the underlying land and the leasehold improvements.

    Our leases are generally for 10- or 15-year terms, with two to four options exercisable at our discretion to renew for a period of five years each. The leases provide for rent to be paid on a monthly basis.

    As of June 30, 2004, we and our franchisees operated 380 locations as follows:

                              NUMBER OF          NUMBER OF
                           COMPANY-OPERATED      FRANCHISED     TOTAL NUMBER OF
              STATE          RESTAURANTS        RESTAURANTS      RESTAURANTS
              -----          -----------        -----------      -----------

      Arizona.............           4              8                12
      California..........          95              1                96
      Colorado............          12              2                14
      Connecticut.........           6             --                 6
      Delaware............           1             --                 1
      Florida.............           2             --                 2
      Georgia.............           1             --                 1
      Idaho...............           1             --                 1
      Illinois............          32             --                32
      Indiana.............          11             --                11
      Iowa................           5             --                 5
      Kansas..............           2             --                 2
      Kentucky............           3             --                 3
      Maine...............           1             --                 1
      Maryland............           7             --                 7
      Massachusetts.......           9             --                 9
      Michigan............          20             --                20
      Minnesota...........          15             --                15
      Missouri............          11             --                11
      Montana.............           1             --                 1
      Nebraska............          --              3                 3
      New Jersey..........           8             --                 8
      New Mexico..........          --              2                 2
      New York............          16             --                16
      North Carolina......           1             --                 1
      Ohio................          20             --                20
      Oklahoma............           2             --                 2
      Oregon..............           7             --                 7
      Pennsylvania........          20             --                20
      Rhode Island........           1             --                 1
      South Carolina......           2             --                 2
      Tennessee...........           1             --                 1
      Texas...............           5             --                 5
      Utah................          --              3                 3
      Virginia............           9             --                 9
      Washington..........          16             --                16
      Wisconsin...........          12             --                12
      Wyoming.............           1              1                 2
                                 -------        -------           -------
      Total...............         360             20               380

    Our corporate headquarters is located in leased facilities in Eagan, Minnesota.

    The following table sets forth information concerning our owned property as follows:

        LOCATION               ACRES                USE AND OWNERSHIP
        --------               -----                -----------------
 Coon Rapids, Minnesota.......  2.49    Buffet restaurant property owned by OCB
                                        Restaurant Co.
 Marshfield, Wisconsin........  5.04    Cabinet shop owned by OCB Restaurant Co.
 Mankato, Minnesota...........  1.60    Undeveloped OCB Restaurant Co. property

NEW RESTAURANT DEVELOPMENT

    We plan to expand our restaurants in a disciplined manner by continuing to improve our restaurant base through strategically adding a limited number of restaurants in markets where we have advertising and operational efficiencies and closing a limited number of restaurants which do not meet our profitability goals. We will continue to focus on adding new restaurants in sites that offer high levels of traffic and are convenient to both lunch and dinner customers in our target demographic groups. Our new locations should offer low occupancy costs and upfront capital investments. We plan to lease new units through build-to-suit arrangements, whereby a landlord develops a free-standing building shell for long-term single tenant rental to us, to the extent possible. This strategy should significantly reduce our initial capital outlay for new store construction. Additionally, we will continue to employ a sale and leaseback program on free-standing units not developed through a build-to-suit program. Through this sale and leaseback process, in which the land and/or building shell of a unit is sold to a third party and leased back on a single tenant basis, much of the construction cost associated with a new unit can be deferred and recognized over a long-term rental period (generally 15 to 20 years).

IMPROVEMENT OF EXISTING RESTAURANTS

    We remain committed to maintaining and upgrading our restaurants to expand our guest base and maintain our appeal among repeat customers. Our interior remodeling program takes advantage of scheduled maintenance capital expenditures to update our restaurants to reflect a more contemporary interior design that provides a more visually appealing and comfortable restaurant interior. We plan on upgrading our units with a new interior decor package over the next five to seven years as they become due for a recurring refurbishment. Through this phased approach, we can minimize incremental capital expenditures, while providing a better and more contemporary dining environment for our guests. Our planned remodeling effort will focus on interior decor elements that have resonated well with guests. We will conduct limited testing on the development of display cooking facilities, or "action stations," in a few of our restaurants. These action stations provide a more interactive and exciting dining experience for our guests through display cooking and limited "cook to order" items, such as omelets and panini sandwiches. We will be focused on improving the rate of return on these action stations, which will govern the extent of future deployment.

TRADEMARKS AND OTHER INTELLECTUAL PROPERTY

    As of June 30, 2004, we had restaurants operating under the following trademarks or service marks that we have registered with the United States Patent and Trademark Office. The number within parentheses below represents the number of restaurants:

    o Old Country Buffet(R) (180),

    o HomeTown Buffet(R) (168),

    o Country Roadhouse Buffet & Grill(R) (1), and

    o Soup 'N Salad Unlimited(R) (2).

    In addition, as of June 30, 2004, we had company-owned restaurants operating under the following trademarks or service marks: Granny's Buffet(SM)(1) and Tahoe Joe's Famous Steakhouse(SM)(8) for which we have federal registrations for Tahoe Joe's(R). As far as we are aware, our trademarks and registered service marks are generally valid and enforceable as long as the marks are used in connection with our restaurants and services. We regard our service marks and trademarks as having significant value and being an important factor in the development of our buffet and other restaurant concepts. Our policy is to pursue and maintain registration of our service marks and trademarks whenever practicable and to oppose vigorously any infringement or dilution of our service marks and trademarks.

    We also have a proprietary interest in many of our recipes.

ITEM 3.  LEGAL PROCEEDINGS

    We are not a party to and do not have any property that is the subject of any legal proceedings pending or, to our knowledge, threatened, other than ordinary routine litigation incidental to our business and proceedings which are not material or as to which we believe we have adequate insurance.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders of the Company during the fiscal year covered by this report.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

    As of June 30, 2004, we had approximately 20 holders of our 3,185,672 shares of our common stock. There is no established public trading market for our common stock.

    We have had four dividend transactions over the past two fiscal years totaling approximately $88.7 million in cash payments.

    The terms of our credit facility place restrictions on Buffets' ability to pay dividends and otherwise transfer assets to us. Further, the terms of the indenture governing Buffets' senior subordinated notes place restrictions on the ability of Buffets and our other subsidiaries to pay dividends and otherwise transfer assets to us.

    During fiscal 2004, we issued and sold the following unregistered securities:

    (a) On July 3, 2003, we granted options to purchase an aggregate of 9,206 shares of our common stock to certain of our employees, each at an exercise price of $8.91 per share.

    (b) On February 4, 2004, we granted options to purchase an aggregate of 5,141 shares of our common stock to certain of our employees, each at an exercise price of $11.34 per share.

    (c) On April 7, 2004, we granted options to purchase an aggregate of 10,000 shares of our common stock to one of our employees, each at an exercise price of $11.34 per share.

    (d) On April 7, 2004 we issued an aggregate of 21,250 shares of our common stock to certain of our employees.

    (e) On April 8, 2004, we granted options to purchase an aggregate of 19,958 shares of our common stock to certain of our employees, each at an exercise price of $16.33 per share.

    The grants of options to purchase our common stock disclosed in paragraphs
(a), (b), (c) and (e) were made under our Equity Participation Plan. Each of the above-described transactions were exempt from registration pursuant to Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering and/or Rule 701 under the Securities Act as exempt offers and sales of securities under a written compensatory benefit plan. Appropriate legends were or will be affixed to the share certificates and other instruments issued in such transactions. All recipients either have received or will receive adequate information about us or had or have access, through director or employment relationships, to such information.

    The issuances disclosed in paragraph (d) were exempt from registration in reliance upon Section 4(2) of the Securities Act or promulgated thereunder as transactions by an issuer not involving a public offering. All recipients were accredited or sophisticated investors. Appropriate legends were affixed to the share certificates issued in such transactions. All recipients have received adequate information about us or had access, through director or employment relationships, to such information.

ITEM 6.  SELECTED FINANCIAL DATA

                            PREDECESSOR                                          SUCCESSOR
                           ------------   ------------------------------------------------------------------------------------------
                            PERIOD FROM   PERIOD FROM                              26-WEEK
                           DECEMBER 30,   OCTOBER 2,                            TRANSITIONAL
                               1999          2000      FISCAL YEAR   28 WEEKS      PERIOD       50 WEEKS   FISCAL YEAR  FISCAL YEAR
                              THROUGH       THROUGH       ENDED        ENDED        ENDED         ENDED       ENDED        ENDED
                            OCTOBER 1,    JANUARY 3,   JANUARY 2,    JULY 18,      JULY 3,       JULY 3,     JULY 2,     JUNE 30,
                               2000          2001         2002         2001         2002          2002        2003         2004
                               ----          ----         ----         ----         ----          ----        ----         ----
                                             (DOLLARS IN THOUSANDS, EXCEPT AVERAGE GUEST CHECK AND AVERAGE WEEKLY SALES)
OPERATING DATA:
  Restaurant sales......... $ 781,153     $ 239,370   $1,044,734    $ 567,821    $527,084     $1,003,997   $ 985,286      $ 942,831
  Restaurant costs.........   656,843       204,379      886,069      481,832     444,917        849,154     850,840        812,662
  Advertising expenses.....    21,888         5,726       27,640       15,708      14,349         26,281      28,589         25,854
  General and
   administrative
   expenses................    39,217        12,204       50,569       26,700      25,687         49,556      45,382         42,722
  Goodwill amortization....       878         2,543       10,942        5,975          --          4,967          --             --
  Impairment of assets.....        --            --           --           --          --             --       4,803          1,878
  Gain on sale of
   Original Roadhouse
   Grill restaurants.......        --            --           --           --          --             --      (7,088)        (7,088)
  Loss on sale
   leaseback
   transactions............        --            --           --           --          --             --       5,856          5,856
  Financing-related
   compensation expenses...        --            --           --           --          --             --          --          2,240
  Acquisition-related
   costs...................    14,902            --           --           --          --             --          --             --
                            ---------     ---------   ----------    ---------    --------     ----------   ---------      ---------
  Operating income......... $  47,425     $  14,518   $   69,514    $  37,606    $ 42,131      $  74,039   $  56,904      $  57,475
                            ---------     ---------   ----------    ---------    --------     ----------   ---------      ---------
  Net income (loss)........ $  31,245     $     579   $   12,555    $   5,801    $ (7,517)     $    (763)  $  11,927      $   7,970
                            =========     =========   ==========    =========    ========     ==========   =========      =========

CASH FLOW AND OTHER
  FINANCIAL DATA:
  Capital expenditures..... $  35,596     $  14,389   $   38,096    $  20,352    $ 14,280      $  32,318   $  25,722      $  33,007
  Depreciation and
   amortization............    32,368        11,311       53,404       29,007      20,409         44,808      36,885         33,807
  Cash flow from
   operating activities....    87,822        25,401       68,835       35,521      39,250         72,564      57,656         50,490
  Cash flow from (used
   in) investing
   activities..............   (37,013)        4,540        2,575      (21,190)    (11,337)        12,428      26,662        (28,383)
  Cash flow from (used
   in) financing
   activities..............     1,534      (138,751)     (59,590)     (14,000)    (47,164)       (92,754)    (76,825)         4,338

BALANCE SHEET DATA (AT
  END OF PERIOD)
  Total assets............. $ 530,846     $ 683,866    $ 637,701    $ 670,268    $615,672      $ 615,672   $ 552,986      $ 567,531
  Total debt(1)............    41,133       405,074      348,220      392,172     493,981        493,981     421,122        498,339

SUPPLEMENTAL DATA(2):
  Number of
   company-owned
   restaurants (at end
   of period)..............       404           406          401          408         393            393         372            360
  Average guest check...... $    6.61     $    6.73   $     6.89    $    6.84    $   7.03      $    7.00   $    7.13      $    7.22
  Average weekly sales..... $  48,540     $  45,464   $   49,368    $  49,822    $ 51,044      $  49,973   $  48,953      $  49,949
  Same store sales
   change..................       3.1%          0.2%         2.1%         2.4%        0.2%          (0.9)%      (4.2)%          1.3%

-----------
(1) Total debt represents the amount of our long-term debt and capital lease obligations, including current maturities.

(2)      Reflects data relating to all of our company-owned restaurants.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION

    YOU SHOULD READ THE FOLLOWING DISCUSSION IN CONJUNCTION WITH "SELECTED FINANCIAL DATA" AND OUR CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS REPORT. SOME OF THE STATEMENTS IN THE FOLLOWING DISCUSSION ARE FORWARD-LOOKING STATEMENTS. SEE "RISK FACTORS/FORWARD-LOOKING STATEMENTS."

OVERVIEW

    We are the twentieth largest restaurant operator in the United States and the largest operator of company-owned stores in the buffet/grill sector (through Buffets and its subsidiaries), as measured in both sales and number of restaurants. We accounted for approximately 32% of total sales in this estimated $3.0 billion sector. Our restaurants are principally operated under the names Old Country Buffet and HomeTown Buffet. As of June 30, 2004, we had 360 company-owned restaurants and 20 franchised locations in 38 states.

    Buffets was founded in 1983 to develop buffet-style restaurants under the name Old Country Buffet. In October 1985, Buffets completed its initial public offering and was listed on The NASDAQ National Market. In September 1996, Buffets merged with HomeTown Buffet, Inc., which was developed by one of Buffets' co-founders and had 80 company-owned HomeTown Buffet restaurants in 11 states and 19 franchised restaurants in eight states. In October 2000, Buffets was acquired by Buffets Holdings, a company organized by Caxton-Iseman Capital, Inc., in a buyout from public shareholders.

    Our financial results are significantly impacted by changes in sales at our company-owned restaurants. Changes in sales are largely driven by changes in average weekly guest counts and average guest check. We monitor average weekly guest counts very closely, as they directly impact our revenues and profits, and focus substantial efforts on growing these numbers on a same-store basis. Same-store average weekly sales and guest counts are affected by our ability to consistently deliver a high-quality, value-priced selection of home-style cooked meals in a clean and pleasant self-service buffet format, the success of our marketing promotions and other business strategies.

    Our business model is characterized by a relatively fixed cost structure, particularly in the short term. Accordingly, changes in marginal average weekly sales volume can have a more significant impact on our profitability than for a business possessing a more variable cost structure. Over a longer time horizon, by virtue of our diversified food offerings, we are able to address the semi-fixed element of food cost by modifying our offerings or by highlighting other foods on the menu in order to reduce consumption on the higher cost items. In addition, we monitor our labor costs and hourly employee productivity, as measured by the number of guests served per labor hour, on a weekly basis to ensure that restaurants are responsive in scheduling and managing our labor to varying levels of guest traffic.

    We devote significant resources and attention to our marketing efforts which is evident in the level of our advertising expenditures over the past five years. In the past year, we adopted a more stringent, return on investment based approach to advertising placement which has resulted in more efficient and effective returns on our marketing investments.

    Since we acquired Buffets in a buyout from its public shareholders in October 2000, we have focused on improving asset management and optimizing our capital structure. As a result, we have had net closures of 44 restaurants in less attractive locations either through early termination, or non-renewal at lease end, since October 2000. We expect the number of closures to abate in 2005, and reach an equilibrium point at which new openings and select relocations will approximate the number of restaurants which we close because they do not meet our profitability goals.

    Our fiscal year comprises 52 or 53 weeks divided into four Fiscal quarters of 12, 12, 16 and 12 or 13 weeks. Beginning with the transitional period ended July 3, 2002, we changed our Fiscal year so that it ends on the Wednesday nearest June 30 of each year. The Fiscal year 2002 transition period consisted of 26 weeks and was divided into two periods of 16 and 10 weeks. Prior to that, our Fiscal year ended on the Wednesday nearest December 31 of each year and each Fiscal year was divided into periods of 16, 12, 12 and 12 or 13 weeks.

    The following is a description of the line items from our consolidated statements of operations:

    o We recognize as restaurant sales the proceeds from the sale of food and beverages at our company owned restaurants at the time of such sale. We recognize the proceeds from the sale of gift certificates/cards when the gift certificates/cards are redeemed at our restaurants. Until redemption, the unearned revenue from the sale of gift certificates/cards is included in accrued liabilities on our consolidated balance sheets. Our franchise income includes royalty fees and initial franchise fees received from our franchisees. We recognize royalty fees as other income based on the sales reported at the franchise restaurants.

    o Restaurant costs reflect only direct restaurant operating costs, including food, labor and direct and occupancy costs. Labor costs include compensation and benefits for both hourly and restaurant management employees. Direct and occupancy costs consist primarily of costs of supplies, maintenance, utilities, rent, real estate taxes, insurance, depreciation and amortization.

    o      Advertising expenses reflect all advertising and promotional costs.

    o General and administrative expenses reflect all costs, other than advertising expenses, not directly related to the operation of restaurants. These expenses consist primarily of corporate administrative compensation and overhead, district and regional management compensation and related management expenses and the costs of recruiting, training and supervising restaurant management personnel.

    o Goodwill amortization reflects the amortization of the excess of cost over fair market value of assets and was recognized on a straight line basis over a 30-year life through January 2, 2002. Effective January 3, 2002, we changed our method of accounting for goodwill in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

    o Impairment of assets reflects fair market adjustments to the carrying value of long-lived assets, primarily comprised of leasehold improvements and equipment.

    o Gain on sale of Original Roadhouse Grill restaurants reflects the net proceeds from the sale of 13 Original Roadhouse Grill restaurants net of the related carrying value of these restaurants.

    o Loss on sale-leaseback transactions reflects transaction costs and impairment losses associated with the sale and leaseback of the leasehold interests and leasehold improvements.

    o Financing-related compensation expenses reflect payments to holders of stock options and cash incentive plan units in conjunction with the issuance of our 13 7/8% senior discount notes in May 2004.

    o Interest expense reflects interest costs associated with our debt, amortization of debt issuance cost and accretion of original issuance discount on our subordinated notes and bonds.

    o Interest income reflects interest earned on our short-term investments.

    o Loss related to refinancing reflects transaction and other costs associated with our recapitalization on June 28, 2002 and refinancing on February 20, 2004.

    o Loss related to the early extinguishment of debt reflects the costs associated with redeeming a portion of Buffets' 11 1/4% senior subordinated notes prior to their maturity during Fiscal 2004.

    o Other income primarily reflects franchise fees earned, less minority interest associated with our Tahoe Joe's subsidiary. During August 2003, we exercised our call option to acquire the remaining 20% interest in Tahoe Joe's, Inc. from the minority holder.

    o Income tax expense (benefit) reflects the current and deferred tax provision (benefit) determined in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes."

CRITICAL ACCOUNTING POLICIES

    Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial consolidated statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and assumptions, including those related to recoverability of long-lived assets, revenue recognition and goodwill. Management bases its estimates and assumptions on historical experience and on various other factors that are believed to be reasonable at the time the estimates and assumptions are made. Actual results may differ from these estimates and assumptions under different circumstances or conditions.

    We believe the following critical accounting policies affect management's significant estimates and assumptions used in the preparation of our consolidated financial statements.

RECOVERABILITY OF LONG-LIVED ASSETS

    We periodically evaluate long-lived assets and goodwill related to those assets for impairment whenever events or changes in circumstances indicate the carrying value amount of an asset or group of assets may not be recoverable. We consider a history of operating losses and the other factors described to be our primary indicator of potential impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows, namely individual restaurants. A restaurant is deemed to be impaired if a forecast of undiscounted future operating cash flows directly related to the restaurant, including disposal value, if any, is less than its carrying amount. If a restaurant is determined to be impaired, the loss is measured as the amount by which the carrying amount of the restaurant exceeds its fair value. Fair value is based on quoted market prices in active markets, if available. If quoted market prices are not available, an estimate of fair value is based on the best information available, including prices for similar assets or the results of valuation techniques such as discounted estimated future cash flows as if the decision to continue to use the impaired restaurant was a new investment decision. We generally measure fair value by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. We had no impairment write-downs for the fiscal year ended January 2, 2002. During the 26-week transitional period ended July 3, 2002, we expensed approximately $1.1 million relating to the impairment of long-lived assets associated with 12 restaurants. During fiscal 2003, we expensed approximately $5.6 million relating to the impairment of long-lived assets of 39 restaurants. This amount was partially offset by an approximate $0.8 million reduction in lease obligation accrual assumptions in accrued store closing costs, based on our receiving greater than planned sublease and other cash receipts. In addition, we recognized approximately $5.9 million in impairments relating to 18 of the 30 restaurants for which we completed sale-leaseback transactions during 2003. During fiscal 2004, we expensed approximately $1.9 million relating to the impairment of long-lived assets for 17 restaurants.

RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION REFLECTS OUR HISTORICAL RESULTS FOR THE 28-WEEK PERIOD ENDED JULY 18, 2001, THE 26-WEEK TRANSITIONAL PERIOD ENDED JULY 3, 2002, THE 50-WEEK PERIOD ENDED JULY 3, 2002, AND THE FISCAL YEARS ENDED JULY 2, 2003 AND JUNE 30, 2004.

    OUR FUTURE RESULTS MAY NOT BE CONSISTENT WITH OUR HISTORICAL RESULTS. OUR FISCAL 2002 RESULTS INCLUDED A LOSS RELATING TO OUR REFINANCING WHICH WAS COMPLETED IN JUNE 2002. OUR FISCAL 2003 RESULTS INCLUDED THE OPERATING RESULTS FOR 13 ORIGINAL ROADHOUSE GRILL RESTAURANTS THAT WERE SOLD IN JUNE 2003, AS WELL AS THE IMPACT OF SALE AND LEASEBACK TRANSACTIONS WITH RESPECT TO 30 RESTAURANTS COMPLETED DURING THE YEAR. OUR FISCAL 2004 RESULTS INCLUDED THE IMPACT OF A SALE AND LEASEBACK TRANSACTION WITH RESPECT TO ONE RESTAURANT COMPLETED IN DECEMBER 2003, A LOSS RELATED TO A REFINANCING THAT WE POSTPONED DUE TO MARKET CONDITIONS AND THE AMENDMENT AND RESTATEMENT OF OUR SENIOR CREDIT AGREEMENT IN FEBRUARY 2004, THE ISSUANCE OF OUR 13 7/8% SENIOR DISCOUNT NOTES DUE 2010 IN MAY 2004 AND THE REDEMPTION OF APPROXIMATELY $29.6 MILLION OF 11 1/4% SENIOR SUBORDINATED NOTES DUE 2010. THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED ELSEWHERE IN THIS REPORT.

FOR THE YEAR ENDED JUNE 30, 2004 COMPARED TO THE YEAR ENDED JULY 2, 2003

    The following table sets forth our results of operations based on the percentage relationship of the items listed to our restaurant sales during the periods shown:

                                                                                         YEAR ENDED
                                                                 YEAR ENDED            -------------
                                                                JULY 2, 2003           JUNE 30, 2004
                                                                ------------           -------------
                                                                        (DOLLARS IN THOUSANDS)
                                                            ---------------------------------------------
Restaurant sales........................................    $ 985,286   100.0%     $ 942,831    100.0%
Restaurant costs........................................      850,840    86.4        812,662     86.2
Advertising expenses....................................       28,589     2.9         25,854      2.7
General and administrative expenses.....................       45,382     4.6         42,722      4.5
Impairment of assets....................................        4,803     0.5          1,878      0.2
Gain on sale of Original Roadhouse Grill Restaurants....       (7,088)   (0.7)            --       --
Loss on sale leaseback transactions.....................        5,856     0.6             --       --
Financing-related compensation expenses.................           --      --          2,240      0.2
Operating income........................................       56,904     5.8         57,475      6.1
Interest expense........................................       41,235     4.2         39,609      4.2
Interest income.........................................         (307)     --           (424)      --
Loss related to refinancing.............................           --      --          4,776      0.5
Loss related to early extinguishment of debt............           --      --          5,275      0.6
Other (income)..........................................       (1,270)   (0.1)        (1,379)    (0.1)
Income before income taxes..............................       17,246     1.8          9,618      1.0
Income tax expense......................................        5,319     0.5          1,648      0.2
Net income..............................................    $  11,927     1.2      $   7,970      0.8

------------------
Certain percentage amounts do not sum to total due to rounding.


    RESTAURANT SALES. Restaurant sales for the fiscal year ended June 30, 2004 decreased $42.5 million, or 4.3%, compared with the fiscal year ended July 2, 2003. The decline in sales was primarily attributable to the closure of 15 buffet restaurants and the sale of 13 Original Roadhouse Grill restaurants, partially offset by the opening of 3 units, over the past year. Average weekly sales for fiscal 2004 were $49,949, or 2.0% higher than the prior year. Same-store sales for fiscal 2004 increased by 1.3% compared to the prior year, reflecting a 1.6% decline in guest traffic and a 2.9% increase in average check. The increase in average check comprised approximately a 2.0% price increase and a 0.9% average check increase due to a reduction in free promotional and employee meals. We currently expect same-store sales for the first quarter of fiscal 2005 (the 12-week period ending September 22, 2004) to decline by approximately zero to two percent versus the comparable period in fiscal 2004.

     RESTAURANT COSTS. Restaurant costs for fiscal 2004 decreased by 0.2% as a percentage of sales compared with the prior year. Food costs as a percentage of sales increased 0.9% primarily due to our expanded and enriched menu offerings. Labor costs as a percentage of sales were 1.3% lower than those experienced in the prior year, primarily due to a reduction in our restaurant management staffing levels substantially effected during the third quarter of fiscal 2003 and the improved productivity of our hourly employees. Direct and occupancy costs as a percentage of sales increased by 0.2% versus the prior year. This increase was primarily attributable to an increase in rent expense associated with the sale leaseback transactions. We currently expect that restaurant costs will run approximately 0.4% higher as a percentage of sales during the first quarter of fiscal 2005, as compared to those experienced in the most recently completed fiscal year. This increase reflects commodity-pricing pressure, particularly on chicken, which we expect to abate appreciably by the end of calendar year 2004.

    ADVERTISING EXPENSES. Advertising expenses decreased 0.2% as a percentage of sales during fiscal 2004 versus the prior year. The decrease reflected a reduction in advertising weights during fiscal 2004 to more historic levels. During the first half of fiscal 2003, we increased advertising weights in prime time, late news and Hispanic television in a number of markets in an effort to drive traffic, but these investments did not produce returns justifying their continuation. Approximately 62% of our buffet restaurants received television-advertising support during fiscal 2004 and fiscal 2003. We expect advertising costs as a percentage of sales during the first quarter of fiscal 2005 to remain comparable with those for fiscal year 2004.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses as a percentage of sales decreased 0.1% during fiscal 2004 as compared to the prior fiscal year. This decrease was largely due to a decrease in non-store employees largely effected during the third quarter of fiscal 2003. We expect general and administrative expenses during the first quarter of fiscal 2005, measured as a percentage of sales, to remain approximately flat to those realized during fiscal 2004.

    IMPAIRMENT OF ASSETS. During fiscal 2004, we recognized approximately $1.9 million in fair market adjustments to the carrying value of our long-lived assets for 17 restaurants. During fiscal 2003, we recorded approximately $4.8 million of impairments to the long-lived assets for 27 restaurants.

    GAIN ON SALE OF ORIGINAL ROADHOUSE GRILL RESTAURANTS. On June 5, 2003, we sold 13 Original Roadhouse Grill restaurants for approximately $28.4 million in net proceeds. The gain associated with the sale of these restaurants approximated $7.1 million.

    LOSS ON SALE AND LEASEBACK TRANSACTIONS. During fiscal 2003, we entered into three sale-leaseback transactions whereby we transferred our leasehold interests and leasehold improvements with respect to 30 restaurants to a third party for net proceeds of approximately $26.1 million. We simultaneously entered into long-term leases for those restaurants with an aggregate initial annual rent of approximately $3.7 million. In connection with these sale-leaseback transactions, we recorded a loss of approximately $5.9 million primarily to reflect the impairment of certain of the properties for which the net proceeds were less than the book value of the leasehold assets. In addition, the net proceeds for certain of the properties were greater than the book value of the leasehold assets resulting in a deferred gain of approximately $3.6 million. The deferred gain will be accreted over the life of the respective restaurant leases, ranging from 17 to 25 years.

    On December 19, 2003, we entered into a sale and leaseback transaction by which we transferred our leasehold interests and leasehold improvements with respect to one restaurant to a third party for net proceeds of $2.7 million. We simultaneously entered into a long-term lease for that restaurant with an aggregate initial annual rent of approximately $0.3 million. The net proceeds of this sale and leaseback transaction exceeded the book value of the leasehold assets resulting in a deferred gain of approximately $0.3 million, which will be accreted over the 20-year life of the lease.

    INTEREST EXPENSE. Interest expense was flat as a percentage of sales during fiscal 2004 versus the prior year.

    LOSS RELATED TO REFINANCING. On February 20, 2004, we entered into an amended and restated Credit Facility. In connection with this bank refinancing, we wrote off $4.2 million of debt issuance cost related to the predecessor Credit Facility. In addition, we incurred $0.6 million in transaction fees associated with an uncompleted senior discount note offering.

    LOSS RELATED TO THE EARLY EXTINGUISHMENT OF DEBT. We repurchased approximately $29.6 million of Buffets' 11 1/4% senior subordinated notes at an average price of 110.4%. We recognized the difference between the premiUM purchase price and the discounted carrying value of Buffets' 11 1/4% senior subordinated notes, as well as AN associated write-off of debt issuance cost, as a loss related to the early extinguishment of debt.

    INCOME TAXES. Income taxes decreased 0.3% as a percentage of sales for fiscal 2004 compared to the prior year. The effective tax rate of 17.1% for the current year compared with 30.8% for the prior year reflected the impact of stable tax credits on pre-tax income that was depressed by financing-related expenses, as well as a more favorable than expected resolution to a state tax audit.

FOR THE YEAR ENDED JULY 2, 2003 COMPARED TO THE 50-WEEK PERIOD ENDED JULY 3,
2002

    The following table sets forth our results of operations based on the percentage relationship of the items listed to our restaurant sales during the periods shown:

                                                      50-WEEK PERIOD ENDED    YEAR ENDED JULY 2,
                                                          JULY 3, 2002               2003
                                                      ---------------------  --------------------
                                                                (DOLLARS IN THOUSANDS)
                                                      -------------------------------------------
Restaurant sales...................................   $1,003,997   100.0%  $  985,286    100.0%
Restaurant costs...................................      849,154    84.6      850,840     86.4
Advertising expenses...............................       26,281     2.6       28,589      2.9
General and administrative expenses................       49,556     4.9       45,382      4.6
Goodwill amortization..............................        4,967     0.5           --       --
Impairment of assets...............................           --     --         4,803      0.5
Gain on sale of Original Roadhouse Grill...........           --     --        (7,088)    (0.7)
Loss on sale and leaseback transactions............           --     --         5,856      0.6
Operating income...................................       74,039     7.4       56,904      5.8
Interest expense...................................       33,606     3.3       41,235      4.2
Interest income....................................         (586)   (0.1)        (307)      --
Loss related to refinancing........................       38,724     3.9           --       --
Other (income).....................................       (1,145)   (0.1)      (1,270)    (0.1)
Income before income taxes.........................        3,440     0.3       17,246      1.8
Income tax expense.................................        4,203     0.4        5,319      0.5
Net income (loss)..................................    $    (763)   (0.1)  $   11,927      1.2

---------------------
Certain percentage amounts do not sum to total due to rounding.


    RESTAURANT SALES. Restaurant sales for the fiscal year ended July 2, 2003 decreased $18.7 million, or 1.9%, compared with the 50 weeks ended July 3, 2002. The decline was principally attributable to a 2.0% reduction in average weekly sales between the respective periods coupled with a net capacity reduction of 291 operating weeks due to 14 unit closings and the sale of 13 Original Roadhouse Grill units, partially offset by 6 unit openings. Same-store sales for the 2003 fiscal year declined by 4.2%, reflecting a 1.5% increase in pricing and a 5.7% decline in guest traffic. The decline in sales is due in part to the general economic downturn, as well as increased competition partially from the quick service industry in the form of discounting.

    RESTAURANT COSTS. Restaurant costs for 2003 increased by 1.8% as a percentage of sales compared with the comparative prior year period primarily due to expanded and enriched menu offerings, increased workers' compensation and utility costs and leverage issues attributable to reasonably fixed costs on a declining sales base.

    ADVERTISING EXPENSES. Advertising expenses increased 0.3% as a percentage of sales for fiscal 2003 versus the 50 weeks ended July 3, 2002. We increased advertising weights in prime time, late news and Hispanic television in a number of markets to provide greater media exposure.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased 0.3% as a percentage of sales during fiscal 2003 compared to the 50 weeks ended July 3, 2002. The decrease was largely attributable to reduced bonus expense and a workforce reduction of approximately 70 non-store employees.

    GOODWILL AMORTIZATION. Goodwill amortization expense was no longer recognized as of January 3, 2002 due to the adoption as of that date of SFAS No. 142, "Goodwill and Other Intangible Assets," and its non-amortization provisions for goodwill.

    IMPAIRMENT OF ASSETS. During fiscal 2003, we identified as impaired approximately $4.8 million of long-lived assets for 27 restaurants.

    GAIN ON SALE OF ORIGINAL ROADHOUSE GRILL RESTAURANTS. On June 5, 2003, we sold 13 Original Roadhouse Grill restaurants for approximately $28.4 million in net proceeds. The gain associated with the sale of these restaurants approximated $7.1 million.

    LOSS ON SALE AND LEASEBACK TRANSACTIONS. During fiscal 2003, we entered into three sale-leaseback transactions whereby we transferred our leasehold interests and leasehold improvements with respect to 30 restaurants to a third party for net proceeds of approximately $26.1 million. We simultaneously entered into long-term leases for those restaurants with an aggregate initial annual rent of approximately $3.7 million. In connection with these sale-leaseback transactions, we recorded a loss of approximately $5.9 million primarily to reflect the impairment of certain of the properties for which the net proceeds were less than the book value of the leasehold assets. In addition, the net proceeds for certain of the properties were greater than the book value of the leasehold assets resulting in a deferred gain of approximately $3.6 million. The deferred gain will be accreted over the life of the respective restaurant leases, ranging from 17 to 25 years.

    INTEREST EXPENSE. Interest expense increased 0.9% as a percentage of sales during fiscal 2003 versus the comparable prior year period primarily due to higher weighted average outstanding debt balances.

    LOSS RELATED TO REFINANCING. Loss related to refinancing consisted of $20.5 million for the prepayment and make-whole redemption fees, $11.0 million write-off of financing costs related to the retired debt, $4.1 million of unamortized debt discount related to our 16% and Buffets' 14% senior subordinated notes due September 29, 2008, $2.1 million paid to the holders of the common stock warrants and $1.0 million in expenses.

    INCOME TAXES. Income taxes increased 0.1% as a percentage of sales for fiscal 2003 compared to the 50 weeks ended July 3, 2002. The effective tax rate of 30.8% for the current year compared with 122.2% for the prior year period was largely attributable to the elimination of goodwill amortization due to the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets."

FOR THE 26-WEEK TRANSITIONAL PERIOD ENDED JULY 3, 2002 COMPARED TO THE 28 WEEKS ENDED JULY 18, 2001

    The following table sets forth our results of operations based on the percentage relationship of the items listed to our restaurant sales during the periods shown:

                                                                                    26-WEEK
                                                           28-WEEK                TRANSITIONAL
                                                        PERIOD ENDED             PERIOD ENDED
                                                        JULY 18, 2001            JULY 3, 2002
                                                   --------------------    --------------------
                                                                 (DOLLARS IN THOUSANDS)
Restaurant sales...................................$  567,821    100.0%    $  527,084    100.0%
Restaurant costs...................................   481,832     84.9        444,917     84.4
Advertising expenses...............................    15,708      2.8         14,349      2.7
General and administrative expenses................    26,700      4.7         25,687      4.9
Goodwill amortization..............................     5,975      1.1             --       --
Operating income...................................    37,606      6.6         42,131      8.0
Interest expense...................................    24,887      4.4         15,088      2.9
Interest income....................................      (324)    (0.1)          (212)    (0.1)
Loss related to refinancing........................        --       --         38,724      7.3
Other income.......................................      (493)    (0.1)          (598)    (0.1)
Income (loss) before income taxes..................    13,536      2.4        (10,871)    (2.1)
Income tax expense (benefit).......................     7,735      1.4         (3,354)    (0.6)
Net income (loss)..................................$    5,801      1.0     $   (7,517)    (1.4)

------------------------------------
Certain percentage amounts do not sum to total due to rounding.


    RESTAURANT SALES. Restaurant sales for the 26-week transitional period ended July 3, 2002 declined $40.7 million, or 7.2%, compared with the 28 weeks ended July 18, 2001. The decline in sales was mostly due to the reduced number of operating weeks in 2002 versus the comparable period in 2001 associated with our year-end change (two fewer weeks in 2002). Average weekly sales for fiscal 2002 of $51,044 were up 2.5% over average weekly sales for the comparable 28-week period for 2001. Same-store sales for fiscal 2002 were up 0.2% over the comparable period in 2001, reflecting a 2.1% increase in pricing and a 1.9% decline in guest traffic.

    RESTAURANT COSTS. Restaurant costs for fiscal 2002 improved by 0.5% as a percentage of sales compared with the prior year period primarily due to a decrease in food costs, partially offset by an increase in restaurant management compensation and an increase in workers' compensation insurance. The food cost reduction was primarily attributable to significant improvement in meat prices experienced during fiscal 2002 as compared to large price spikes incurred in the first half of 2001.

    ADVERTISING EXPENSES. Advertising expenses ran relatively constant as a percentage of sales, approximately 2.7% of sales in fiscal 2002 versus 2.8% in the comparable period in 2001. Approximately 78% of our buffet units received advertising support in fiscal 2002. Same store sales among units receiving advertising support were up 1.9% for fiscal 2002, versus overall system results of only a 0.2% increase.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were 4.9% of sales for fiscal 2002 compared with a total of 4.7% for the comparable prior year period primarily due to increased incentive compensation costs and some severance arrangements.

    GOODWILL AMORTIZATION. Goodwill amortization expense decreased 1.1% as a percentage of sales in fiscal 2002 versus the prior year period due to the adoption in January 2002 of SFAS No. 142, "Goodwill and Other Intangible Assets," and its non-amortization provisions for goodwill.

    INTEREST EXPENSE. Interest expense decreased 1.5% as a percentage of sales during the 26 weeks ended July 3, 2002 versus the comparable prior year period due to lower weighted average outstanding debt balances coupled with a decrease in the senior credit facility's variable interest rates.

    LOSS RELATED TO REFINANCING. Loss related to refinancing consisted of $20.5 million for the prepayment and make-whole redemption fees, $11.0 million write-off of financing costs related to the retired debt, $4.1 million of unamortized debt discount related to the 16% and 14% senior subordinated notes, $2.1 million paid to the holders of the common stock warrants and $1.0 million in expenses.

    INCOME TAXES. Income taxes decreased 2.0% as a percentage of sales for the 26 weeks ended July 3, 2002 compared to the 28 weeks ended July 3, 2001 principally due to a $24.4 million decrease in pre-tax income. The effective tax rate for the current period was 30.9% compared with 57.1% for the prior year period, largely due to a decrease in goodwill amortization associated with the buyout from public shareholders.

LIQUIDITY AND CAPITAL RESOURCES

    We are a holding company with no operations or assets of our own other than the capital stock of our subsidiaries. Operations are conducted through our subsidiaries and our ability to make payments on the senior discount notes is dependent on the earnings and the distribution of funds from our subsidiaries through loans, dividends or otherwise. However, none of our subsidiaries is obligated to make funds available to us for payment on the senior subordinated notes. The terms of our credit facility place restrictions on Buffets' ability to pay dividends and otherwise transfer assets to us. Further, the terms of the indenture governing Buffets' senior subordinated notes place restrictions on the ability of Buffets and our other subsidiaries to pay dividends and otherwise transfer assets to us.

    Cash flows generated from Buffets' operating activities provide us with a significant source of liquidity. Because most of our sales are for cash or credit with settlement within a few days and most vendors are paid on terms ranging from 14 to 35 days, we operate on a significant working capital deficit. In addition to cash flows from operations, revolving credit loans and swingline loans are available to us under our credit facility. Letters of credit issued under the letter of credit facility are also available to us to support payment obligations incurred for our general corporate purposes.

    Historically, our capital requirements have been for the development and construction of new restaurants, restaurant refurbishment and the installation of new information systems. We expect these requirements to continue in the foreseeable future.

    OPERATING ACTIVITIES. Net cash provided by operating activities was $50.5 million for fiscal 2004, $57.7 million for fiscal 2003, $39.3 million for the 26-week transitional period ended July 3, 2002 and $68.8 million for fiscal 2001. Net cash provided by operating activities exceeded the net income for the periods due principally to the effect of depreciation and amortization, an increase in accrued and other liabilities for 2001, losses related to refinancing for 2002 and 2004, impairment of assets in 2003 and 2004, loss on sale-leaseback transactions in 2003, and loss related to early extinguishment of debt in 2004. Net cash provided by operating activities in 2003 was partially reduced by a $17 million payment of accrued redemption fees associated with our recapitalization in June 2002. The decrease in cash provided by operating activities between fiscal 2004 and fiscal 2003 was largely attributable to the timing of payments on our accounts payable.

    INVESTING ACTIVITIES. Net cash provided by investing activities was $26.7 million for the year ended July 2, 2003 and $2.6 million for fiscal 2001. Net cash used in investing activities was $28.4 million for the year ended June 30, 2004 and $11.3 million for the 26 weeks ended July 3, 2002. We completed the sale and leaseback of certain leasehold interests and leasehold improvements with respect to 23 restaurant locations in 2001, one location in 2002, 30 locations in 2003 and one in 2004. Net proceeds from the transactions were approximately $39.1 million in 2001, $2.3 million in 2002 , $26.1 million in 2003 and $2.7 million in 2004. The aggregate initial annual rent associated with the sale-leaseback transactions was $3.2 million in 2001, $0.2 million in 2002, $3.7 million in 2003 and $0.3 million in 2004. We did not recognize a gain or loss on these transactions in 2001, 2002 or 2004, but recorded a loss of $5.9 million in 2003. The losses primarily reflected the impairment of certain of the properties for which the net proceeds were less than the book value of the leasehold assets. In addition, the net proceeds for certain of the properties were greater than the book value of the leasehold assets resulting in a deferred gain of $3.6 million in 2003 and $0.3 million in 2004. This deferred gain is being accreted over the life of the respective restaurant leases, ranging from 17 to 25 years. In addition, we completed the sale of 13 Original Roadhouse Grill restaurants in 2003 for approximately $28.4 million in net proceeds, of which $2.5 million represented a long-term note receivable. Capital expenditures in fiscal 2004 largely comprised re-image expenditures for approximately 50 restaurants in the sum of $18.2 million, while capital expenditures for prior periods primarily comprised new store outlays and minor restaurant remodels. The re-imaging effort in 2004 primarily encompassed upgrades to the restaurant interiors including new wall and floor coverings, extensive decor enhancements and display cooking stations. While guest feedback on display cooking stations was generally positive, overall returns on this component of the re-imaging program did not meet our expectations. We intend to continue to remodel our restaurants with many of the materials and decor items included in the 2004 re-imaging program, but will limit the development of display cooking in existing restaurants. While the cost for the 2004 re-image campaign was approximately $360,000 per unit, the expectation for future re-image expenditures is between $125,000 and $200,000 per unit.

    FINANCING ACTIVITIES. Net cash used in financing activities was $11.9 million for fiscal 2004, $76.8 million for fiscal 2003, $47.2 million for the 26 weeks ended July 3, 2002 and $59.6 million for fiscal 2001. On June 28, 2002, Buffets entered into new debt agreements to refinance its then-existing debt, make a distribution to Buffets Holdings and repurchase Buffets Holdings' outstanding preferred stock warrants. In connection with the transactions, we incurred a loss of $38.7 million. The loss related to refinancing consisted of $20.5 million for the prepayment and make-whole redemption fees, $11.0 million in write-offs of financing costs related to the retired debt, $4.1 million of unamortized debt discount write-offs related to our 16% and Buffets' 14% senior subordinated notes, $2.1 million paid to the holders of the common stock warrants and $1.0 million in expenses.

    FUTURE CAPITAL EXPENDITURES.  During fiscal 2005, we plan to:

    o Open between seven and eight new restaurants with an initial capital outlay of approximately $14 million. We hope to arrange forward-funding arrangements, or build-to-suit arrangements, to the extent possible on prospective new store openings to reduce these capital requirements by approximately $7 million. In those instances where we are unable to arrange a forward-funding arrangement, we hope to enter into sale and leaseback transactions to recover our initial capital outlay.

    o Spend approximately $13 million on remodeling and improvement costs that will be capitalized. Remodels incorporate design elements to update the decor of our existing facilities including a lighter, more contemporary interior design and expanded dessert displays. Other improvement costs include a variety of outlays such as new carpet, equipment and minor leasehold improvements.

    o Spend approximately $20 million on the repair and maintenance of our existing restaurant locations that will be expensed. This will encompass expenditures to keep equipment in good working order and leasehold improvements in good condition, without substantially extending the economic lives of the underlying assets.

    o Spend approximately $2 million on miscellaneous corporate and system investments.

    On August 27, 2004, we filed a prospectus with the Securities and Exchange Commission outlining a planned initial public offering of an as yet undetermined amount of Income Deposit Securities ("IDSs"), representing shares of our Class A common stock and senior subordinated notes.

    We intend to use the net proceeds from this planned offering, together with cash on hand and the proceeds from any concurrent debt issuances, to repay, repurchase or refinance all of our outstanding indebtedness and to repurchase common stock, warrants and options from the existing holders.

     We are not aware of any other event or trend that would potentially affect our capital requirements or liquidity. For the next twelve months, we believe that cash flow from operations, landlord contributions, credits received from trade suppliers and available borrowing capacity will be adequate to finance our development plans, on-going operations and debt service obligations.

CREDIT FACILITIES AND OTHER LONG TERM DEBT

    On February 20, 2004, Buffets entered into an amended and restated senior credit facility ("Credit Facility"). The Credit Facility provides for total borrowings of up to $310,000,000, including (i) a $230,000,000 term loan, (ii) a $30,000,000 revolving credit facility, (iii) a $20,000,000 letter of credit facility, and (iv) a $30,000,000 synthetic letter of credit facility. The terms of the Credit Facility permit us to borrow, subject to availability and certain conditions, incremental term loans or to issue additional notes in an aggregate amount up to $25,000,000.

    As of June 30, 2004, we had $35.1 million in outstanding letters of credit, which expire through

May 2, 2005. As of June 30, 2004, the total borrowing availability under the revolving credit facility was $30.0 million and the total borrowing capacity under the letter of credit facilities was $14.9 million.

    On June 28, 2002, Buffets' issued $230.0 million aggregate principal amount of its 11 1/4% senior subordinated notes due July 15, 2010 at 96.181%. Interest is payable semi-annually on January 15 and July 15 of each year. Except in the event of an initial public offering, we are not entitled to redeem Buffets 11 1/4% Notes prior to July 15, 2006, after which we can choose to redeem some or all of Buffets 11 1/4% Notes at specified redemption prices.

    On May 18, 2004, we issued $132 million aggregate principal amount at maturity of our 13 7/8% senior discount notes due December 15, 2010. Our 13 7/8% Notes were issued at a discount to their aggregate principal amount at maturity. Prior to July 31, 2008, interest will accrue on our 13 7/8% Notes in the form of an increase in the accreted value of those notes. The accreted value of each 13 7/8% Note will increase until July 31, 2008 at a rate of 13.875% per annum. After this date, cash interest on the 13 7/8% Notes will accrue and be payable on January 31 and July 31 of each year at a rate of 13.875% per annum. If we fail to meet certain leverage ratio tests on or about July 31, 2006 or July 31, 2008, additional interest will accrue on our 13 7/8% Notes from that date at a rate of 1% per annum, up to a maximum of 2% per annum.

SEASONALITY AND QUARTERLY FLUCTUATIONS

    Our sales are seasonal, with a lower percentage of annual sales occurring in most of our current market areas during the winter months. Our restaurant sales may also be affected by unusual weather patterns, major world events or matters of public interest that compete for customers' attention. Generally, restaurant sales per unit are lower in the winter months, our third fiscal quarter ending in April of each year. The impact of these reduced average weekly sales are mitigated in our quarterly data presentations through the inclusion of 16 weeks in the quarter ending in April of each year, compared to only 12 or 13 weeks in each of the other fiscal quarters.

NEW ACCOUNTING STANDARDS

    In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51." The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (variable interest entities, or VIEs) and how to determine when and which business enterprise should consolidate the VIE (the primary beneficiary). In December 2003, the FASB issued FIN 46 (R), "Consolidation of Variable Interest Entities," which represents a revision to FIN 46. The provisions of FIN 46 (R) are effective for interests in VIEs as of the first interim, or annual, period ending after March 15, 2004. In addition, FIN 46 (R) requires that both the primary beneficiary and all other enterprises with a significant variable interest make additional disclosure in filings issued after January 31, 2003. We adopted FIN 46 (R) as of December 17, 2003 and its adoption had no impact on our consolidated results of operations, financial position or cash flow.

    In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 modifies the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS No. 150 requires that those instruments be classified as liabilities in statements of financial position. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, or otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We adopted SFAS No. 150 as of July 3, 2003 and its adoption had no impact on our consolidated results of operations, financial position or cash flow.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    INTEREST RATE RISKS. We have interest rate exposure relating to the variable portion of our long-term obligations. Buffets' 11 1/4% senior subordinated notes and our 13 7/8% senior discount notes are fixed. The seniOR subordinated notes being offered hereby and Buffets' Senior Notes being offered concurrently will be fixed. The interest rates on the term loans under Buffets' Existing Credit Facility are variable. Based on the terms of Buffets' Existing Credit Facility and assuming that credit facility had been in effect from the beginning of fiscal 2003, a 1% change in interest rates on our variable rate debt would have resulted in our interest rate expense fluctuating by approximately $2.2 million for fiscal 2003 and $1.9 million for fiscal 2004. Our interest rate risk under our Existing Credit Facility was mitigated, in part, by an interest rate cap purchased on November 25, 2002 with a notional value of $15 million and a 5% LIBOR strike price that expired on June 30, 2004. We expect that our Amended Credit Facility will have a variable interest rate, subject to any hedges we may put in place.

    FOOD COMMODITY RISKS. Many of the food products purchased by us are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are outside our control. To control this risk in part, we have fixed price purchase commitments with terms of one year or less for some key food and supplies from vendors who supply our national food distributor. In addition, we believe that substantially all of our food and supplies are available from several sources, which helps to control food commodity risks. We believe we have the ability to increase menu prices, or vary the menu items offered, if needed, in response to food product price increases within the range that has been experienced historically. To compensate for a hypothetical price increase of 10% for food and beverages, we would need to increase menu prices by an average of approximately 3%. Our average menu price increases were approximately 2% for fiscal 2003 and 2% for fiscal 2004. Accordingly, we believe that a hypothetical 10% increase in food product costs would not have a material effect on our operating results.

CONTRACTUAL OBLIGATIONS

    The following table provides aggregate information about our material contractual payment obligations and the fiscal year in which these payments are due:

                           PAYMENTS DUE BY FISCAL YEAR

                                     2005        2006         2007          2008      THEREAFTER          TOTAL
                                     ----        ----         ----          ----      ----------          -----
                                                                    (IN THOUSANDS)
  Long-term debt(1)...........    $   2,300   $   2,300    $  2,300      $  2,300     $   551,065    $  560,265
  Operating leases(2).........       53,913      52,713      50,482        48,346         327,601       533,055
  Advisory fees(3)............        3,504       3,379       3,266         3,266              --        13,415
                                  ---------   ---------    --------      --------     -----------    ----------
       Total contractual
       cash obligations.......    $  59,717   $  58,392    $ 56,048      $ 53,912     $   878,666    $1,106,735
                                  =========   =========    ========      ========     ===========    ==========

-------------
(1) Long-term debt payments for fiscal 2005 and beyond represent the required debt payments on our credit facility, Buffets' 11 1/4% senior subordinated notes and our 13 7/8% senior discount notes.

(2) Operating leases is comprised of minimum rents and contingent rents. Operating leases have not been reduced by minimum sublease rentals of approximately $24,902,000. See Note 10 to our consolidated financial statements included elsewhere in this report for details of our operating lease obligations.

(3) The advisory fees comprise our contractual obligation to pay annual advisory fees to each of Roe H. Hatlen, Sentinel Capital Partners, L.L.C. and Caxton-Iseman Capital. See "Certain Relationships and Related Transactions." Under the terms of these agreements, Mr. Hatlen and Sentinel Capital are each paid a fixed-price annual fee. The fee of Caxton-Iseman is calculated as a percentage of our earnings before interest, taxes, depreciation and amortization, which in fiscal 2004 resulted in a payment of $3.1 million. This figure has been used as an estimate for our obligations under that agreement for fiscal 2005 and each fiscal year thereafter. The agreements with Caxton-Iseman and Sentinel Capital are of perpetual duration, and hence no estimate of the aggregate amount of future obligations (represented in the "Thereafter" column, above) is provided.

OTHER COMMERCIAL COMMITMENTS

    The following table provides aggregate information about our commercial commitments and the fiscal year in which they expire:

                 AMOUNT OF COMMITMENT EXPIRATION BY FISCAL YEAR

                                            2005     2006     2007      2008    THEREAFTER      TOTAL
                                            ----     ----     ----      ----    ----------      -----
                                                             (IN THOUSANDS)
  Letters of credit(1).............     $  35,102  $   --   $     --  $    --   $       --   $ 35,102
  Management loan guarantees(2)....            --      --         --       --          125        125
                                        ---------  ------   --------  -------   ----------   --------
       Total commercial commitments
                                        $  35,102  $   --   $     --  $    --   $      125   $ 35,227
                                        =========  ======   ========  =======   ==========   ========

-----------
(1) Our outstanding letters of credit expire at various times with final expirations May 2005. As of June 30, 2004, the total borrowing availability under the revolving credit facility was $30.0 million and the total borrowing capacity under the letter of credit facilities was $14.9 million.

(2) The management loan guarantees comprise our guarantee on loans provided by U.S. Bank to certain members of management. See "Certain Relationships and Related Transactions."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS
                     BUFFETS HOLDINGS, INC. AND SUBSIDIARIES
                                                                            PAGE
                                                                            ----
Report of Independent Registered Public Accounting Firm..................     32

Consolidated Balance Sheets as of July 3, 2002, July 2, 2003 and
June 30, 2004............................................................     33

Consolidated Statements of Operations for the Year Ended January 2, 2002,
for the Twenty-Six Week Transitional Period Ended July 3, 2002, for the
Year Ended July 2, 2003 and for the Year Ended June 30, 2004.............     34

Consolidated Statements of Shareholders' Equity (Deficit) for the Year
Ended January 2, 2002, for the Twenty-Six Week Transitional Period Ended
July 3, 2002, for the Year Ended July 2, 2003 and for the Year Ended
June 30, 2004...........................................................      35

Consolidated Statements of Cash Flows for the Year Ended January 2, 2002,
for the Twenty-Six Week Transitional Period Ended July 3, 2002, for the
Year Ended July 2, 2003 and for the Year Ended June 30, 2004.............     36

Notes to Consolidated Financial Statements...............................     38

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Shareholders of Buffets Holdings, Inc. and Subsidiaries:

    We have audited the accompanying consolidated balance sheets of Buffets Holdings, Inc. (a Delaware corporation) and Subsidiaries (the Company) as of July 3, 2002, July 2, 2003 and June 30, 2004, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the year ended January 2, 2002, the twenty-six week transitional period ended July 3, 2002, the year ended July 2, 2003 and the year ended June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Buffets Holdings, Inc. and Subsidiaries as of July 3, 2002, July 2, 2003 and June 30, 2004, and the results of their operations and their cash flows for the year ended January 2, 2002, the twenty-six week transitional period ended July 3, 2002, the year ended July 2, 2003 and the year ended June 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

    As discussed in Note 2 to the consolidated financial statements, effective January 3, 2002, the Company changed its method of accounting for goodwill and intangible assets.


/s/ Deloitte & Touche

Minneapolis, Minnesota
August 27, 2004

                     BUFFETS HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                       JULY 3,           JULY 2,          JUNE 30,
                                                                        2002              2003             2004
                                                                        ----              ----             ----
                                                                          (IN THOUSANDS, EXCEPT SHARE DATA)
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents................................         $      8,362      $    15,855       $   26,072
 Restricted cash and cash equivalents.....................                   --               --           16,228
 Receivables..............................................                8,682            6,478            6,963
 Inventories..............................................               18,632           18,462           18,673
 Prepaid expenses and other current assets................               10,086            8,039            5,244
 Assets held for sale.....................................                   --            1,390               --
 Deferred income taxes....................................               19,000           15,216           15,915
                                                                   ------------      -----------       ----------
    Total current assets..................................               64,762           65,440           89,095
PROPERTY AND EQUIPMENT, net...............................              198,350          154,140          149,618
GOODWILL, net.............................................              312,163          312,163          312,163
ASSETS HELD FOR SALE......................................               24,952               --               --
DEFERRED INCOME TAXES.....................................                   --            2,932            1,033
OTHER ASSETS, net.........................................               15,445           18,311           15,622
                                                                   ------------      -----------       ----------
    Total assets..........................................         $    615,672      $   552,986       $  567,531
                                                                   ============      ===========       ==========

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
 Accounts payable.........................................         $     37,419      $    43,777       $   43,280
 Accrued liabilities (Note 4).............................               92,454           78,508           68,663
 Income taxes payable.....................................                2,900            4,787            4,531
 Current maturities of long-term debt.....................                2,450            1,735            2,300
                                                                   ------------      -----------       ----------
    Total current liabilities.............................              135,223          128,807          118,774
LONG-TERM DEBT, net of current maturities.................              491,531          419,387          496,039
DEFERRED INCOME TAXES.....................................                  175               --               --
DEFERRED LEASE OBLIGATIONS................................               18,829           19,713           21,621
OTHER LONG-TERM LIABILITIES...............................                4,525            7,889            7,013
                                                                   ------------      -----------       ----------
    Total liabilities.....................................              650,283          575,796          643,447
                                                                   ------------      -----------       ----------
COMMITMENTS AND CONTINGENCIES (Note 10)
SHAREHOLDERS' DEFICIT:
 Preferred stock, $.01 par value; 1,100,000 shares
      authorized; none issued and outstanding as of July
      3, 2002, July 2, 2003 and June 30, 2004.............                   --               --               --
 Common stock, $.01 par value; 3,600,000 shares
      authorized; 3,228,610 shares issued and outstanding
      as of July 3, 2002, 3,187,985 as of July 2, 2003
      and 3,185,672 as of June 30, 2004...................                   32               32               32
 Accumulated deficit......................................              (34,643)         (22,842)         (75,948)
                                                                   ------------      -----------       ----------
    Total shareholders' deficit...........................              (34,611)         (22,810)         (75,916)
                                                                   ------------      -----------       ----------
    Total liabilities and shareholders' deficit...........         $    615,672      $   552,986       $  567,531
                                                                   ============      ===========       ==========

              The accompanying notes are an integral part of these consolidated financial statements.

                     BUFFETS HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        FOR THE
                                                       FOR THE      TWENTY-SIX WEEK       FOR THE          FOR THE
                                                         YEAR         TRANSITIONAL          YEAR            YEAR
                                                         ENDED        PERIOD ENDED         ENDED            ENDED
                                                       JANUARY 2,        JULY 3,           JULY 2,         JUNE 30,
                                                          2002            2002              2003             2004
                                                      ------------    ------------      ------------     ------------
                                                                              (IN THOUSANDS)
RESTAURANT SALES...............................       $  1,044,734    $    527,084      $    985,286     $    942,831
RESTAURANT COSTS:
 Food..........................................            326,271         163,649           311,891          307,807
 Labor.........................................            326,423         164,264           313,532          287,467
 Direct and occupancy..........................            233,375         117,004           225,417          217,388
                                                      ------------    ------------      ------------     ------------
Total restaurant costs.........................            886,069         444,917           850,840          812,662
ADVERTISING EXPENSES...........................             27,640          14,349            28,589           25,854
GENERAL AND ADMINISTRATIVE EXPENSES............             50,569          25,687            45,382           42,722
GOODWILL AMORTIZATION..........................             10,942              --                --               --
IMPAIRMENT OF ASSETS...........................                 --              --             4,803            1,878
GAIN ON SALE OF ORIGINAL ROADHOUSE GRILL
     RESTAURANTS...............................                 --              --            (7,088)              --
LOSS ON SALE LEASEBACK TRANSACTIONS............                 --              --             5,856               --
FINANCING-RELATED COMPENSATION EXPENSES........                 --              --                --            2,240
                                                      ------------    ------------      ------------     ------------
OPERATING INCOME...............................             69,514          42,131            56,904           57,475
INTEREST EXPENSE...............................             43,405          15,088            41,235           39,609
INTEREST INCOME................................               (698)           (212)             (307)            (424)
LOSS RELATED TO REFINANCING....................                 --          38,724                --            4,776
LOSS RELATED TO EARLY EXTINGUISHMENT OF DEBT...                 --              --                --            5,275
OTHER INCOME...................................             (1,040)           (598)           (1,270)          (1,379)
                                                      ------------    ------------      ------------     ------------
INCOME (LOSS) BEFORE INCOME TAXES..............             27,847         (10,871)           17,246            9,618
INCOME TAX EXPENSE (BENEFIT)...................             15,292          (3,354)            5,319            1,648
                                                      ------------    ------------      ------------     ------------
    Net income (loss)..........................       $     12,555    $     (7,517)     $     11,927     $      7,970
                                                      ============    ============      ============     ============

              The accompanying notes are an integral part of these consolidated financial statements.

                     BUFFETS HOLDINGS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                                                                RETAINED
                                         PREFERRED STOCK          COMMON STOCK     ADDITIONAL   EARNINGS
                                        ------------------   -----------------       PAID-IN   (ACCUMULATED
                                        SHARES     AMOUNT      SHARES      AMOUNT    CAPITAL     DEFICIT)     TOTAL
                                        ------     ------      ------      ------    -------     --------     -----
                                                             (IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE, JANUARY 4, 2001.......        975,000  $      10   3,250,000   $      33  $ 135,371   $     579    $ 135,993
 Issuance of stock.............          1,550         --       4,610          --        200          --          200
 Purchase of treasury stock....             --         --      (8,125)         --        (71)         --          (71)
 Net income....................             --         --          --          --         --      12,555       12,555
                                       -------  ---------   ---------   ---------  ---------   ---------    ---------
BALANCE, JANUARY 2, 2002.......        976,550         10   3,246,485          33    135,500      13,134      148,677
 Purchase of treasury stock....             --         --     (17,875)         (1)      (290)         --         (291)
 Redemption of preferred stock.       (976,550)       (10)         --          --    (97,644)    (10,573)    (108,227)
 Redemption of preferred stock
      warrants.................             --         --          --          --     (5,414)     (1,786)      (7,200)
 Dividends.....................             --         --          --          --    (32,152)    (27,901)     (60,053)
 Net loss......................             --         --          --          --         --      (7,517)      (7,517)
                                       -------  ---------   ---------   ---------  ---------   ---------    ---------
BALANCE, JULY 3, 2002..........             --         --   3,228,610          32         --     (34,643)     (34,611)
 Issuance of stock.............             --         --      14,625          --        450          --          450
 Purchase of treasury stock....             --         --     (55,250)         --       (450)       (126)        (576)
 Net income....................             --         --          --          --         --      11,927       11,927
                                       -------  ---------   ---------   ---------  ---------   ---------    ---------
BALANCE, JULY 2, 2003..........             --         --   3,187,985          32         --     (22,842)     (22,810)
 Issuance of stock.............             --         --      21,250          --        241          --          241
 Purchase of treasury stock....             --         --     (23,563)         --       (209)       (171)        (380)
 Dividends.....................             --         --          --          --        (32)    (60,905)     (60,937)
 Net income....................             --         --          --          --         --       7,970        7,970
                                       -------  ---------   ---------   ---------  ---------   ---------    ---------
BALANCE, JUNE 30, 2004.........             --  $      --   3,185,672   $      32  $      --   $ (75,948)   $ (75,916)
                                       =======  =========   =========   =========  =========   =========    =========

              The accompanying notes are an integral part of these consolidated financial statements.

                     BUFFETS HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   FOR THE
                                                                     FOR THE     TWENTY-SIX WEEK      FOR THE         FOR THE
                                                                      YEAR        TRANSITIONAL         YEAR            YEAR
                                                                     ENDED       PERIOD ENDED         ENDED            ENDED
                                                                   JANUARY 2,       JULY 3,           JULY 2,         JUNE 30,
                                                                      2002           2002              2003             2004
                                                                      ----           ----              ----             ----
                                                                                         (IN THOUSANDS)
OPERATING ACTIVITIES:
 Net income (loss)........................................       $     12,555    $     (7,517)    $     11,927    $      7,970
 Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
    Depreciation and amortization.........................             53,404          20,409           36,885          33,807
    Amortization of debt issuance costs...................              3,905           1,617            1,182           1,370
    Net loss related to refinancing:
       Write-off of debt issuance costs...................                 --          11,022               --           4,201
       Accrued redemption fees............................                 --          17,000               --              --
       Original issue discount expensed...................                 --           4,107               --              --
    Accretion of original issue discount..................                773             357              739           2,049
    Loss related to early extinguishment of debt..........                 --              --               --           5,275
    Deferred interest.....................................              1,269             614               --              --
    Impairment of assets..................................                 --              --            4,803           1,878
    Asset write-downs.....................................                491              --               --              --
    Deferred income taxes.................................                 21          (2,798)             677           1,200
    Gain on sale of Original Roadhouse Grill restaurants..                 --              --           (7,088)             --
    Loss on disposal of assets............................                361              89              565             305
    Loss on sale leaseback transactions...................                 --              --            5,856              --
    Changes in assets and liabilities:
       Receivables........................................             (1,069)           (982)           2,346            (235)
       Inventories........................................                690            (193)             170            (674)
       Prepaid expenses and other assets..................             (1,571)         (1,557)           2,047           2,795
       Accounts payable...................................             (7,939)          6,399            8,350            (497)
       Accrued and other liabilities......................              2,837          (7,190)         (12,690)         (8,698)
       Income taxes payable/refundable....................              3,108          (2,127)           1,887            (256)
                                                                      -------         -------          -------         -------
         Net cash provided by operating activities........             68,835          39,250           57,656          50,490
                                                                      -------         -------          -------         -------
INVESTING ACTIVITIES:
 Proceeds from sale leaseback transactions................             39,075           2,281           26,117           2,710
 Proceeds from sale of Original Roadhouse Grill
      restaurants.........................................                 --              --           25,850              --
 Purchase of fixed assets.................................            (38,096)        (14,280)         (25,722)        (33,007)
 Acquisition of 20% minority interest in Tahoe Joe's Inc..                 --              --               --            (370)
 Proceeds from sale of other assets.......................              1,596             662              417           2,284
                                                                      -------         -------          -------         -------
    Net cash provided (used in) investing activities......              2,575         (11,337)          26,662         (28,383)
                                                                      -------         -------          -------         -------

                     BUFFETS HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                    FOR THE
                                                                      FOR THE     TWENTY-SIX WEEK      FOR THE         FOR THE
                                                                       YEAR        TRANSITIONAL         YEAR            YEAR
                                                                      ENDED       PERIOD ENDED         ENDED            ENDED
                                                                    JANUARY 2,       JULY 3,           JULY 2,         JUNE 30,
                                                                       2002           2002              2003             2004
                                                                       ----           ----              ----             ----
                                                                                         (IN THOUSANDS)
FINANCING ACTIVITIES:
 Repayment of debt.........................................       $    (53,896)   $   (353,298)    $    (73,198)   $   (172,953)
 Redemption of subordinated notes..........................                 --              --             (400)        (27,364)
 Redemption of preferred stock warrants....................                 --          (7,200)              --              --
 Redemption of preferred stock.............................                 --        (108,227)              --              --
 Repurchase of common stock................................                (71)           (291)            (576)           (380)
 Proceeds from issuance of common stock....................                200              --              450             241
 Repayment of revolving credit facility....................             (5,000)             --               --              --
 Proceeds from issuance of subordinated notes..............                 --         221,217               --              --
 Proceeds from issuance of senior discount notes...........                 --              --               --          75,073
 Unrestricted cash proceeds from credit facility...........                 --         245,000               --         195,300
 Initial restricted cash proceeds from credit facility.....                 --              --               --          34,700
 Restricted cash proceeds from credit facility available
      as of year end.......................................                 --              --               --         (16,228)
 Use of restricted cash for early extinguishment of debt...                 --              --               --         (18,472)
 Use of unrestricted cash for early extinguishment of debt.                 --              --               --         (15,300)
 Dividends.................................................                 --         (32,289)              --         (60,937)
 Debt issuance costs.......................................               (823)        (12,076)          (3,101)         (5,570)
                                                                  ------------    ------------     ------------    ------------
 Net cash used in financing activities.....................            (59,590)        (47,164)         (76,825)        (11,890)
                                                                  ------------    ------------     ------------    ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS....................             11,820         (19,251)           7,493          10,217
CASH AND CASH EQUIVALENTS, beginning of period.............             15,793          27,613            8,362          15,855
                                                                  ------------    ------------     ------------    ------------
CASH AND CASH EQUIVALENTS, end of period...................       $     27,613    $      8,362     $     15,855    $     26,072
                                                                  ============    ============     ============    ============
SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash paid during the period for:
    Interest (net of capitalized interest of $369, $158,
        $288 and $280, respectively).......................       $     35,546    $     16,526     $     26,956    $     37,286
                                                                  ============    ============     ============    ============
    Income taxes...........................................       $     11,725    $      1,587     $      3,351    $        700
                                                                  ============    ============     ============    ============
 Non-cash investing activities during the period for
    Note receivable on sale of Original Roadhouse Grill
        restaurants........................................       $         --    $         --     $      2,500    $         --
                                                                  ============    ============     ============    ============
 Non-cash financing activities during the period for-
    Issuance of subordinated notes to stockholders in lieu
        of cash payment....................................       $         --    $     27,764     $         --    $         --
                                                                  ============    ============     ============    ============

              The accompanying notes are an integral part of these consolidated financial statements.

                     BUFFETS HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1   NATURE OF ORGANIZATION

COMPANY BACKGROUND

    Buffets Holdings, Inc. and Subsidiaries (Buffets Holdings), a Delaware corporation, was formed to acquire 100 percent of the common stock of Buffets, Inc. and its subsidiaries in a buyout from public shareholders on October 2, 2000 (the Acquisition). Buffets Holdings, Inc. and Buffets, Inc. are collectively referred to as the Company.

    In December 2002, Buffets, Inc. filed a registration statement with the Securities and Exchange Commission (SEC) to effect the exchange of $230.0 million of outstanding 11 1/4% senior subordinated notes which were issued in June 2002 for registered 11 1/4% senior subordinated notes due 2010.

On February 20, 2004, Buffets, Inc. entered into an amended and restated senior credit facility (the Credit Facility) to refinance its existing debt and to make a distribution to Buffets Holdings. Buffets, Inc. used $230.0 million in proceeds from term loan borrowings under the amended Credit Facility to refinance $166.8 million in outstanding term loan indebtedness under the predecessor Credit Facility, establish a $34.7 million restricted cash collateral account to repurchase outstanding 11 1/4% senior subordinated notes, make a $19.7 million distribution to Buffets Holdings, pay $2.7 million in transaction fees related to the refinancing transaction, pay $1.1 million in accrued term loan interest and use $5.0 million for general corporate purposes. The amended Credit Facility allows Buffets, Inc. to use up to $50.0 million in cash, comprised of the restricted cash collateral proceeds and unrestricted cash on hand, toward the repurchase of its outstanding 11 1/4% senior subordinated notes. Any unused portion of the restricted cash collateral account must be applied within 180 days to repay indebtedness under the term loan portion of the amended Credit Facility. As of June 30, 2004, Buffets, Inc. had expended $33.8 million to redeem $29.6 million of senior subordinated notes at an average price of 110.4% and had $16.2 million of restricted cash and cash equivalents for further repurchases. The Company recorded a $4.2 million write-off of debt issuance cost associated with the amendment of the Credit Facility and $0.6 million of transaction fees associated with an uncompleted bond offering as a loss related to refinancing. The Company also recognized a $5.3 million loss related to the early extinguishment of debt. Buffets, Inc. completed its bond repurchase program in August 2004, expending an additional $15.7 million to redeem $14.3 million of senior subordinated notes at an average price of 106.7% during fiscal 2005. The remaining $0.5 million was paid on the amended Credit Facility in August 2004.

    On May 18, 2004, Buffets Holdings issued 13 7/8% senior discount notes due 2010 in a Rule 144A offering with a stated aggregate principal amount at maturity (including accreted amounts) of $132.0 million. Buffets Holdings used the $75.1 million in gross proceeds from the offering and $0.1 million of cash on hand to redeem its series B junior subordinated notes due 2011 plus accrued and unpaid interest ($9.2 million), make a distribution to its stockholders ($60.9 million) and pay transaction fees and expenses related to the offering ($5.1 million). As part of the transaction fees and expenses related to the offering, the Company recognized approximately $2.2 million of bonus payments to certain restaurant and corporate employees as financing-related compensation expenses. In July 2004, Buffets Holdings filed a registration statement with the SEC to effect the exchange of its outstanding 13 7/8% senior discount notes for registered 13 7/8% senior discount notes due 2010.

DESCRIPTION OF BUSINESS

    The Company owns and operates a chain of restaurants under the names of Old Country Buffet, Country Buffet, HomeTown Buffet, Granny's Buffet, Country Roadhouse Buffet & Grill, Tahoe Joe's Famous Steakhouse and Soup `N Salad Unlimited in the United States. Until June 2003, the Company also operated 13 Original Roadhouse Grill restaurants. The Company, operating principally in the mid-scale family dining industry segment, owned and operated 360 restaurants (352 family buffet restaurants) and franchised 20 restaurants operating as of June 30, 2004.

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

FISCAL YEAR

    Beginning July 3, 2002, the Company changed its fiscal year so that it ends on the Wednesday nearest June 30 of each year. The Company's new fiscal year is comprised of 52 or 53 weeks divided into four fiscal quarters of 12, 12, 16, and 12 or 13 weeks, respectively. Prior to July 3, 2002, its fiscal year ended on the Wednesday nearest December 31 of each year and was comprised of 52 or 53 weeks divided into four fiscal quarters of 16, 12, 12, and 12 or 13 weeks, respectively. All references herein to "2004" represent the 52-week period ended June 30, 2004. All references herein to "2003" represent the 52-week period ended July 3, 2003. All references herein to "2002" represent the 26-week period ended July 3, 2002. All references herein to "2001" represent the 52-week period ended January 2, 2002.

RECLASSIFICATIONS

    Certain amounts shown in the prior-period consolidated financial statements have been reclassified to conform with the current period consolidated financial statement presentation. These reclassifications had no effect on net income
(loss) or shareholder's equity (deficit) as previously presented.

2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

    Investments with original maturities of three months or less are considered to be cash equivalents and are recorded at cost, which approximates market value. Cash equivalents consist principally of commercial paper and money market funds.

RESTRICTED CASH AND CASH EQUIVALENTS

    Restricted cash and cash equivalents consist of money market funds. These funds are restricted for the repurchase of Buffets, Inc.'s outstanding 11 1/4% senior subordinated notes. Any unused portion of the restricted funds must be applied to repay indebtedness under the term loan portion of the Credit Facility by August 18, 2004.

RECEIVABLES

    Receivables primarily consist of credit card receivables, landlord receivables and vendor rebates. Landlord receivables represent the portion of costs for leasehold improvements remaining to be reimbursed by landlords at year-end. Vendor rebates result from discounts on purchases negotiated with the vendors. Rebates are recorded as a reduction to food costs in the statement of operations as the associated food cost is recognized.

INVENTORIES

    Inventories, consisting primarily of food, beverage, china and smallwares for each restaurant location, are stated at the lower of cost or market. Cost is determined by the first-in, first-out method for food and beverage inventories. China and smallwares are stated at their original cost and subsequent additions and replacements are expensed as purchased.

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Depreciation is provided using the straight-line method for financial reporting purposes and accelerated methods for income tax reporting purposes. Equipment is depreciated over estimated useful lives, ranging from 3 to 10 years. Leasehold improvements are amortized over the terms of the related leases, generally 10 to 15 years. Buildings are depreciated over estimated useful lives, generally 39 1/2 years.

    Maintenance and repairs are charged to expense as incurred. Major improvements, which extend the useful life of an item, are capitalized and depreciated. The cost and accumulated depreciation of property and equipment retired or otherwise disposed of are removed from the related accounts, and any residual values are charged or credited to income.

    Property and equipment was as follows (in thousands):

                                                     JULY 3,       JULY 2,       JUNE 30,
                                                       2002          2003           2004
                                                       ----          ----           ----
      Land......................................   $    1,662    $    1,669     $   1,137
      Buildings.................................          174         2,696         2,999
      Equipment.................................      111,611       117,928       130,938
      Leasehold improvements....................      148,210       121,140       134,215
      Less- Accumulated depreciation and               63,307        89,293       119,671
          amortization..........................   ----------    ----------     ---------
                                                   $  198,350    $  154,140     $ 149,618
                                                   ==========    ==========     =========

    The Company sold 23 restaurant locations in 2001, one location in 2002, 30 locations in 2003 and one location in 2004. The Company leased the restaurants back applying provisions of Statement of Financial Accounting Standards (SFAS) No. 98, "Accounting for Leases." Net proceeds from the transactions were approximately $39.1 million in 2001, $2.3 million in 2002, $26.1 million in 2003 and $2.7 million in 2004. The aggregate initial annual rent associated with the sale and leaseback transactions was $3.2 million in 2001, $0.2 million in 2002, $3.7 million in 2003 and $0.3 million in 2004. The Company did not recognize a gain or loss on these transactions in 2001, 2002 or 2004, but recorded a loss of $5.9 million in 2003. The losses primarily reflected the impairment of certain of the properties for which the net proceeds were less than the book value of the leasehold assets. In addition, the net proceeds for certain of the properties were greater than the book value of the leasehold assets resulting in a deferred gain of $3.6 million in 2003 and $0.3 million in 2004. These deferred gains are being accreted over the lives of the respective restaurant leases, ranging from 17 to 25 years. The Company does not have any continuing involvement with these sale and leaseback locations. These leases are accounted for as operating leases.

GOODWILL

    Goodwill, a result of the Acquisition, represents the excess of cost over net assets acquired. Goodwill was amortized on a straight-line basis over 15 to 30 years until the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," on January 3, 2002. Accumulated amortization for goodwill was $13.5 million as of July 3, 2002. Since the adoption of SFAS No. 142, goodwill is no longer amortized, but is tested at least annually for impairment. There were no goodwill impairment charges for any of the periods presented.

    The following table shows net income (loss) adjusted to reflect the adoption of SFAS No. 142 as of the beginning of the respective periods (in thousands):

                                                        FOR THE 26-WEEK
                                       FOR THE YEAR      TRANSITIONAL        FOR THE YEAR        FOR THE YEAR
                                          ENDED          PERIOD ENDED            ENDED              ENDED
                                     JANUARY 2, 2002     JULY 3, 2002        JULY 2, 2003       JUNE 30, 2004
                                     ---------------    --------------      --------------     --------------
Reported net income (loss)......     $       12,555     $       (7,517)     $       11,927     $        7,970
Add: goodwill amortization......             10,942                 --                  --                 --
Add: liquor license amortization                 23                 --                  --                 --
                                     --------------     --------------      --------------     --------------
Adjusted net income (loss)......     $       23,520     $       (7,517)     $       11,927     $        7,970
                                     ==============     ==============      ==============     ==============

ASSETS HELD FOR SALE

    Assets held for sale included net assets such as land, buildings and equipment that were in the process of being sold and were recorded at the lower of carrying value or fair market value less costs to sell based upon valuation estimates from brokers and negotiations with prospective purchasers, as follows (dollars in thousands):

                                                                                     CARRYING AMOUNTS AS OF
   DESCRIPTION OF ASSETS             FACTS AND CIRCUMSTANCES LEADING            JULY 3,      JULY 2,      JUNE 30,
      TO BE DISPOSED                      TO EXPECTED DISPOSAL                    2002         2003          2004
      --------------                      --------------------                    ----         ----          ----
Undeveloped properties       Decision not to develop; sold two properties
                             in 2003; sold one property in 2004               $    1,843    $      698   $     --
Non-restaurant property      Decision to reduce fixed overhead; changed
                             decision in 2003 due to increased utilization           929            --         --
Restaurant in Texas          Decision to sell underperforming restaurant;
                             sold in 2004                                            692           692         --
Original Roadhouse Grill     Decision to sell brand to reduce debt burden;
restaurants                  sold in 2003                                         21,488            --         --
                                                                              ----------    ----------   --------
                                                                              $   24,952    $    1,390   $     --
                                                                              ==========    ==========   ========

    The expected disposal dates of the assets to be disposed were uncertain prior to 2003, thereby resulting in their non-current classification for those periods.

    During 2003, the Company recorded an adjustment to direct and occupancy costs to reduce the carrying amount of the non-restaurant property by approximately $0.1 million upon the decision to retain the facility. The restaurants held for sale had revenues of approximately $38.6 million and operating income of approximately $3.2 million for 2003. The sale of the Original Roadhouse Grill restaurants in June 2003 resulted in a gain of approximately $7.1 million, which has been presented as a separate line item in the accompanying consolidated statements of operations.

    During 2004, the Company sold one undeveloped property and recognized a loss of approximately $0.1 million in direct and occupancy costs in the consolidated statements of operations. In addition, the Company sold one restaurant and recorded a gain of approximately $0.6 million in direct and occupancy costs. The restaurant held for sale had no revenues or operating profit for 2004.

OTHER ASSETS

    Other assets consist principally of debt issuance costs, notes receivable and other intangibles net of accumulated amortization of $0.1 million, $1.3 million and $1.1 million as of July 3, 2002, July 2, 2003, and June 30, 2004, respectively. Debt issuance costs are the capitalized costs incurred in conjunction with amending the Credit Facility and issuing senior subordinated, and senior discount, notes. The debt issuance costs are being amortized over the terms of the financing arrangements using the effective interest method. Other intangibles include trademarks, franchise fees and liquor licenses. Trademarks and franchise fees are being amortized on a straight-line basis over 10 years. Liquor licenses are not amortized, as they have indefinite lives. Notes receivable principally arose from the sale of certain restaurant facilities. Long-term and short-term notes receivable collectively totaled $0.8 million as of July 3, 2002, $3.4 million as of July 2, 2003 and $2.7 million as of June 30, 2004. The notes receivable had due dates between 2006 and 2008.

    The gross carrying amount and accumulated amortization of each major intangible asset class was as follows (in thousands):

                                        FRANCHISE FEES            TRADEMARKS            LIQUOR LICENSES            TOTAL
                                   ----------------------- ----------------------- ---------------------- ----------------------
                                     GROSS                  GROSS                   GROSS                  GROSS
                                   CARRYING   ACCUMULATED  CARRYING   ACCUMULATED  CARRYING  ACCUMULATED  CARRYING  ACCUMULATED
                                    AMOUNT    AMORTIZATION  AMOUNT    AMORTIZATION  AMOUNT   AMORTIZATION  AMOUNT   AMORTIZATION
                                    ------    ------------  ------    ------------  ------   ------------  ------   ------------
BALANCE, July 3, 2002......        $    69    $   (30)     $    34    $   (14)     $   457   $    (25)    $   560     $   (69)
 FY 2003 Activity:
 Amortization..............             --        (14)          --         (7)          --         --          --         (21)
 Reductions................             --         --           --         --         (140)        --        (140)         --
                                   -------    -------      -------    -------      -------   --------     -------     -------
BALANCE, July 2, 2003......             69        (44)          34        (21)         317        (25)        420         (90)
 FY 2004 Activity:
 Amortization..............             --        (12)          --         (8)          --         --          --         (20)
 Additions.................             --         --           --         --           28         --          28          --
                                   -------    -------      -------    -------      -------   --------     -------     -------
BALANCE, June 30, 2004.....        $    69    $   (56)    $     34    $   (29)    $    345   $    (25)    $   448     $  (110)
                                   =======    =======     ========    =======     ========   ========     =======     =======

    The estimated amortization expense for next year is approximately $20,000 after which franchise fees and trademarks are expected to be fully amortized.

RECOVERABILITY OF LONG-LIVED ASSETS

    The Company periodically evaluates long-lived assets and goodwill related to those assets for impairment whenever events or changes in circumstances indicate the carrying value amount of an asset or group of assets may not be recoverable. The Company considers a history of operating losses and the other factors described to be its primary indicator of potential impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows, namely individual restaurants. A restaurant is deemed to be impaired if a forecast of undiscounted future operating cash flows directly related to the restaurant, including disposal value, if any, are less than its carrying amount. If a restaurant is determined to be impaired, the loss is measured as the amount by which the carrying amount of the restaurant exceeds its fair value. Fair value is based on quoted market prices in active markets, if available. If quoted market prices are not available, an estimate of fair value is based on the best information available, including prices for similar assets or the results of valuation techniques such as discounted estimated future cash flows as if the decision to continue to use the impaired restaurant was a new investment decision. The Company generally measures fair value by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. There were no impairment charges in 2001. During 2002, the Company expensed approximately $1.1 million relating to the impairment of assets associated with 12 restaurants (see Note 4). During 2003, the Company expensed approximately $4.8 million relating to the impairment of long-lived assets for 27 restaurants, as well as an additional $0.8 million related to the impairment of assets associated with 12 restaurants (see Note 4). During 2004, the Company expensed approximately $1.9 million relating to the impairment of long-lived assets for 17 restaurants.

PRE-OPENING COSTS

    Costs incurred in connection with the opening of new restaurants are expensed as incurred in accordance with Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-up Activities." SOP 98-5 requires companies to expense as incurred all start-up and pre-opening costs that are not otherwise capitalized as long-lived assets.

ADVERTISING EXPENSES

    Advertising costs are charged to expense as incurred.

INCOME TAXES

    The Company utilizes SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, the deferred tax provision is determined under the liability method. Under this method, deferred tax assets and liabilities are recognized based on differences between the financial statement and tax bases of assets and liabilities using presently enacted tax rates.

JOINT VENTURES

    During fiscal 2004, the Company paid $370,000 to purchase the remaining 20% minority interest from its lone consolidated joint venture, Tahoe Joe's Inc., which owned and operated Tahoe Joe's Famous Steakhouses.

REVENUE RECOGNITION

    The Company's restaurant sales include proceeds from the sale of food and beverages at Company-owned restaurants.

    The Company recognizes franchise income for royalty fees and initial franchise fees received from franchisees. Initial fees are recognized as income when required obligations under the terms of the franchise agreement are fulfilled. Royalty fees are based on gross sales and are recognized in income as sales are generated. Franchise income was $1.3 million for 2001, $0.7 million for 2002, $1.2 million for 2003 and $1.0 million for 2004. Franchise income is included in other income in the accompanying consolidated statements of operations.

    The Company sells gift cards at its restaurants. Revenues are recognized upon the redemption of the gift cards. Unearned revenue represents gift cards sold and not yet redeemed and is included in accrued liabilities in the accompanying consolidated balance sheets.

USE OF ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS

    The Company's financial instruments consist of cash and cash equivalents, receivables, notes receivable, accounts payable and long-term debt for which current carrying amounts are equal to or approximate fair market values. The following methods were used in estimating the fair value of each class of financial instrument:

    For cash equivalents, receivables and accounts payable, the carrying amounts approximate fair value because of the short duration of these financial instruments. The fair value of notes receivable is estimated based on the present value of expected future cash flows discounted at the interest rate currently offered by the Company, which approximates rates currently being offered by local lending institutions for loans of similar terms to companies of comparable credit risk. The fair value of long-term debt is estimated by discounting future cash flows for these instruments using the Company's expected borrowing rate for debt of comparable risk and maturity.

SEGMENT REPORTING

    The Company operates principally in the mid-scale family dining industry segment in the United States, providing similar products to similar customers. The Company's restaurants possess similar economic characteristics resulting in similar long-term expected financial performance characteristics. Revenues are derived principally from food and beverage sales. The Company does not rely on any major customers as a source of revenue. Management believes that the Company meets the criteria for aggregating its operations into a single reporting segment.

STOCK-BASED COMPENSATION

    The Company accounts for activity under its stock-based employee compensation plans under the recognition and measurement principles of APB (Accounting Principles Board) Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, the Company does not recognize compensation expense in connection with employee stock option grants because stock options are granted at exercise prices not less than the fair value of the common stock on the date of grant.

    The following table shows the effect on net income (loss) had the Company applied the fair value expense recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation (in thousands):

                                                                       FOR THE
                                                                       26-WEEK
                                                  FOR THE YEAR       TRANSITIONAL    FOR THE YEAR      FOR THE YEAR
                                                      ENDED          PERIOD ENDED        ENDED            ENDED
                                                 JANUARY 2, 2002     JULY 3, 2002    JULY 2, 2003     JUNE 30, 2004
                                                 ---------------     ------------    ------------     -------------
Net income (loss) as reported................    $       12,555       $    (7,517)    $    11,927      $      7,970
Compensation expense recorded in the
     financial statements, net of tax effect.                --                --              --                --
Pro forma compensation expense under the
     provisions of SFAS No. 123, net of tax
     effect..................................               (87)              (38)             (5)               (9)
                                                 --------------       -----------     -----------      ------------
Pro forma....................................    $       12,468       $    (7,555)    $    11,922      $      7,961
                                                 --------------       -----------     -----------      ------------
Weighted-average fair value per share of
     options granted.........................    $         2.64       $      5.75     $      0.81      $       0.32
                                                 ==============       ===========     ===========      ============

    Information on the Company's stock-based compensation plans and data used to calculate compensation expense in the table above are described in more detail in Note 6.

3   RECENT ACCOUNTING PRONOUNCEMENTS

    In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51." The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (variable interest entities, or VIEs) and how to determine when and which business enterprise should consolidate the VIE (the primary beneficiary). In December 2003, the FASB issued FIN 46 (R), "Consolidation of Variable Interest Entities," which represents a revision to FIN 46. The provisions of FIN 46 (R) are effective for interests in VIEs as of the first interim, or annual, period ending after March 15, 2004. In addition, FIN 46 (R) requires that both the primary beneficiary and all other enterprises with a significant variable interest make additional disclosure in filings issued after January 31, 2003. The Company adopted FIN 46 (R) as of December 17, 2003 and its adoption had no impact on the Company's consolidated results of operations, financial position or cash flow.

    In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 modifies the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS No. 150 requires that those instruments be classified as liabilities in statements of financial position. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, or otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 as of July 3, 2003 and its adoption had no impact on the Company's consolidated results of operations, financial position or cash flow.

4   ACCRUED LIABILITIES

    Accrued liabilities consisted of the following (in thousands):

                                                                 JULY 3,          JULY 2,        JUNE 30,
                                                                  2002             2003            2004
                                                                 -------          -------        -------
Accrued compensation......................................       $21,764          $20,599        $16,686
Redemption fee payable....................................        17,000               --             --
Accrued workers' compensation.............................        13,468           16,894         16,916
Accrued interest..........................................           564           13,152         10,282
Accrued insurance.........................................        10,203            8,513          7,771
Accrued store closing costs...............................         7,091            2,782          1,442
Unearned revenue..........................................         5,306            4,521          4,378
Accrued sales taxes.......................................         4,454            3,921          3,315
Accrued other.............................................        12,604            8,126          7,873
                                                                 -------          -------        -------
                                                                 $92,454          $78,508        $68,663
                                                                 =======          =======        =======

    Virtually all the store closing activity recorded in the store closing cost accrual as of June 30, 2004 relates to store closings identified and recognized prior to December 31, 2002. The Company provided for these store closing costs, specifically identified and approved for closure in the succeeding year, in accordance with EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," and EITF 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." Store closing costs incurred subsequent to December 31, 2002 have been provided in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities."

    The store closing costs are principally comprised of lease termination costs and obligations, net of sublease and other cash receipts and employee termination benefits as summarized below (in thousands):

                                                         JULY 3, 2002   JULY 2, 2003   JUNE 30, 2004
                                                         ------------   ------------   -------------
Lease termination costs and obligations, net of
     sublease and other cash receipts................    $      6,926   $     2,782    $      1,442
Employee termination benefits........................             165            --              --
                                                         ------------   -----------    ------------
Total accrued store closing costs....................    $      7,091   $     2,782    $      1,442
                                                         ============   ===========    ============

    The following table summarizes store closing reserve activity by type of cost for the past three fiscal years (in thousands):

                                                                     FOR THE
                                                                 TWENTY-SIX WEEK
                                                                   TRANSITIONAL      FOR THE YEAR      FOR THE YEAR
                                                                   PERIOD ENDED     ENDED JULY 2,     ENDED JUNE 30,
                                                                   JULY 3, 2002          2003              2004
                                                                   ------------          ----              ----
BALANCE, beginning of period..............................       $       9,378         $7,091            $2,782
 Additions:
    Lease obligations charged to earnings (as direct and
        occupancy costs)..................................                 450            167               467
    Employee termination benefits charged to earnings (as
        direct and occupancy costs).......................                 112             83                16
 Reductions:
    Cash payments:
       Lease termination costs and obligations............               1,630          3,471             1,807
       Employee severance benefits........................                 127            248                16
    Change in lease obligation accrual assumptions........               1,092            840                --
                                                                 -------------         ------            ------
BALANCE, end of period....................................       $       7,091         $2,782            $1,442
                                                                 =============         ======            ======

     The change in accrual assumptions is based on the Company receiving greater than planned sublease and other cash receipts during 2002 and 2003. The expense recovery was included in the same line item in the statement of operations as the Company's impairment of underperforming restaurant properties.

    The following table summarizes planned and actual store closing activity for the past three fiscal years:

                                                             FOR THE
                                                           TWENTY-SIX
                                                              WEEK
                                                          TRANSITIONAL      FOR THE YEAR      FOR THE YEAR
                                                          PERIOD ENDED       YEAR ENDED          ENDED
                                                          JULY 3, 2002      JULY 2, 2003     JUNE 30, 2004
                                                          ------------      ------------     -------------
Number of stores:
 Expected to close as of the beginning of the period...            12               13                3
    Closed during the period...........................             9               14               15
    Identified for closure during the period...........            10                4               19
                                                          ------------      ------------     -------------
 Expected to close as of the end of the period.........            13                3                7
                                                          ============      ============     =============
Number of employees:
 Expected to be terminated as of the beginning of the
      period...........................................           420              455              105
 Terminated during the period..........................           310              490              455
 Identified for termination during the period..........           350              140              595
 Expected to be terminated as of the end of the period.           455              105              245

    The remaining store closing reserves are expected to be paid, or incurred, by year as follows (in thousands):

                  2005......................       $        378
                  2006......................                293
                  2007......................                229
                  2008......................                229
                  2009......................                195
                  Thereafter................                118
                                                   ------------
                                                   $      1,442
                                                   ============

5   LONG-TERM DEBT

    Long-term debt outstanding was as follows (in thousands):

                                                                   JULY 3, 2002      JULY 2, 2003     JUNE 30, 2004
                         BUFFETS, INC.                             ------------      ------------     -------------
                         -------------
Credit Facility:
 Revolving credit facility................................         $        --       $        --      $         --
 Term loan, interest at LIBOR plus 3.50%, due Quarterly
      through June 28, 2009 (interest rate at 4.7% as of
      June 30, 2004)......................................             245,000           171,802           228,850
                                                                   -----------       -----------      ------------
        Total Credit Facility.............................             245,000           171,802           228,850
 Senior subordinated notes, interest at 11.25%, due
      July 15, 2010, net of discount of $8,783 at
      July 3, 2002, $8,044 at July 2, 2003 and
      $6,226 at June 30, 2004.............................             221,217           221,956           193,189
                                                                   -----------       -----------      ------------
        Total long-term debt at Buffets, Inc. ............             466,217           393,758           422,039


                    BUFFETS HOLDINGS, INC.
                    ----------------------
 Series A senior subordinated notes, interest at 3%
      through December 31, 2002 and 4.75% thereafter, due
      June 25, 2011.......................................               7,764             7,764                --
 Series B junior subordinated notes, interest at 3%
      through December 31, 2002 and 4.75% thereafter, due
      June 25, 2011.......................................              20,000            19,600                --
 Senior discount notes, interest at 13.875%, due December
      15, 2010, net of discount of $55,700................                  --                --            76,300
                                                                   -----------       -----------      ------------
        Grand total long-term debt........................             493,981           421,122           498,339
 Less -- Current maturities................................              2,450             1,735             2,300
                                                                   -----------       -----------      ------------
                                                                   $   491,531       $   419,387      $    496,039
                                                                   ===========       ===========      ============

    As of June 30, 2004, future maturities of long-term debt by year were as follows (in thousands):

                     2005...................       $    2,300
                     2006...................            2,300
                     2007...................            2,300
                     2008...................            2,300
                     2009...................          219,650
                     Thereafter.............          331,415
                                                   ----------
                                                   $  560,265
                                                   ==========

CREDIT FACILITY

    On February 20, 2004, Buffets, Inc. amended and restated its Credit Facility. The amended and restated Credit Facility provides for total borrowings of up to $310,000,000, including (i) a $230,000,000 term loan, (ii) a
$30,000,000 revolving credit facility, (iii) a $20,000,000 letter of credit facility, and (iv) a $30,000,000 synthetic letter of credit facility. The terms of the Credit Facility permit Buffets, Inc. to borrow, subject to availability and certain conditions, incremental term loans or to issue additional notes in an aggregate amount up to $25,000,000. The borrowings under the term loan facility bear interest, at Buffets, Inc.'s option, at either adjusted LIBOR plus 3.50% or at an alternate base rate plus 2.50%, subject to a leverage-based pricing grid. The term loan and the synthetic letter of credit facility mature on June 28, 2009, while the revolving facility and the letter of credit facilities mature on June 28, 2007. The borrowings due under the term loan are payable in equal quarterly installments in an annual amount equal to 1% of the term loan during each of the first four and a half years of the loan, with the remaining balance payable due in equal quarterly installments during the last year of the loan. The Credit Facility is fully and unconditionally guaranteed by Buffets Holdings, which has no independent assets or operations, and is secured by substantially all of the Company's assets. Availability under the Credit Facility depends upon our continued compliance with certain covenants and financial ratios including leverage, interest coverage and fixed charge coverage as specifically defined in the Credit Facility. Buffets, Inc. was in compliance with all financial ratio covenants of the Credit Facility as of June 30, 2004. The financial ratio covenant requirements increase over time, however, as set forth in the senior credit agreement.

    As of June 30, 2004, Buffets, Inc. had $35.1 million in outstanding letters of credit, which expire through May 2, 2005. As of June 30, 2004, the total borrowing availability under the revolving credit facility was $30.0 million and the total borrowing capacity under the letter of credit facilities was $14.9 million.

    Buffets, Inc. has the option of tying its borrowings to LIBOR or a base rate when calculating the interest rate for the term loan. The base rate is the greater of Credit Suisse First Boston's prime rate, or the federal funds effective rate plus one-half of 1 percent.

11 1/4% SENIOR SUBORDINATED NOTES

    On June 28, 2002, Buffets, Inc. issued 11 1/4% senior subordinated notes in the principal amount of $230 million due July 15, 2010. Such notes were issued at a 96.181% discount, resulting in an effective yield of 12% to the initial principal amount. Interest is payable semi-annually on January 15 and July 15 of each year through July 15, 2010. Accretion of the original issue discount was approximately $10,000 during 2002, $0.7 million during 2003 and $0.8 million during 2004 and is included in interest expense in the accompanying consolidated statements of operations. Except in the event of an initial public offering, Buffets, Inc. is not entitled to redeem the notes at its option prior to July 15, 2006. The redemption price during the first twelve-month period following July 15, 2006 is 105.625%. The redemption price declines by 1.875% per year until July 15, 2009, at which point there is no redemption price premium. In the event of an initial public offering prior to July 15, 2006, Buffets, Inc. may redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 111.25%. Furthermore, in the event of a change in control, as defined in the indenture governing those notes, the holders of the notes may require the Company to repurchase the notes at a purchase price of 101% of the outstanding principal amount plus accrued and unpaid interest.

SERIES A SENIOR SUBORDINATED NOTES

    On June 28, 2002, Buffets Holdings issued Series A senior subordinated notes, due June 25, 2011, in the principal amount of $7,764,219 to holders of the Company's senior preferred stock to make a partial redemption of the Company's senior preferred stock. Buffets Holdings repurchased all outstanding notes in February 2004.

SERIES B JUNIOR SUBORDINATED NOTES

    On June 28, 2002, Buffets Holdings issued Series B junior subordinated notes, due June 25, 2011, in the principal amount of $20,000,000 as a dividend to holders of the Company's common stock and holders of its warrants to purchase common stock. Buffets Holdings repurchased $0.4 million of these notes in January 2003, $10.5 million in February 2004 and the remaining $8.7 million in May 2004.

13 7/8% SENIOR DISCOUNT NOTES

    On May 18, 2004, we issued $132 million aggregate principal amount at maturity of our 13 7/8% senior discount notes due December 15, 2010. The 13 7/8% senior discount notes were issued at a discount to their aggregate principal amount at maturity. Prior to July 31, 2008, interest will accrue on the 13 7/8% senior discount notes in the form of an increase in the accreted value of those notes. The accreted value of each note will increase until July 31, 2008 at a rate of 13.875% per annum. After this date, cash interest on the notes will accrue and be payable on January 31 and July 31 of each year at a rate of 13.875% per annum. Accretion of the discount was approximately $1.2 million during 2004 and is included in interest expense in the accompanying consolidated statements of operations. If we fail to meet certain leverage ratio tests on or about July 31, 2006 or July 31, 2008, additional interest will accrue on the notes from that date at a rate of 1% per annum, up to a maximum of 2% per annum.

6   SHAREHOLDER'S EQUITY (DEFICIT)

AUTHORIZED SHARES

    The Company has 3,600,000 authorized shares of common stock and 1,100,000 authorized shares of preferred stock.

STOCK WARRANTS

    On October 2, 2000, Buffets Holdings issued $80 million principal amount of 14% senior subordinated notes due September 29, 2008, with detachable warrants to purchase 173,218 shares of Buffets Holdings' common stock and 51,965 shares of Buffets Holdings' preferred stock. Contemporaneously, Buffets Holdings issued $15 million principal amount of 16% senior subordinated notes due September 29, 2008, with detachable warrants to purchase 32,478 shares of common stock and 9,744 shares of preferred stock. Such warrants were valued collectively at $5.4 million. On June 28, 2002, all preferred stock warrants were redeemed in conjunction with the refinancing transactions, leaving 205,696 common stock warrants outstanding. The common stock warrants have an exercise price of $.01 per share and expire September 29, 2010.

CALL RIGHTS AND PUT RIGHTS

     The Company has a call right to repurchase stock held by the Company's management at any time following the termination of a management stockholder's employment with the Company. In the event of the death or disability of a management stockholder, the management stockholder's estate has a put right, for a period of one year following the date of termination of employment, whereby the Company may be required to repurchase the stock of the management stockholder at a price that would be paid by the Company if it were exercising its call rights. The Company may defer payment of the put right in excess of $4.0 million per fiscal year per stockholder and in excess of $8.0 million per fiscal year for all stockholders.

STOCK OPTION PLAN

    In October 2000, Buffets Holdings adopted the Equity Participation Plan, a non-qualified stock option plan under which up to 113,750 shares of common stock are reserved for issuance to certain employees. The option exercise price for each option, as determined at the date of grant, is based on the four full fiscal quarters immediately preceding the date of the award using the amount by which the sum of 4.5 times earnings before interest, taxes, depreciation and amortization, as defined in the Credit Facility, and the proceeds payable to the Company upon the exercise of the options, exceeds the consolidated indebtedness of the Company as of the date of the award. Options are fully vested upon issuance and generally expire 15 years from the date of the grant or at an earlier date, as determined by the Board of Directors. However, options are only exercisable in the event of a liquidity event, as defined in the Stockholders' Agreement. The Company reserves the right to pay the plan participant the appreciated value of the shares rather than actually issue equity. Activity under the stock option plan is summarized as follows:

                                    FOR THE 26-WEEK
                               TRANSITIONAL PERIOD ENDED       FOR THE YEAR ENDED    FOR THE YEAR ENDED
                                     JULY 3, 2002                  JULY 2, 2003         JUNE 30, 2004
                               -------------------------    ---------------------   ---------------------
                                            WEIGHTED-AVG             WEIGHTED-AVG            WEIGHTED-AVG
                                              EXERCISE                 EXERCISE                EXERCISE
                                SHARES         PRICE        SHARES       PRICE       SHARES      PRICE
                                ------         -----        ------       -----       ------      -----
Outstanding at
     beginning of year.          51,367     $     14.29     59,310   $      19.08    65,822  $      17.93
    Granted............          10,793           40.01     10,218          11.64    44,305         13.08
    Exercised..........              --              --         --             --        --            --
    Canceled...........          (2,850)          12.42     (3,706)         19.10   (11,985)        12.14
Outstanding at end of
     year..............          59,310     $     19.08     65,822   $      17.93    98,142  $      16.42

    The following table summarizes the Company's outstanding stock options as of June 30, 2004:

                                                              OPTIONS OUTSTANDING
                                                                  WEIGHTED-AVG
                                                                REMAINING OPTION
                                                                     TERM          WEIGHTED-AVG
         RANGE OF EXERCISE PRICE         NUMBER OUTSTANDING       (IN YEARS)      EXERCISE PRICE
         -----------------------         ------------------       ----------      --------------
$ 0  - $10..............................             41,749           12.04         $ 9.86
$11 - $20...............................             35,251           14.53          14.69
$21 - $30...............................             11,380           12.35          25.51
$31 - $40...............................              1,037           12.52          32.09
$41 - $50...............................              8,725           12.83          41.07
$ 0  - $50..............................             98,142           13.05         $16.42


    To determine compensation expense under the fair value method, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The principal assumptions we used in applying the Black-Scholes model were as follows:

                                               FOR THE TWENTY-SIX    FOR THE YEAR    FOR THE YEAR
                                                WEEK TRANSITIONAL        ENDED           ENDED
                                                  PERIOD ENDED       ------------    ------------
                                                   JULY 3, 2002      JULY 2, 2003    JUNE 30, 2003
                                                   ------------      ------------    -------------
Risk-free interest rate.................               4.24%              2.07%          1.32%
Expected volatility.....................               0.0%               0.0%           0.0%
Expected dividend yield.................               0.0%               0.0%           0.0%
Expected life in years..................               3.7                2.8            1.8

    Information regarding the effect on net income had we applied the fair value expense recognition provisions of SFAS No. 123 is included in Note 2.

7   RETIREMENT PLAN

    The Company has a 401(k) plan covering all employees with one year of service, age 21 or older, who worked at least 1,000 hours in the prior year. The Company's discretionary contributions to the plan are determined annually, on a calendar year basis, by the Board of Directors and are used to match a portion of employees' voluntary contributions. Participants are 100% vested in their own contributions immediately and are vested in the Company's contributions 20% per year of service with the Company, such that they are fully vested at the end of five years of service with the Company. The Board of Directors authorized and recognized matching contributions of $0.9 million for 2001 and $0.1 million for the calendar year ended December 31, 2003. These contributions were paid during the first quarter of the succeeding calendar year. There were no matching contributions for calendar year 2002. The 2004 matching contribution will not be authorized until the end of the 2004 calendar year. The Company has an accrual of $0.4 million as of June 30, 2004 for estimated 2004 matching contributions related to the first half of calendar year 2004.

8   INCOME TAXES

    The income tax expense (benefit) consisted of the following (in thousands):

                                                               FOR THE
                                                           TWENTY-SIX WEEK
                                          FOR THE YEAR       TRANSITIONAL      FOR THE YEAR      FOR THE YEAR
                                             ENDED           PERIOD ENDED         ENDED             ENDED
                                        ---------------    ---------------     ------------     -------------
                                        JANUARY 2, 2002      JULY 3, 2002      JULY 2, 2003     JUNE 30, 2004
Federal:
 Current............................      $      11,870       $      (950)      $     3,209       $      (710)
 Deferred...........................                 18            (2,448)            1,130             1,050
                                          -------------       -----------       -----------       -----------
                                                 11,888            (3,398)            4,339               340
State:
 Current............................              3,401               394             1,433             1,158
 Deferred...........................                  3              (350)             (453)              150
                                          -------------       -----------       -----------       -----------
                                                  3,404                44               980             1,308
                                          -------------       -----------       -----------       -----------
 Income tax expense (benefit).......    $        15,292     $      (3,354)    $       5,319     $       1,648
                                        ===============     =============     =============     =============

    Deferred income taxes are provided to record the income tax effect of temporary differences that occur when transactions are reported in one period for financial statement purposes and in another period for tax purposes. The tax effect of the temporary differences giving rise to the Company's deferred tax assets and liabilities was as follows (in thousands):

                                         JULY 3, 2002               JULY 2, 2003               JUNE 30, 2004
                                    -----------------------   ------------------------   ------------------------
                                     CURRENT    NON-CURRENT     CURRENT    NON-CURRENT     CURRENT    NON-CURRENT
                                      ASSET      LIABILITY       ASSET        ASSET         ASSET        ASSET
                                      -----      ---------       -----        -----         -----        -----
Property and equipment.........     $    --     $ (9,091)     $     --     $ (5,476)     $     --     $ (6,336)
Deferred rent..................          --        7,227            --        7,586            --        8,325
Self-insurance reserve.........        2,975          --         1,832           --         2,986           --
Accrued workers' compensation..        4,929          --         6,341           --         6,223           --
Accrued payroll and related
     benefits..................        3,034          --         3,303           --         1,943           --
Accrued store closing costs....        2,729          --         1,120           --           555           --
Net operating loss and tax
     credit carryforwards......        4,564          --         1,934           --         3,719           --
Deferred gain on sale
     leaseback transaction.....           --       1,576            --        1,495            --        1,298
Goodwill.......................           --        (112)           --         (569)           --       (1,348)
Other..........................          769         225           686         (104)          489         (906)
                                    --------     -------      --------     --------      --------     --------
        Total..................     $ 19,000     $  (175)     $ 15,216     $  2,932      $ 15,915     $  1,033
                                    ========     =======      ========     ========      ========     ========

    A reconciliation of the Company's income tax expense (benefit) at the federal statutory rate to the reported income tax expense (benefit) was as follows (in thousands):

                                                     FOR THE TWENTY-SIX
                                                     WEEK TRANSITIONAL
                               FOR THE YEAR ENDED       PERIOD ENDED      FOR THE YEAR ENDED   FOR THE YEAR ENDED
                                 JANUARY 2, 2002        JULY 3, 2002         JULY 2, 2003         JUNE 30, 2004
                                 ---------------        ------------         ------------         -------------
Federal income tax expense
     (benefit) at
     statutory rate of 35%.      $       9,834        $      (3,667)        $       6,417         $      3,367
State income taxes, net of
     federal benefit.......              2,204                   29                   666                  850
General business credits...               (932)                (656)               (1,769)              (1,396)
Goodwill amortization......              3,767                   --                    --                   --
Other......................                419                  940                     5               (1,173)
                                 -------------        -------------         -------------         ------------
 Income tax expense
      (benefit)............      $      15,292        $      (3,354)        $       5,319         $      1,648
                                 =============        =============         =============         ============

    The $1.2 million other line item above in 2004 primarily represents a favorable resolution to a state tax audit.

9   RELATED-PARTY TRANSACTIONS

    The Company entered an advisory agreement with Caxton-Iseman, a majority shareholder with approximately 78.5% of Buffets Holdings' outstanding common stock under its control, under which Caxton-Iseman provides various advisory services to the Company in exchange for an annual advisory fee equal to 2% of the Company's annual consolidated earnings before interest, taxes, depreciation and amortization. Caxton-Iseman receives an additional fee for advisory services relating to particular financial transactions equal to 1% of the transaction value. Under these agreements, the Company paid Caxton-Iseman $2.9 million for 2001, $1.2 million for 2002, $2.8 million for 2003 and $3.1 million for 2004.

    The Company entered an advisory agreement with Sentinel Capital Partners, L.L.C. a minority shareholder with approximately 7.1% of Buffets Holdings' outstanding common stock under its control, under which Sentinel Capital Partners, L.L.C. provides various advisory services to the Company for an annual advisory fee of $200,000. Under this agreement, the Company paid $200,000 in 2001, approximately $108,000 in 2002, $200,000 in 2003 and $200,000 in 2004.
Roe H. Hatlen, a founder of the Company, former Chief Executive Officer and Chairman of the Board of Directors, and a current member on Buffets Holdings' Board of Directors, entered into an advisory arrangement with the Company and Buffets Holdings that expires in December 2005. Under his advisory agreement, Mr. Hatlen received $325,000 in 2001, $150,000 in 2002, $283,000 in 2003 and
$257,000 in 2004. He will receive $238,000 in fiscal 2005 and $113,000 in fiscal 2006. In addition, Mr. Hatlen will receive health, medical and other benefits comparable to those made available to our management employees through the end of calendar year 2005. Mr. Hatlen holds approximately 5.1% of Buffets Holdings' outstanding common stock.

    C. Dennis Scott, a founder of the Company and former Vice Chairman, entered into an advisory arrangement with the Company and Buffets Holdings that expires in 2005. Under Mr. Scott's advisory agreement, he received no cash compensation after fiscal 2000. Mr. Scott purchased approximately 0.5% of the shares of Buffets Holdings common stock. These shares are subject to Buffets Holdings' right to repurchase these shares upon Mr. Scott's termination as an advisor to Buffets Holdings at various prices depending on whether Mr. Scott is terminated with or without cause. Mr. Scott retains an office in San Diego at the Company's expense and receives health insurance benefits comparable to those made available to Company management through the end of calendar year 2005. Mr. Scott is required to provide services to the Company for no more than two days per month.

    Robert M. Rosenberg, a director of the Buffets Holdings' Board of Directors, provided various advisory services to the Company for an advisory fee of $35,000 during fiscal 2003 and $3,500 during fiscal 2004.

    Buffets Holdings has entered into stockholder agreements with certain members of management. These agreements govern the five-year vesting of Buffets Holdings common stock, transfer restrictions and agreements not to compete for two years after their employment terminates. Some management investors obtained recourse loans to purchase shares in Buffets Holdings which were guaranteed by the Company. Each of the management investors pledged his or her respective ownership interests in the shares of Buffets Holdings and executed a promissory note in favor of Buffets Holdings, whereby each agreed to repay the corresponding amount of the guaranty, together with interest at fixed rates ranging between 6% and 7% per annum at the earliest of (1) seven years, (2) termination of employment with the Company or (3) the sale, disposition or other transfer of the management investor's ownership interest in the shares. The guarantees totaled $0.5 million as of July 3, 2002, $0.5 million at July 2, 2003 and $0.1 million at June 30, 2004.

    An officer was advanced $315,000 on February 20, 2002 for a homestead purchase. Interest was payable annually at a rate equal to the Company's interest rate on its senior secured borrowing, up to a maximum of 12% per annum. The principal plus accrued but unpaid interest was repaid in 2003 upon the officer's resignation.

10  COMMITMENTS AND CONTINGENCIES

LITIGATION

    The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or the results of operations.

OPERATING LEASES

    The Company conducts most of its operations from leased restaurant facilities, all of which are classified as operating leases.

     The following is a schedule of future minimum lease payments required under noncancelable operating leases as of June 30, 2004 (in thousands):

          2005.............................................     $     53,913
          2006.............................................           52,713
          2007.............................................           50,482
          2008.............................................           48,346
          2009.............................................           44,707
          Thereafter.......................................          282,894
                                                                ------------
                  Total future minimum lease payments......     $    533,055
                                                                ============

    Minimum payments have not been reduced by minimum sublease rentals of approximately $24.9 million.

    Certain of these leases require additional rent based on a percentage of net sales and may require additional payments for real estate taxes and common area maintenance on the properties. Many of these leases also contain renewal options exercisable at the election of the Company. Under the provisions of certain leases, there are certain escalations in payments over the base lease term as well as renewal periods which have been reflected in rent expense on a straight-line basis over the life of the anticipated terms. Differences between minimum lease payments and straight-line rent expense are reflected as deferred lease obligations in the accompanying consolidated balance sheets.
Rent expense was as follows (in thousands):

                                                      FOR THE TWENTY-
                                                        SIX WEEK
                                                       TRANSITIONAL       FOR THE YEAR        FOR THE YEAR
                               FOR THE YEAR ENDED     PERIOD ENDED           ENDED               ENDED
                                JANUARY 2, 2002       JULY 3, 2002        JULY 2, 2003       JUNE 30, 2004
                                ---------------      --------------      -------------       -------------
Minimum rents...............    $       43,732       $       23,510      $      49,315       $      49,911
Contingent rents............             1,343                  943              2,207               2,983
Less: Sublease rents........              (721)                (440)            (1,388)             (2,739)
Deferred rents..............               835                  890              1,530               2,381
Percentage rents............             2,559                1,419              1,955               1,954
                                --------------       --------------      -------------       -------------
                                $       47,748       $       26,322      $      53,619       $      54,490
                                ==============       ==============      =============       =============

11  TRANSITION PERIOD DISCLOSURE (UNAUDITED)

    The following unaudited information for the twenty-eight week period ended July 28, 2001 and the fifty-week period ended July 3, 2002 are included for comparison purposes (in thousands).

                                             FOR THEK
                                        TWENTY-EIGHT WEEK   FOR THE FIFTY-WEEK
                                           PERIOD ENDED        PERIOD ENDED
                                           JULY 28, 2001       JULY 3, 2002
                                           -------------       ------------
RESTAURANT SALES.......................    $    567,821        $  1,003,997
RESTAURANT COSTS:
 Food..................................         180,058             309,862
 Labor.................................         176,608             314,079
 Direct and occupancy..................         125,166             225,213
                                           ------------        ------------
        Total restaurant costs.........         481,832             849,154
ADVERTISING EXPENSES...................          15,708              26,281
GENERAL AND ADMINISTRATIVE EXPENSES....          26,700              49,556
GOODWILL AMORTIZATION..................           5,975               4,967
                                           ------------        ------------
OPERATING INCOME.......................          37,606              74,039
INTEREST EXPENSE.......................          24,887              33,606
INTEREST INCOME........................            (324)               (586)
OTHER INCOME...........................            (493)             (1,145)
LOSS RELATED TO REFINANCING............              --              38,724
                                           ------------        ------------
INCOME BEFORE INCOME TAXES.............          13,536               3,440
INCOME TAX EXPENSE.....................           7,735               4,203
                                           ------------        ------------
    Net income (loss)..................    $      5,801        $       (763)
                                           ============        ============


12  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

    The following condensed consolidating financial statements are presented pursuant to Rule 3-10 of Regulation S-X. Buffets, Inc. is a subsidiary issuer of 11 1/4% senior subordinated notes that are fully and unconditionally guaranteed by its parent, Buffets Holdings, as well as each of its subsidiaries including HomeTown Buffets, Inc., OCB Restaurant Co., OCB Purchasing Co., Restaurant Innovations, Inc., Distinctive Dining, Inc., Tahoe Joe's, Inc., Buffets Leasing Company, LLC, HomeTown Leasing Company, LLC, OCB Leasing Company, LLC, and Tahoe Joe's Leasing Company, LLC. All guarantees are joint and several and the subsidiary issuer and the subsidiary guarantors are 100% owned by the parent company. There are certain restrictions on the ability of the Company to obtain funds from its subsidiaries.

                      CONDENSED CONSOLIDATING BALANCE SHEET
                               AS OF JULY 3, 2002

                                                                    SUBSIDIARY    SUBSIDIARY
                                                         PARENT       ISSUER      GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                                         ------       ------      ----------    ------------    ------------
                                                                                  (IN THOUSANDS)
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents.....................        $     58    $      227    $    8,077     $       --       $    8,362
 Receivables...................................              --        26,837       337,871       (356,026)           8,682
 Inventories...................................              --           721        17,911             --           18,632
 Prepaid expenses and other current assets.....              --         5,438         4,648             --           10,086
 Deferred income taxes.........................              --        17,514         1,486             --           19,000
                                                     ----------   -----------   -----------    -----------      -----------
    Total current assets.......................              58        50,737       369,993       (356,026)          64,762
PROPERTY AND EQUIPMENT, net....................              --        11,491       186,859             --          198,350
GOODWILL, net..................................              --        18,730       293,433             --          312,163
ASSETS HELD FOR SALE...........................              --            --        24,952             --           24,952
OTHER ASSETS, net..............................              --       412,192         5,755       (402,502)          15,445
                                                     ----------   -----------   -----------    -----------      -----------
    Total assets...............................       $      58    $  493,150    $  880,992     $ (758,528)      $  615,672
                                                     ==========   ===========   ===========    ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
 Accounts payable..............................        $     --    $  391,901    $    2,243     $ (356,725)      $   37,419
 Accrued liabilities...........................              12        56,729        35,713             --           92,454
 Income taxes payable..........................              96         2,900            --            (96)           2,900
 Current maturities of long-term debt..........              --           147         2,303             --            2,450
                                                     ----------   -----------   -----------    -----------      -----------
    Total current liabilities..................             108       451,677        40,259       (356,821)         135,223
LONG-TERM DEBT, net of current maturities......          27,764        27,826       700,941       (265,000)         491,531
DEFERRED INCOME TAXES..........................              --           175            --             --              175
DEFERRED LEASE OBLIGATIONS.....................              --           387        18,442             --           18,829
OTHER LONG-TERM LIABILITIES....................              --         3,885           104            536            4,525
                                                     ----------   -----------   -----------    -----------      -----------
    Total liabilities..........................          27,872       483,950       759,746       (621,285)         650,283
                                                     ----------   -----------   -----------    -----------      -----------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY (DEFICIT)
 Common stock..................................              32            --            --             --               32
 Additional paid in capital....................              --        82,311       199,494       (281,805)              --
 Retained earnings (accumulated deficit).......         (27,846)      (73,111)      (78,248)       144,562          (34,643)
                                                     ----------   -----------   -----------    -----------      -----------
    Total shareholders' equity (deficit).......         (27,814)        9,200       121,246       (137,243)         (34,611)
                                                     ----------   -----------   -----------    -----------      -----------
    Total liabilities and shareholders'
        equity (deficit).......................      $       58   $   493,150   $   880,992    $  (758,528)     $   615,672
                                                     ==========   ===========   ===========    ===========      ===========

                      CONDENSED CONSOLIDATING BALANCE SHEET
                               AS OF JULY 2, 2003

                                                                    SUBSIDIARY    SUBSIDIARY
                                                         PARENT       ISSUER      GUARANTORS     ELIMINATIONS  CONSOLIDATED
                                                         ------       ------      ----------     ------------  ------------
                                                                                 (IN THOUSANDS)
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents...................        $      108     $    8,511    $    7,236     $       --    $   15,855
 Receivables.................................                --         14,965       341,403       (349,890)        6,478
 Inventories.................................                --            824        17,638             --        18,462
 Prepaid expenses and other current
      assets.................................                --          2,981         5,058             --         8,039
 Assets held for sale........................                --             --         1,390             --         1,390
 Deferred income taxes.......................                --         13,730         1,486             --        15,216
                                                     ----------     ----------    ----------     ----------    ----------
    Total current assets.....................               108         41,011       374,211       (349,890)       65,440
PROPERTY AND EQUIPMENT, net..................                --         10,427       143,713             --       154,140
GOODWILL, net................................                --         18,730       293,433             --       312,163
DEFERRED INCOME TAXES........................                --          2,932            --             --         2,932
OTHER ASSETS, net............................                --        415,127         5,686       (402,502)       18,311
                                                     ----------     ----------    ----------     ----------    ----------
    Total assets.............................        $      108     $  488,227    $  817,043     $ (752,392)   $  552,986
                                                     ==========     ==========    ==========     ==========    ==========

LIABILITIES AND SHAREHOLDERS'
     EQUITY (DEFICIT)
CURRENT LIABILITIES:
 Accounts payable............................        $       --     $  391,486    $    2,909     $ (350,618)   $   43,777
 Accrued liabilities.........................             1,101         49,865        27,542             --        78,508
 Income taxes payable........................                --          3,401         1,386             --         4,787
 Current maturities of long-term debt........                --            104         1,631             --         1,735
                                                     ----------     ----------    ----------     ----------    ----------
    Total current liabilities................             1,101        444,856        33,468       (350,618)      128,807
LONG-TERM DEBT, net of current maturities....            27,364         23,521       633,502       (265,000)      419,387
DEFERRED LEASE OBLIGATIONS...................                --            573        19,140             --        19,713
OTHER LONG-TERM LIABILITIES..................                --          3,687         3,101          1,101         7,889
                                                     ----------     ----------    ----------     ----------    ----------
    Total liabilities........................            28,465        472,637       689,211       (614,517)      575,796
                                                     ----------     ----------    ----------     ----------    ----------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY (DEFICIT)
 Common stock................................                32             --            --             --            32
 Additional paid in capital..................                --         82,311       199,494       (281,805)           --
 Retained earnings (accumulated deficit).....           (28,389)       (66,721)      (71,662)       143,930       (22,842)
                                                     ----------     ----------    ----------     ----------    ----------
    Total shareholders' equity (deficit).....           (28,357)        15,590       127,832       (137,875)      (22,810)
                                                     ----------     ----------    ----------     ----------    ----------
    Total liabilities and shareholders'
        equity (deficit).....................        $      108     $  488,227    $  817,043     $ (752,392)   $  552,986
                                                     ==========     ==========    ==========     ==========    ==========

                      CONDENSED CONSOLIDATING BALANCE SHEET
                               AS OF JUNE 30, 2004

                                                                      SUBSIDIARY    SUBSIDIARY
                                                         PARENT         ISSUER      GUARANTORS     ELIMINATIONS  CONSOLIDATED
                                                         ------         ------      ----------     ------------  ------------
                                                                                  (IN THOUSANDS)
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents.....................        $       96     $   19,771    $    6,205     $       --     $   26,072
 Restricted cash and cash equivalents..........                --         16,228            --             --         16,228
 Receivables...................................                --         41,056       318,430       (352,523)         6,963
 Inventories...................................                --            789        17,884             --         18,673
 Income taxes receivable.......................             1,619             --            --         (1,619)            --
 Prepaid expenses and other current assets.....                --          4,711           533             --          5,244
 Deferred income taxes.........................                --         14,429         1,486             --         15,915
                                                       ----------     ----------    ----------     ----------     ----------
    Total current assets.......................             1,715         96,984       344,538       (354,142)        89,095
PROPERTY AND EQUIPMENT, net....................                --          8,206       141,412             --        149,618
GOODWILL, net..................................                --         18,730       293,433             --        312,163
DEFERRED INCOME TAXES..........................                --          1,033            --             --          1,033
OTHER ASSETS, net..............................             2,847        410,013         5,264       (402,502)        15,622
                                                       ----------     ----------    ----------     ----------     ----------
    Total assets...............................        $    4,562     $  534,966    $  784,647     $ (756,644)    $  567,531
                                                       ==========     ==========    ==========     ==========     ==========

LIABILITIES AND SHAREHOLDERS'
     EQUITY (DEFICIT)
CURRENT LIABILITIES:
 Accounts payable..............................               180        395,799         2,519       (355,218)        43,280
 Accrued liabilities...........................                --         44,126        24,537             --         68,663
 Income taxes payable..........................                --          4,531         1,619         (1,619)         4,531
 Current maturities of long-term debt..........                --            138         2,162             --          2,300
                                                       ----------     ----------    ----------     ----------     ----------
    Total current liabilities..................               180        444,594        30,837       (356,837)       118,774
LONG-TERM DEBT, net of current maturities......            76,300         25,184       659,555       (265,000)       496,039
DEFERRED LEASE OBLIGATIONS.....................                --          1,143        20,478             --         21,621
OTHER LONG-TERM LIABILITIES....................                --          3,476         3,537             --          7,013
                                                       ----------     ----------    ----------     ----------     ----------
    Total liabilities..........................            76,480        474,397       714,407       (621,837)       643,447
                                                       ----------     ----------    ----------     ----------     ----------
COMMITMENTS AND CONTINGENCIES
     SHAREHOLDERS' EQUITY (DEFICIT)
 Common stock..................................                32             --            --             --             32
 Additional paid in capital....................                --         82,311       199,494       (281,805)            --
 Retained earnings (accumulated deficit).......           (71,950)       (21,742)     (129,254)       146,998        (75,948)
                                                       ----------     ----------    ----------     ----------     ----------
    Total shareholders' equity (deficit).......           (71,918)        60,569        70,240       (134,807)       (75,916)
                                                       ----------     ----------    ----------     ----------     ----------
    Total liabilities and shareholders'
        equity (deficit).......................        $    4,562     $  534,966    $  784,647     $ (756,644)    $  567,531
                                                       ==========     ==========    ==========     ==========     ==========

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                       FOR THE YEAR ENDED JANUARY 2, 2002

                                                             SUBSIDIARY     SUBSIDIARY
                                                 PARENT        ISSUER       GUARANTORS    ELIMINATIONS  CONSOLIDATED
                                                 ------        ------       ----------    ------------  ------------
                                                                          (IN THOUSANDS)
RESTAURANT SALES........................        $      --     $  40,483    $ 1,004,251    $      --     $ 1,044,734
RESTAURANT COSTS:
 Food...................................               --        13,487        312,784           --         326,271
 Labor..................................               --        13,066        313,357           --         326,423
 Direct and occupancy...................               --         5,256        228,119           --         233,375
                                              -----------   -----------  -------------    ---------     -----------
    Total restaurant costs..............               --        31,809        854,260           --         886,069
ADVERTISING EXPENSES....................               --         1,017         26,623           --          27,640
GENERAL AND ADMINISTRATIVE EXPENSES.....              249         1,949         48,672         (301)         50,569
GOODWILL AMORTIZATION...................               --           657         10,285           --          10,942
                                              -----------   -----------  -------------    ---------     -----------
OPERATING INCOME (LOSS).................             (249)        5,051         64,411          301          69,514
INTEREST EXPENSE........................               --         2,604         40,801           --          43,405
INTEREST INCOME.........................               --           (42)          (656)          --            (698)
OTHER INCOME............................               --          (420)          (638)          18          (1,040)
                                              -----------   -----------  -------------    ---------     -----------
INCOME (LOSS) BEFORE INCOME TAXES.......             (249)        2,909         24,904          283          27,847
INCOME TAX EXPENSE (BENEFIT)............              (96)        1,406         13,982           --          15,292
                                              -----------   -----------  -------------    ---------     -----------
    Net income (loss)...................      $      (153)  $     1,503  $      10,922    $     283     $    12,555
                                              ===========   ===========  =============    =========     ===========

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
         FOR THE TWENTY-SIX WEEK TRANSITIONAL PERIOD ENDED JULY 3, 2002

                                                              SUBSIDIARY   SUBSIDIARY
                                                   PARENT       ISSUER     GUARANTORS     ELIMINATIONS  CONSOLIDATED
                                                   ------       ------     ----------     ------------  ------------
                                                                          (IN THOUSANDS)
RESTAURANT SALES..........................       $       --     $  20,196    $ 506,888    $       --    $ 527,084
RESTAURANT COSTS:
    Food..................................               --         6,669      156,980            --      163,649
    Labor.................................               --         6,414      157,850            --      164,264
      Direct and occupancy................               --         2,517      114,487            --      117,004
                                                  ---------     ---------    ---------    ----------    ---------
    Total restaurant costs................               --        15,600      429,317            --      444,917
ADVERTISING EXPENSES......................               --           525       13,824            --       14,349
GENERAL AND ADMINISTRATIVE EXPENSES.......              133           979       24,718          (143)      25,687
                                                  ---------     ---------    ---------    ----------    ---------
OPERATING INCOME (LOSS)...................             (133)        3,092       39,029           143       42,131
INTEREST EXPENSE..........................               12           908       14,168            --       15,088
INTEREST INCOME...........................               --           (16)        (196)           --         (212)
LOSS RELATED TO REFINANCING...............              248        38,476           --            --       38,724
OTHER INCOME..............................               --          (236)        (559)          197         (598)
                                                  ---------     ---------    ---------    ----------    ---------
INCOME (LOSS) BEFORE INCOME TAXES.........             (393)      (36,040)      25,616           (54)     (10,871)
INCOME TAX EXPENSE (BENEFIT)..............               96       (11,866)       8,416            --       (3,354)
                                                  ---------     ---------    ---------    ----------    ---------
    Net income (loss).....................        $    (489)    $ (24,174)   $  17,200    $      (54)   $  (7,517)
                                                  =========     =========    =========    ==========    =========

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                         FOR THE YEAR ENDED JULY 2, 2003

                                                              SUBSIDIARY   SUBSIDIARY
                                                   PARENT       ISSUER     GUARANTORS     ELIMINATIONS  CONSOLIDATED
                                                   ------       ------     ----------     ------------  ------------
                                                                          (IN THOUSANDS)
RESTAURANT SALES..........................        $      --     $  38,983    $ 946,303    $       --    $ 985,286
RESTAURANT COSTS:
 Food.....................................               --        13,122      298,769            --      311,891
 Labor....................................               --        12,570      300,962            --      313,532
 Direct and occupancy.....................               --         5,189      220,228            --      225,417
                                                -----------   -----------    ---------    ----------    ---------
    Total restaurant costs................               --        30,881      819,959            --      850,840
ADVERTISING EXPENSES......................               --         1,131       27,458            --       28,589
GENERAL AND ADMINISTRATIVE EXPENSES.......               --         1,796       43,586            --       45,382
IMPAIRMENT OF ASSETS......................               --            --        4,803            --        4,803
GAIN ON SALE OF ORIGINAL ROADHOUSE GRILL
     RESTAURANTS..........................               --            --       (7,088)           --       (7,088)
LOSS ON SALE LEASEBACK TRANSACTIONS.......               --            --        5,856            --        5,856
                                                -----------   -----------    ---------    ----------    ---------
OPERATING INCOME..........................               --         5,175       51,729            --       56,904
INTEREST EXPENSE..........................            1,089         2,409       37,737            --       41,235
INTEREST INCOME...........................               --          (307)          --            --         (307)
OTHER INCOME..............................               --        (1,270)          --            --       (1,270)
                                                -----------   -----------    ---------    ----------    ---------
INCOME (LOSS) BEFORE INCOME TAXES.........           (1,089)        4,343       13,992            --       17,246
INCOME TAX EXPENSE .......................               --           955        4,364            --        5,319
                                                -----------   -----------    ---------    ----------    ---------
    Net income (loss).....................      $    (1,089)  $     3,388    $   9,628    $       --    $  11,927
                                                ===========   ===========    =========    ==========    =========

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                        FOR THE YEAR ENDED JUNE 30, 2004

                                                              SUBSIDIARY    SUBSIDIARY
                                                  PARENT        ISSUER      GUARANTORS    ELIMINATIONS  CONSOLIDATED
                                                  ------        ------      ----------    ------------  ------------
                                                                          (IN THOUSANDS)
RESTAURANT SALES........................        $       --    $   39,851     $  902,980   $       --    $  942,831
RESTAURANT COSTS:
 Food...................................                --        14,072        293,735                    307,807
 Labor..................................                --        12,544        274,923                    287,467
 Direct and occupancy...................                --         5,393        211,995           --       217,388
                                                ----------    ----------     ----------   ----------    ----------
    Total restaurant costs..............                --        32,009        780,653           --       812,662
ADVERTISING EXPENSES....................                --         1,093         24,761           --        25,854
GENERAL AND ADMINISTRATIVE EXPENSES.....                --         1,806         40,916           --        42,722
IMPAIRMENT OF ASSETS....................                --            --          1,878           --         1,878
FINANCING-RELATED COMPENSATION EXPENSES.             1,466           774             --           --         2,240
                                                ----------    ----------     ----------   ----------    ----------
OPERATING INCOME (LOSS) ................            (1,466)        4,169         54,772           --        57,475
INTEREST EXPENSE........................             2,164         2,247         35,198           --        39,609
INTEREST INCOME.........................                --          (424)            --           --          (424)
LOSS RELATED TO REFINANCING.............               575         4,201             --           --         4,776
LOSS RELATED TO EARLY EXTINGUISHMENT OF
     DEBT...............................                --         5,275             --           --         5,275
OTHER INCOME............................                --        (1,379)            --           --        (1,379)
                                                ----------    ----------     ----------   ----------    ----------
INCOME (LOSS) BEFORE INCOME TAXES.......            (4,205)       (5,751)        19,574           --         9,618
INCOME TAX EXPENSE (BENEFIT) ...........            (1,619)       (1,359)         4,626           --         1,648
                                                ----------    ----------     ----------   ----------    ----------
    Net income (loss) ..................        $   (2,586)   $   (4,392)    $   14,948   $       --    $    7,970
                                                ==========    ==========     ==========   ==========    ==========

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                       FOR THE YEAR ENDED JANUARY 2, 2002

                                                              SUBSIDIARY   SUBSIDIARY
                                                   PARENT       ISSUER     GUARANTORS       ELIMINATIONS    CONSOLIDATED
                                                   ------       ------     ----------       ------------    ------------
                                                                            (IN THOUSANDS)
OPERATING ACTIVITIES:
 Net income (loss)..............................  $    (153)    $   1,503    $   10,922     $     283       $   12,555
 Adjustments to reconcile net income (loss) to
      net cash provided by (used in) operating
      activities:
 Depreciation and amortization..................         --         3,113        50,291            --           53,404
 Amortization of debt issuance costs............         --           234         3,671            --            3,905
 Accretion of original issue discount...........         --            46           727            --              773
 Deferred interest..............................         --            76         1,193            --            1,269
 Asset write-downs..............................         --            --           491            --              491
 Deferred income taxes..........................         --             2            19            --               21
 Loss on disposal of assets.....................         --            --           361            --              361
 Changes in assets and liabilities:
    Receivables.................................         81         2,071        (3,221)           --           (1,069)
    Inventories.................................         --            30           660            --              690
    Prepaid expenses and other assets...........         --        (1,068)         (503)           --           (1,571)
    Accounts payable............................         --        22,141       (30,080)           --           (7,939)
    Accrued and other liabilities...............         --         3,181          (341)           (3)           2,837
    Income taxes payable/refundable.............        (96)        3,204            --            --            3,108
                                                  ---------     ---------    ----------    ----------       ----------
        Net cash provided by (used in)
            operating activities................       (168)       34,533        34,190           280           68,835
                                                  ---------     ---------    ----------    ----------       ----------
INVESTING ACTIVITIES:
 Proceeds from sale leaseback transactions......         --            --        39,075            --           39,075
 Purchase of fixed assets.......................         --        (8,228)      (29,868)           --          (38,096)
 Corporate cash advances (payments).............         --       (18,856)       19,136          (280)             --
 Proceeds from sale of other assets.............         --            --         1,596            --            1,596
                                                  ---------     ---------    ----------    ----------       ----------
    Net cash provided by (used in) investing
        activities..............................         --       (27,084)       29,939          (280)           2,575
                                                  ---------     ---------    ----------    ----------       ----------
FINANCING ACTIVITIES:
 Repayment of debt..............................         --        (3,234)      (50,662)           --          (53,896)
 Repurchase of common stock.....................        (71)           --            --            --              (71)
 Proceeds from issuance of common stock.........        200            --            --            --              200
 Repayment of revolving credit facility.........         --          (300)       (4,700)           --           (5,000)
 Debt issuance costs............................         --           (49)         (774)           --             (823)
                                                  ---------     ---------    ----------    ----------       ----------
    Net cash provided by (used in) financing
        activities..............................        129        (3,583)      (56,136)           --          (59,590)
                                                  ---------     ---------    ----------    ----------       ----------
NET CHANGE IN CASH AND CASH EQUIVALENTS.........        (39)        3,866         7,993            --           11,820
CASH AND CASH EQUIVALENTS, beginning of period..         97        11,806         3,890            --           15,793
                                                  ---------     ---------    ----------    ----------       ----------
CASH AND CASH EQUIVALENTS, end of period........  $      58     $  15,672    $   11,883    $       --       $   27,613
                                                  =========     =========    ==========    ==========       ==========

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
         FOR THE TWENTY-SIX WEEK TRANSITIONAL PERIOD ENDED JULY 3, 2002

                                                                 SUBSIDIARY    SUBSIDIARY
                                                     PARENT        ISSUER      GUARANTORS   ELIMINATIONS  CONSOLIDATED
                                                     ------        ------      ----------   ------------  ------------
                                                                             (IN THOUSANDS)
OPERATING ACTIVITIES:
 Net income (loss)..........................      $     (489)   $  (24,174)   $   17,200    $      (54)   $   (7,517)
 Adjustments to reconcile net income (loss) to
    net cash provided by (used in)
    operating activities:
   Depreciation and amortization............              --         1,726        18,683            --        20,409
 Amortization of debt issuance costs........              --            97         1,520            --         1,617
 Net loss related to refinancing:
    Write-off of debt issuance costs........              --        11,022            --            --        11,022
    Accrued redemption fees.................              --        17,000            --            --        17,000
    Original issue discount expensed........              --         4,107            --            --         4,107
 Accretion of original issue discount.......              --            21           336            --           357
 Loss related to early extinguishment of
      debt..................................              --            37           577            --           614
 Deferred income taxes......................              --          (168)       (2,630)           --        (2,798)
 Loss on disposal of assets.................              --            --            89            --            89
 Changes in assets and liabilities:
    Receivables.............................            (123)          368        (1,377)          150          (982)
    Inventories.............................              --           (19)         (174)           --          (193)
    Prepaid expenses and other assets.......              --        (1,449)         (108)           --        (1,557)
    Accounts payable........................              --         8,493        (2,094)           --         6,399
    Accrued and other liabilities...........              12        13,777       (20,979)           --        (7,190)
    Income taxes payable/refundable.........             192        (2,223)           --           (96)       (2,127)
                                                  ----------    ----------    ----------    ----------    ----------
        Net cash provided by (used in)
            operating activities............            (408)       28,615        11,043            --        39,250
                                                  ----------    ----------    ----------    ----------    ----------
INVESTING ACTIVITIES:
 Proceeds from sale leaseback transactions..              --         2,281            --            --         2,281
 Purchase of fixed assets...................              --        (2,226)      (12,054)           --       (14,280)
 Corporate cash advances (payments).........              --       109,601      (109,601)           --             --
 Proceeds from sale of other assets.........              --            --           662            --           662
                                                  ----------    ----------    ----------    ----------    ----------
    Net cash provided by (used in)
        investing activities................              --       109,656      (120,993)           --       (11,337)
                                                  ----------    ----------    ----------    ----------    ----------
FINANCING ACTIVITIES:
 Repayment of debt..........................              --       (21,198)     (332,100)           --      (353,298)
 Redemption of preferred stock warrants.....          (7,200)           --            --            --        (7,200)
 Redemption of preferred stock..............        (108,227)           --            --            --      (108,227)
 Repurchase of common stock.................            (291)           --            --            --          (291)
 Proceeds from issuance of subordinated
      notes.................................              --        13,273       207,944            --       221,217
 Proceeds from credit facility..............              --        14,700       230,300            --       245,000
 Dividends..................................         116,126      (148,415)           --            --       (32,289)
 Debt issuance costs........................              --       (12,076)           --            --       (12,076)
                                                  ----------    ----------    ----------    ----------    ----------
    Net cash provided by (used in)
        investing activities................             408      (153,716)      106,144            --       (47,164)
                                                  ----------    ----------    ----------    ----------    ----------
NET CHANGE IN CASH AND CASH EQUIVALENTS.....              --       (15,445)       (3,806)           --       (19,251)
CASH AND CASH EQUIVALENTS, beginning of
     period.................................              58        15,672        11,883            --        27,613
                                                  ----------    ----------    ----------    ----------    ----------
CASH AND CASH EQUIVALENTS, end of period....      $       58    $      227    $    8,077    $       --    $    8,362
                                                  ==========    ==========    ==========    ==========    ==========

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                         FOR THE YEAR ENDED JULY 2, 2003

                                                                     SUBSIDIARY   SUBSIDIARY
                                                         PARENT       ISSUER      GUARANTORS   ELIMINATIONS  CONSOLIDATED
                                                         ------       ------      ----------   ------------  ------------
                                                                                (IN THOUSANDS)
OPERATING ACTIVITIES:
 Net income (loss)............................      $    (1,089)  $     3,388    $     9,628   $         --   $    11,927
 Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
 Depreciation and amortization................               --         3,510         33,375             --        36,885
 Amortization of debt issuance costs..........               --            71          1,111             --         1,182
 Accretion of original issue discount.........               --            44            695             --           739
 Impairment of assets.........................               --            --          4,803             --         4,803
 Deferred income taxes........................               --            41            636             --           677
 Gain on sale of Original Roadhouse Grill
    Restaurants...............................               --            --         (7,088)            --        (7,088)
 Loss on disposal of assets...................               --            --            565             --           565
 Loss on sale leaseback transactions..........               --            --          5,856             --         5,856
 Changes in assets and liabilities:
    Receivables...............................               96         4,759         (2,509)            --         2,346
    Inventories...............................               --          (103)           273             --           170
    Prepaid expenses and other assets.........               --         2,457           (410)            --         2,047
    Accounts payable..........................               --         7,684            666             --         8,350
    Accrued and other liabilities.............            1,089        (5,608)        (8,171)            --       (12,690)
    Income taxes payable/refundable...........              (96)          501          1,482             --         1,887
                                                    -----------   -----------    -----------   ------------   -----------
        Net cash provided by operating
            activities........................               --        16,744         40,912             --        57,656
                                                    -----------   -----------    -----------   ------------   -----------
INVESTING ACTIVITIES:
 Proceeds from sale leaseback transactions....               --            --         26,117             --        26,117
 Proceeds from sale of Original Roadhouse
      Grill
    Restaurants...............................               --            --         25,850             --        25,850
 Purchase of fixed assets.....................               --        (2,423)       (23,299)            --       (25,722)
 Corporate cash advances (payments)...........               --          (883)           883             --            --
 Proceeds from sale of other assets...........               --            --            417             --           417
                                                    -----------   -----------    -----------   ------------   -----------
 Net cash provided by (used in) investing
      activities..............................               --        (3,306)        29,968             --        26,662
                                                    -----------   -----------    -----------   ------------   -----------
FINANCING ACTIVITIES:
 Repayment of debt............................               --        (4,392)       (68,806)            --       (73,198)
 Redemption of subordinated notes.............             (400)           --             --             --          (400)
 Repurchase of common stock...................             (576)           --             --             --          (576)
 Proceeds from issuance of common stock.......              450            --             --             --           450
 Dividends....................................              576          (576)            --             --            --
 Debt issuance costs..........................               --          (186)        (2,915)            --        (3,101)
                                                    -----------   -----------    -----------   ------------   -----------
    Net cash provided by (used in) investing
        activities............................               50        (5,154)       (71,721)            --       (76,825)
                                                    -----------   -----------    -----------   ------------   -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS.......               50         8,284           (841)            --         7,493
CASH AND CASH EQUIVALENTS, beginning of period               58           227          8,077             --         8,362
                                                    -----------   -----------    -----------   ------------   -----------
CASH AND CASH EQUIVALENTS, end of period......      $       108   $     8,511    $     7,236   $         --   $    15,855
                                                    ===========   ===========    ===========   ============   ===========

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                        FOR THE YEAR ENDED JUNE 30, 2004

                                                                   SUBSIDIARY    SUBSIDIARY
                                                       PARENT        ISSUER      GUARANTORS   ELIMINATIONS  CONSOLIDATED
                                                       ------        ------      ----------   ------------  ------------
                                                                               (IN THOUSANDS)
OPERATING ACTIVITIES:
 Net income (loss)................................. $   (2,586)   $   (4,392)   $   14,948    $       --    $    7,970
 Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating
        activities:
 Depreciation and amortization.....................         --         3,655        30,152            --        33,807
 Amortization of debt issuance costs...............         --            82         1,288            --         1,370
 Net loss related to refinancing:
    Write-off of debt issuance costs...............         --         4,201            --            --         4,201
 Accretion of original issue discount..............      1,227            49           773            --         2,049
 Loss related to early extinguishment of debt......         --         5,275            --            --         5,275
 Impairment of assets..............................         --            --         1,878            --         1,878
 Deferred income taxes.............................         --            72         1,128            --         1,200
 Loss on disposal of assets........................         --            --           305            --           305
 Changes in assets and liabilities:
    Receivables....................................         --        75,747       (74,123)       (1,859)         (235)
    Inventories....................................         --          (428)         (246)           --          (674)
    Prepaid expenses and other assets..............         --        (1,730)        4,525            --         2,795
    Accounts payable...............................        180          (287)         (390)           --          (497)
    Accrued and other liabilities..................     (1,101)       (4,592)       (3,005)           --        (8,698)
    Income taxes payable/refundable................     (1,619)        1,130           233            --          (256)
                                                    ----------    ----------    ----------    ----------    ----------
        Net cash provided by (used in) operating
            activities.............................     (3,899)       78,782       (22,534)       (1,859)       50,490
                                                    ----------    ----------    ----------    ----------    ----------
INVESTING ACTIVITIES:
 Proceeds from sale leaseback transactions.........         --            --         2,710            --         2,710
 Purchase of fixed assets..........................         --        (1,432)      (31,575)           --       (33,007)
 Corporate cash advances (payments)................         --         1,623        (3,482)        1,859            --
 Acquisition of 20% minority interest in Tahoe
      Joe's Inc....................................         --            --          (370)           --          (370)
 Proceeds from sale of other assets................         --            --         2,284            --         2,284
                                                    ----------    ----------    ----------    ----------    ----------
    Net cash provided by (used in) investing
        activities.................................         --           191       (30,433)        1,859       (28,383)
                                                    ----------    ----------    ----------    ----------    ----------
FINANCING ACTIVITIES:
 Repayment of debt.................................         --       (10,377)     (162,576)           --      (172,953)
 Redemption of subordinated notes..................    (27,364)           --            --            --       (27,364)
 Repurchase of common stock........................       (380)           --            --            --          (380)
 Proceeds from issuance of common stock............        241            --            --            --           241
 Proceeds from issuance of senior discount notes        75,073            --            --            --        75,073
 Unrestricted cash proceeds from credit facility...         --        11,718       183,582            --       195,300
 Initial restricted cash proceeds from credit
      facility.....................................         --         2,082        32,618            --        34,700
 Restricted cash proceeds from credit facility
      available as of year end.....................         --       (16,228)           --            --       (16,228)
 Use of restricted cash for early extinguishment
      of debt......................................         --       (18,472)           --            --       (18,472)
 Use of unrestricted cash for early extinguishment
      of debt......................................         --          (918)      (14,382)           --       (15,300)
 Dividends.........................................    (40,836)      (20,101)           --            --       (60,937)
 Debt issuance costs...............................     (2,847)         (163)       (2,560)           --        (5,570)
                                                    ----------    ----------    ----------    ----------    ----------
    Net cash provided by (used in) investing
        activities.................................      3,887       (52,459)       36,682            --       (11,890)
                                                    ----------    ----------    ----------    ----------    ----------
NET CHANGE IN CASH AND CASH EQUIVALENTS............        (12)       26,514       (16,285)           --        10,217
CASH AND CASH EQUIVALENTS, beginning of period.....        108         8,511         7,236            --        15,855
                                                    ----------    ----------    ----------    ----------    ----------
CASH AND CASH EQUIVALENTS, end of period........... $       96    $   35,025    $   (9,049)   $       --    $   26,072
                                                    ==========    ==========    ==========    ==========    ==========

13  SUBSEQUENT EVENT

    On August 27, 2004, the Company filed a prospectus with the Securities and Exchange Commission outlining a planned initial public offering of an as yet undetermined amount of Income Deposit Securities ("IDSs"), common stock and senior subordinated notes. In conjunction with this planned offering, Buffets, Inc. plans to issue an as yet undetermined amount of senior notes as well as borrow an as yet undetermined amount under its credit facility which will be amended in connection with the offering.

    The Company intends to use the net proceeds from this planned offering, net proceeds from the planned offering of senior notes by Buffets, Inc., borrowings under Buffets, Inc.'s amended credit facility and cash on hand among other things to repay all outstanding borrowings under the existing credit facility, repurchase Buffets, Inc.'s 11 1/4% senior subordinated notes and repurchase or redeem Buffets Holdings' 13 7/8% senior discount notes.

14  INTERIM FINANCIAL RESULTS (UNAUDITED)

    The following table sets forth certain unaudited quarterly information for each of the eight fiscal quarters for the years ended July 2, 2003 and June 30, 2004 (in thousands). In management's opinion, this unaudited quarterly information has been prepared on a consistent basis with the audited financial statements and includes all necessary adjustments, consisting only of normal recurring adjustments, that management considers necessary for a fair presentation of the unaudited quarterly results when read in conjunction with the Consolidated Financial Statements and Notes. The Company believes that quarter-to-quarter comparisons of its financial results are not necessarily indicative of future performance.

                                    FOR THE YEAR ENDED JULY 2, 2003                     FOR THE YEAR ENDED JUNE 30, 2004
                           ------------------------------------------------      ------------------------------------------------
                            FIRST       SECOND        THIRD        FOURTH         FIRST        SECOND        THIRD       FOURTH
                           QUARTER      QUARTER      QUARTER       QUARTER       QUARTER      QUARTER       QUARTER      QUARTER
                           -------      -------      -------       -------       -------      -------       -------      -------
Revenues.................. $ 235,498    $ 221,189    $ 293,684     $ 234,915     $ 219,608    $ 211,275     $ 287,573    $ 224,375
Operating income..........    17,188        4,937       14,398        20,381        14,219       12,090        18,446       12,720
Income (loss) before
   Income taxes...........     7,423       (4,755)       2,166        12,412         6,067        3,674          (590)         467
Net income (loss).........     4,773       (2,634)       1,529         8,259         3,967        2,554           (70)       1,519

    Quarterly operating income for the year ended July 2, 2003 was impacted by certain unusual and infrequent transactions including: a $5.4 million loss on sale and leaseback of restaurants during the second quarter, and a $4.8 million asset impairment charge, a $7.1 million gain on the sale of 13 Original Roadhouse Grill restaurants, and a $0.4 million loss on sale and leaseback of restaurants that occurred during the fourth quarter.

    Operating income for the fourth quarter of fiscal 2004 was impacted by a $2.2 million of financing-related compensation expense and a $1.9 million asset impairment charge.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

    We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and regulations, and that the information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures based closely on the definition of "disclosure controls and procedures" in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.

    We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2004. Based on this evaluation, we concluded that our disclosure controls and procedures were effective as of such date.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

    During the twelve weeks ended June 30, 2004, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

    It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there is only reasonable assurance that our controls will succeed in achieving the stated goals under all potential future conditions.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth information regarding our directors and executive officers:

         NAME                   AGE                      POSITION
         ----                   ---                      --------
   Frederick J. Iseman.......    51   Chairman of the Board and Director of Buffets
   Kerry A. Kramp............    48   President, Chief Executive Officer and Director of Buffets
   Glenn D. Drasher..........    53   Executive Vice President of Marketing
   R. Michael Andrews, Jr....    40   Executive Vice President and Chief Financial Officer
   H. Thomas Mitchell........    47   Executive Vice President, General Counsel and Secretary
   Roe H. Hatlen.............    60   Vice Chairman of the Board and Director of Buffets
   Steven M. Lefkowitz.......    40   Director of Buffets
   Robert A. Ferris..........    62   Director of Buffets
   David S. Lobel............    51   Director of Buffets
   Robert M. Rosenberg.......    66   Director of Buffets


    FREDERICK ISEMAN has served as Chairman of the Board and as a director of our company and as Chairman of the Board and as a director of Buffets since October 2000. Mr. Iseman is currently Chairman and Managing Partner of Caxton-Iseman Capital, a private investment firm, which was founded by Mr. Iseman in 1993. Prior to establishing Caxton-Iseman Capital, Mr. Iseman founded Hambro-Iseman Capital Partners, a merchant banking firm. From 1988 to 1990, Mr. Iseman was a member of Hambro International Venture Fund. Mr. Iseman is Chairman of the Board and a director of Anteon International Corporation and Ply Gem Industries, Inc. and a member of the Advisory Board of Duke Street Capital and the Advisory Board of STAR Capital Partners Limited.

    KERRY A. KRAMP has served as our President and Chief Executive Officer since February 2004 and of Buffets since May 2000, and as a director of our company and as a director of Buffets since October 2000. Prior to that date, he had served as our President and Chief Operating Officer since our merger with HomeTown Buffet in 1996. Mr. Kramp was President and a director of HomeTown Buffet from 1995 through our merger in 1996.

    GLENN D. DRASHER has served as the Executive Vice President of Marketing for Buffets since 1997. He has over 25 years of operational, marketing and executive restaurant industry experience. From 1994 until he joined us, Mr. Drasher was Executive Vice President for Country Kitchen International and Vice President of Marketing for Country Hospitality Worldwide, both divisions of Carlson Companies.

    R. MICHAEL ANDREWS, JR. has served as our Executive Vice President and Chief Financial Officer since February 2004 and of Buffets since April 2000. Prior to joining us, Mr. Andrews served as Chief Financial Officer of Eerie World Entertainment, the parent company to Jekyll & Hyde Clubs, from 1999 to 2000. He was Chief Financial Officer of Don Pablo's Restaurants from 1998 to 1999. Previously, Mr. Andrews was with KPMG Peat Marwick LLP for approximately 12 years, serving most recently as Senior Manager.

    H. THOMAS MITCHELL has served as our Executive Vice President, General Counsel and Secretary since February 2004 and of Buffets since 1998. He joined our company in 1994 and has 13 years of executive restaurant industry experience and 19 years of legal practice. Mr. Mitchell served in the further capacity of Chief Administrative Officer from 1998 until 2000. ROE H. HATLEN co-founded our company and has served as the Vice-Chairman of the Board and as a director of our company since October 2000 and as the Vice-Chairman of the Board and as a director of Buffets since June 2002. He served as our Chairman and Chief Executive Officer from our inception in 1983 through May 2000 and as President from May 1989 to September 1992. He is a member of the Board of Regents of Pacific Lutheran University.

     STEVEN M. LEFKOWITZ has served as a director of our company and of Buffets since October 2000. Mr. Lefkowitz is a Managing Director of Caxton-Iseman Capital and has been employed by Caxton-Iseman Capital since 1993. From 1988 to 1993, Mr. Lefkowitz was employed by Mancuso & Company, a private investment firm, and served in several positions including Vice President and as a Partner of Mancuso Equity Partners. Mr. Lefkowitz is a director of Anteon International Corporation and Ply Gem Industries, Inc.

     ROBERT A. FERRIS has served as a director of our company since October 2000 and of Buffets since June 2002. Mr. Ferris is a Managing Director of Caxton-Iseman Capital and has been employed by Caxton-Iseman Capital since March 1998. From 1981 to February 1998, Mr. Ferris was a General Partner of Sequoia Associates, a private investment firm headquartered in Menlo Park, California. Prior to founding Sequoia Associates, Mr. Ferris was a Vice President of Arcata Corporation, a New York Stock Exchange-listed company. Mr. Ferris is a director of Anteon International Corporation and Ply Gem Industries, Inc.

    DAVID S. LOBEL has served as a director of our company since October 2000 and of Buffets since June 2002. Mr. Lobel is currently Managing Partner of Sentinel Capital Partners, a private equity investment firm founded by Mr. Lobel in 1995. Prior to establishing Sentinel Capital Partners, Mr. Lobel spent 15 years at First Century Partners, Smith Barney's venture capital affiliate. Mr. Lobel joined First Century in 1981 and served as a general partner of funds managed by First Century from 1983 until his departure in 1995. From 1979 to 1981, Mr. Lobel was a consultant at Bain & Company. Mr. Lobel is Chairman of the Board and a director of Castle Dental, Inc.

    ROBERT M. ROSENBERG has served as a director of our company since May 2001 and of Buffets since June 2002. He is the retired Chief Executive Officer of Dunkin' Donuts, a position he held from 1963 until his retirement in 1998. He has been a member of the Board of Directors of Sonic Corp. since 1993 and a member of the Board of Directors of Domino's Pizza since 1999.

    We have adopted a Code of Ethics that applies to our Chief Executive Officer and all financial managers and executives.

BOARD OF DIRECTORS

    Our seven-member Board of Directors is comprised of -- Frederick J. Iseman, Kerry A. Kramp, Roe H. Hatlen, Steven M. Lefkowitz, Robert A. Ferris, David S. Lobel and Robert M. Rosenberg. The board typically meets in joint session with the Buffets Holdings' board of directors. Our Board of Directors has three committees -- the audit committee, the compensation committee and the executive committee.

    Messrs. Hatlen, Lefkowitz and Rosenberg serve on the audit committee, which meets with financial management, the internal auditors and the independent auditors to review internal accounting controls and accounting, auditing, and financial reporting matters. Messrs. Ferris, Kramp, Lefkowitz and Lobel serve on the compensation committee, which reviews the compensation of our executive officers, executive bonus allocations and other compensation matters. Messrs. Iseman and Kramp serve on the executive committee, which has been formed to take action on matters relating to the general governance of our company when the board is not otherwise meeting.

    The directors, with the exception of Robert Rosenberg, receive no cash compensation for serving on the board except for reimbursement of reasonable expenses incurred in attending meetings. Mr. Rosenberg receives a $3,500 fee for each board meeting attended.

AUDIT COMMITTEE FINANCIAL EXPERT

    The board of directors has determined that we have more than one audit committee financial expert serving on the audit committee. Steven M. Leftkowitz is an audit committee financial expert as defined in Regulation S-K promulgated under the Securities Act. Mr. Leftkowitz is not independent as that term is used in Schedule 14A of the Exchange Act.

ITEM 11.  EXECUTIVE COMPENSATION

    The following table sets forth information relating to the compensation awarded to, earned by or paid to our President and Chief Executive Officer, Kerry A. Kramp, and each of the five other most highly compensated executive officers whose individual compensation exceeded $100,000 during fiscal 2004, 2003 and for the 2002 transitional period for services rendered to us.

                                                                                         LONG TERM COMPENSATION
                                                  ANNUAL COMPENSATION                            AWARDS
                                    ------------------------------------------------   -------------------------
                                                                        OTHER ANNUAL   RESTRICTED
                                    FISCAL                              COMPENSATION     STOCK       ALL OTHER
NAME AND PRINCIPAL POSITION          YEAR      SALARY($)    BONUS($)        ($)          AWARDS     COMPENSATION
---------------------------          ----      ---------    --------    ------------     ------     ------------
Kerry A.  Kramp...............       2004       491,400           --       22,487             --             --
President, Chief Executive           2003       472,500       50,000       20,023             --             --
Officer and Director                 2002       253,558      114,071        4,743             --             --
David Goronkin................       2004            --           --           --             --             --
Chief Operating Officer              2003       316,000           --        8,063             --             --
And Director(1)                      2002       169,593       72,656        2,799
Glenn D. Drasher..............       2004       224,786           --        1,756             --             --
Executive Vice President             2003       222,560           --        8,626             --             --
of Marketing                         2002       119,511       35,820        1,958             --             --
R. Michael Andrews, Jr........       2004       224,640           --       11,421             --             --
Executive Vice President             2003       216,000       75,000       18,104             --             --
And Chief Financial Officer          2002       115,692       34,765        5,165             --             --
H.  Thomas Mitchell...........       2004       194,324           --        1,761             --             --
Executive Vice President,            2003       192,400       50,000        7,937             --             --
General Counsel and Secretary        2002       103,315       17,695          138             --             --
Jean C. Rostollan.............       2004       135,279           --       68,167(3)          --             --
Executive Vice President             2003       192,400           --        6,569             --             --
of Purchasing(2)                     2002        84,730       17,530        4,862             --             --

-----------------------------
(1) David Goronkin, former Chief Operating Officer and Director, resigned from both positions in April 2003.

(2) Jean C. Rostollan, former Executive Vice President of Purchasing, separated from the company in February 2004.

(3)  Includes $66,518 of severance pay.

EMPLOYEE BENEFIT PLANS

    We have a 401(k) plan covering all employees with one year of service, age 21 or older, who worked at least 1,000 hours in the prior year. Our discretionary contributions to the plan are determined annually, on a calendar year basis, by the Board of Directors and are used to match a portion of our employees' voluntary contributions. Participants are 100% vested in their own contributions immediately and are vested in our partial matching contributions 20% per year of service with the Company, such that they are fully vested at the end of five years of service with the Company. The Board of Directors authorized and we recognized matching contributions of $0.9 million for 2001 and $0.1 million for the calendar year ended December 31, 2003. These contributions were paid during the first quarter of the succeeding calendar year. There were no matching contributions for calendar year 2002. The 2004 matching contribution will not be authorized until the end of the 2004 calendar year. We have an accrual of $0.4 million as of June 30, 2004 for estimated 2004 matching contributions related to the first half of calendar year 2004.

EMPLOYMENT AGREEMENTS

    Kerry A. Kramp, Glenn D. Drasher, R. Michael Andrews, Jr., H. Thomas Mitchell, K. Michael Shrader and Jean C. Rostollan each entered into a severance protection agreement with us dated as of September 29, 2000. Each agreement entitles the executive to continue to receive his or her salary, medical and health benefits, group term life insurance and long term disability coverage on the same basis as prior to termination of employment with us for 52 weeks following termination of employment with us for any reason other than for cause, disability or death and execution of a release attached to the agreements. The executives have no duty to mitigate the amounts payable under the agreements. K. Michael Shrader and Jean C. Rostollan are currently being compensated under the terms of their respective severance protection agreements.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth the number and percentage of outstanding Buffets Holdings' common stock beneficially owned by (1) the named executive officers and each director of Buffets individually, (2) all named executive officers and directors as a group and (3) the stockholders of Buffets Holdings known to us to be the beneficial owner of more than 5% of Buffets Holdings' common stock as of June 30, 2004. Except as noted below, the address of each principal stockholder of Buffets Holdings is c/o Buffets Holdings, Inc., 1460 Buffet Way, Eagan, Minnesota, 55121.

             NAME OF BENEFICIAL OWNER                                            SHARES       PERCENTAGE
             ------------------------                                            ------       ----------
   Caxton-Iseman Investments L.P.(1).......................................    2,501,438         78.5%
   Sentinel Capital Partners II, L.P.(2)...................................      225,106          7.1
   Frederick J. Iseman(1)..................................................    2,501,438         78.5
   Kerry A. Kramp..........................................................      130,000          4.1
   R. Michael Andrews, Jr..................................................       56,875          1.8
   Roe H. Hatlen(3)........................................................      162,952          5.1
   Robert M. Rosenberg.....................................................        4,610          0.1
   Steven M. Lefkowitz.....................................................           --           --
   Robert A. Ferris........................................................           --           --
   David S. Lobel..........................................................           --           --
   All named executive officers and directors as a group (8 persons).......    3,080,981         96.7

---------------
(1) By virtue of Mr. Iseman's indirect control of Caxton-Iseman Investments L.P., he is deemed to beneficially own the 2,501,438 shares of common stock held by that entity. The address of Caxton-Iseman Investments L.P. and Mr. Iseman is c/o Caxton-Iseman Capital, Inc., 667 Madison Avenue, New York, New York, 10021.

(2) The address of Sentinel Capital Partners II, L.P. is 777 Third Avenue, 32nd Floor, New York, New York, 10017.

(3) Mr. Hatlen has sole voting and dispositive power over 65,012 shares of common stock. Mr. Hatlen may be deemed to be the beneficial owner of 67,518 shares of common stock held by the Lars C. Hatlen Trust, the Erik R. Hatlen Trust and Kari E. Hatlen, each such entity or person owning 22,506 shares of common stock. By virtue of Mr. Hatlen's control over Eventyr Investments, he is deemed to beneficially own the 30,422 shares of common stock held by that entity.

(4) Mr. Rosenberg also owned options to purchase 12,600 shares of common stock.

The following table provides information about the securities authorized for issuance under our Equity Participation Plan as of June 30, 2004:

                                   EQUITY COMPENSATION PLAN INFORMATION

                                 NUMBER OF SECURITIES                              NUMBER OF SECURITIES REMAINING
                                     TO BE ISSUED           WEIGHTED-AVERAGE        AVAILABLE FOR FUTURE ISSUANCE
                                   UPON EXERCISE OF        EXERCISE PRICE OF          UNDER EQUITY COMPENSATION
                                 OUTSTANDING OPTIONS,     OUTSTANDING OPTIONS,       PLANS (EXCLUDING SECURITIES
 PLAN CATEGORY                   WARRANTS AND RIGHTS       WARRANTS AND RIGHTS        REFLECTED IN COLUMN (A))
 -------------                   -------------------       -------------------     ------------------------------
                                         (A)                       (B)                           (C)
 Equity compensation plans
    approved by security
    holders..................           98,142                   $16.42                        15,608
 Equity compensation
    plans not approved by
    security holders.........               --                       --                            --
          Total..............           98,142                   $16.42                        15,608

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

FOUNDER ADVISORY AGREEMENTS

    Roe H. Hatlen has entered into an advisory arrangement with us and Buffets Holdings that expires in 2005. Under his advisory agreement, Mr. Hatlen received $257,000 in fiscal 2004. He will receive $238,000 in fiscal 2005 and $113,000 in fiscal 2006. In addition, Mr. Hatlen will receive health, medical and other benefits comparable to those made available to our management employees through calendar 2005. Mr. Hatlen holds approximately 5.1% of the shares of Buffets Holdings common stock.

PURCHASE OF PROPERTY BY ROE HATLEN

    In November 2001, Mr. Hatlen purchased a portion of the land adjoining our headquarters for $1.02 million. The land was sold by the entity that had purchased the parcel at the time of the buyout from public shareholders. Mr. Hatlen's purchase resulted in a reduction of the rental amount payable by us under the sale and leaseback transaction relating to our corporate headquarters.

CAXTON-ISEMAN CAPITAL ADVISORY AGREEMENT

    We entered an advisory agreement with Caxton-Iseman Capital under which Caxton-Iseman Capital provides various advisory services to us in exchange for an annual advisory fee equal to 2% of our annual consolidated earnings before interest, taxes, depreciation and amortization and an additional 1% fee for advisory services relating to particular transactions. Under this agreement, we paid $3.1 million in fiscal 2004, $2.8 million in fiscal 2003, $1.2 million in the 2002 transitional period and $2.9 million in fiscal 2001.

BOARD OF DIRECTORS ADVISORY AGREEMENT

    In October 2002, we entered into an advisory agreement with Robert M. Rosenberg, under which he provided various advisory services to us for an advisory fee of $35,000 during fiscal 2003 and $3,500 during fiscal 2004.

SENTINEL CAPITAL ADVISORY AGREEMENT

    We entered into an advisory agreement with Sentinel Capital Partners, L.L.C., under which Sentinel Capital provides various advisory services to us for an annual advisory fee of $200,000. Under this agreement, we paid $200,000 in fiscal 2004.

GUARANTEES, PROMISSORY NOTES AND PLEDGE AGREEMENTS

    As part of the buyout from public shareholders on October 2, 2000, some of our management investors obtained recourse loans from U.S. Bank, which allowed them to purchase shares in Buffets Holdings. In connection with these management investor loans, we provided guarantees of these loans to U.S. Bank and we paid interest to U.S. Bank at prime plus 1% on these loans. Concurrently, each of the management investors pledged his, or her, respective ownership interests in the shares of Buffets Holdings and executed a promissory note in favor of Buffets Holdings, whereby each agreed to repay the corresponding amount of the guarantee, together with interest at fixed rates ranging between 6% and 7% per annum, at the earliest of (1) seven years, (2) termination of employment with our company or (3) the sale, disposition or other transfer of the management investor's ownership interests in the shares. The aggregate amount of the guarantees was approximately $0.1 million as of June 30, 2004. Currently, none of our executive management has any outstanding management investor loan that is guaranteed by us.

    David Goronkin was advanced $315,000 on February 20, 2002 for the purchase of homestead property in Minnesota. Interest was payable annually at a rate equal to the company's interest rate on its senior secured borrowing, up to a maximum of 12% per annum. The principal plus accrued but unpaid interest was repaid upon his resignation.

SERIES A SENIOR SUBORDINATED AND SERIES B JUNIOR SUBORDINATED NOTES DUE 2011

    In connection with the June 2002 refinancing transactions, we issued series A senior subordinated notes due 2011 to our preferred stockholders as part of the redemption of our senior preferred stock and series B junior subordinated notes due 2011 as a dividend to holders of our common stock and holders of warrants to purchase our common stock. The subordinated notes were originally issued on June 28, 2002 with a maturity date of June 25, 2011. The subordinated notes bore interest at the rate of 3% per annum from June 28, 2002 through December 31, 2002, and thereafter bore interest at the rate of 4.75% per annum. Payments of accrued interest on the notes were made annually as of June 28 of each year. In connection with entering into the Existing Credit Facility, we redeemed all of our outstanding series A senior subordinated notes. We used a portion of the proceeds of the offering of our 13 7/8% senior discount notes, among other things, to redeem the remaining series B junior subordinated notes. The subordinated notes were issued to holders of our preferred stock and to holders of our common stock and holders of warrants to purchase common stock, including the following persons in the amounts indicated:

                                            AMOUNT OF SERIES A SENIOR   AMOUNT OF SERIES B JUNIOR
NAME OF BENEFICIAL OWNER                        SUBORDINATED NOTES         SUBORDINATED NOTES
------------------------                        ------------------         ------------------
Caxton-Iseman Investments L.P.(1)..........    $     6,847,427             $    14,470,628
Sentinel Capital Partners II, L.P..........            616,197                   1,303,378
Frederick Iseman(1)........................          6,847,427                  14,470,628
Kerry A.  Kramp............................                 --                     595,941
R.  Michael Andrews, Jr....................                 --                     186,232
Roe H. Hatlen(2)...........................            244,167                     552,078
David Goronkin.............................                 --                     223,478
Glenn D. Drasher...........................              6,162                      87,526
Harold T. Mitchell.........................                 --                      74,493
K. Michael Shrader.........................                 --                      74,493
Lars C. Hatlen Trust(2)....................                 --                     130,195
Erik R. Hatlen(2)..........................                 --                     130,195
Kari E. Hatlen(2)..........................                 --                     130,195
Beverly J. Hatlen(2).......................             23,856                          --
Eventyr Investments L.P.(2)................            125,324                     175,989

----------------------------------
(1) By virtue of Mr. Iseman's indirect control of Caxton-Iseman Investments L.P., he was deemed to beneficially own the $6,847,427 of series A senior subordinated notes and $14,470,628 of series B junior subordinated notes held by that entity.

(2) Mr. Hatlen had sole ownership over $118,843 of series A senior subordinated notes and $376,089 of series B junior subordinated notes. Mr. Hatlen may have been deemed to be the beneficial owner of the series B junior subordinated notes held by the Lars C. Hatlen Trust, Erik R. Hatlen and Kari E. Hatlen, each such entity or person having owned $130,195 of series B junior subordinated notes. By virtue of Mr. Hatlen's control over Eventyr Investments, he was deemed to beneficially own the $125,324 of series A senior subordinated notes and $175,989 of series B junior subordinated notes held by that entity.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

    The following table presents aggregate fees for professional services rendered by our principal accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, "Deloitte & Touche") for the audit of our annual consolidated financial statements for the years ended July 2, 2003 and June 30, 2004.

                                                FOR THE YEAR    FOR THE YEAR
                                                   ENDED           ENDED
                                                JULY 2, 2003    JUNE 30, 2004
                                                ------------    -------------

Audit fees (1).............................     $    118,800    $    285,600
Audit-related fees (2).....................          243,686          42,850
Tax fees (3)...............................           97,425          57,600
All other fees.............................               --              --
                                                ------------    -------------
        Total fees.........................     $    459,911    $    386,050
                                                ============    =============

-------------------------
(1) Audit fees are comprised of annual audit fees, quarterly review fees, comfort letter fees, consent fees, fees associated with the review of prospectuses, and consultation fees on accounting issues.

(2) Audit-related fees are comprised of annual audits and quarterly reviews of our subsidiaries.

(3)  Tax fees are comprised of tax compliance and consultation fees.

    The audit committee evaluates and considers whether the services rendered by Deloitte & Touche, except for services rendered in connection with its audit of our annual consolidated financial statements, are compatible with maintaining Deloitte & Touche's independence pursuant to Independence Standards Board Standard No. 1. The audit committee has reviewed the nature of non-audit services provided by Deloitte & Touche and has concluded that these services are compatible with maintaining the firm's ability to serve as our independent auditors.

    We, and our audit committee, are committed to ensuring the independence of the independent auditors, both in fact and appearance. In this regard, our audit committee has established a pre-approval policy in accordance with the applicable rules of the Securities and Exchange Commission. The pre-approval policy (i) identifies specifically prohibited services by our independent auditor; (ii) requires the annual review and approval of audit services, including the annual audit and quarterly review of us as well as other audits required contractually; (iii) stipulates certain other audit-related services as "pre-approved," including procedures performed in connection with issuing comfort letters and activities associated with the research, application and interpretation of accounting standards as well as those related to the Securities and Exchange Commission's review of our security filings; and (iv) requires the annual review and approval of certain non-audit services once they exceed specified monetary levels, including income tax preparation, income tax consulting and debt covenant compliance testing. All non-audit services require pre-approval by the full audit committee, unless delegated to a committee member.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)  Documents filed as part of this report:

         1. The following Financial Statements of the Company are included in Part II, Item 8 of this Annual Report on Form 10-K:

              Report of Registered Public Accounting Firm

              Consolidated Balance Sheets as of July 3, 2002, July 2, 2003 and June 30, 2004

              Consolidated Statements of Operations for the Year Ended January 2, 2002, for the Twenty-Six Week Transitional Period Ended July 3, 2002, for the Year Ended July 2, 2003 and for the Year Ended June 30, 2004

              Consolidated Statements of Shareholder's Equity (Deficit) for the Year Ended January 2, 2002, for the Twenty-Six Week Transitional Period Ended July 3, 2002, for the Year Ended July 2, 2003 and for the Year Ended June 30, 2004

              Consolidated Statements of Cash Flows for the Year Ended January 2, 2002, for the Twenty-Six Week Transitional Period Ended July 3, 2002, for the Year Ended July 2, 2003 and for the Year Ended June 30, 2004

              Notes to Consolidated Financial Statements

         2.   Schedules to Financial Statements:

              All financial statement schedules have been omitted because they are either inapplicable or the information required is provided in the Company's Consolidated Financial Statements and Notes thereto, included in Part II, Item 8 of this Annual Report on Form 10-K.

         3.   See Index to Exhibits on page 82 of this report.

    (b)  Reports on Form 8-K:

         1.   On August 27, 2004, we filed a current report on Form 8-K (Items
              7.01 and 901c) announcing that we are considering an initial public offering of Income Deposit Securities.

         2.   On August 27, 2004, we filed a current report on Form 8-K (Items
              2.02 and 901c) announcing our results for the fiscal year ended June 30, 2004 and our same store sale projections for the first quarter of 2005.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          BUFFETS HOLDINGS, INC.



Date: September 28, 2004                  By:   /s/ Kerry A. Kramp
                                                ----------------------------
                                                Kerry A. Kramp
                                                Chief Executive Officer


                                          By:    /s/ R. Michael Andrews, Jr.
                                                ----------------------------
                                                R. Michael Andrews, Jr.
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)

                                POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each individual whose signature appears below hereby constitutes and appoints Kerry A. Kramp or R. Michael Andrews, Jr. or either of them his true and lawful agent, proxy and attorney-in-fact, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report filed pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, and to file the same with all exhibits thereto, and the other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and things requisite and necessary to be done, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report and the foregoing Power of Attorney have been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE                      TITLE                                DATE


/s/ Kerry A. Kramp             President, Chief Executive     September 28, 2004
---------------------------    Officer (Principal Executive
Kerry A. Kramp                 Officer) and Director


/s/ R. Michael Andrews, Jr.    Executive Vice President and   September 28, 2004
---------------------------    Chief Financial Officer
R. Michael Andrews, Jr.        (Principal Financial and
                               Accounting Officer)


/s/ Robert A. Ferris           Director                       September 28, 2004
---------------------------
Robert A. Ferris


                               Director (Vice Chairman of
---------------------------    the Board of Directors)
Roe H. Hatlen


                               Director (Chairman of the
---------------------------    Board of Directors)
Frederick J. Iseman


/s/ Steven M. Lefkowitz        Director                       September 28, 2004
---------------------------
Steven M. Lefkowitz


/s/ David S. Lobel             Director                       September 28, 2004
---------------------------
David S. Lobel


/s/ Robert M. Rosenberg        Director                       September 28, 2004
---------------------------
Robert M. Rosenberg

                                INDEX TO EXHIBITS

EXHIBIT
 NUMBER                             DESCRIPTION
 ------                             -----------
3.1* Amended Certificate of Incorporation of Buffets Holdings, Inc. (incorporated by reference to Exhibit 3.1 to Buffets Holdings, Inc.'s Registration Statement on Form S-4, filed with the Commission on June 25, 2004 (SEC file No. 333-116897)).

3.2*       By-Laws of Buffets Holdings, Inc. (incorporated by reference to
           Exhibit 3.2 to Buffets Holdings, Inc.'s Registration Statement on Form S-4, filed with the Commission on June 25, 2004 (SEC file No. 333-116897)).

4.1* Indenture, dated as of June 28, 2002, among Buffets, Inc., the Guarantors and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Buffets, Inc.'s Registration Statement on Form S-4, filed with the Commission on August 16, 2002 (SEC file No. 333-98301)).

4.2*       Form of Exchange Note (incorporated by reference to Exhibit A to
           Exhibit 4.1 to Buffets, Inc.'s Registration Statement on Form S-4, filed with the Commission on August 16, 2002 (SEC file No. 333-98301)).

4.3* First Supplemental Indenture ("Subsidiary Guaranty"), dated as of September 26, 2003, among HomeTown Buffet Merger Company, Inc., Buffets, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Buffets, Inc.'s Quarterly Report on Form 10-Q filed with the Commission on November 7, 2003 (SEC file No. 033-00171)).

4.4* Second Supplemental Indenture, dated as of November 5, 2003, between Tahoe Joe's, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to Buffets, Inc.'s Quarterly Report on Form 10-Q filed with the Commission on November 7, 2003 (SEC file No. 033-00171)).

4.5* Third Supplemental Indenture, dated as of December 10, 2003 among NSHE Bennington, LLC, Buffets, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Buffets, Inc.'s Quarterly Report on Form 10-Q filed with the Commission on January 27, 2004 (SEC file No. 033-00171)).

4.6* Fourth Supplemental Indenture, dated as of February 20, 2004 among Buffets Holdings, Inc., Buffets, Inc., and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Buffets, Inc.'s Quarterly Report on Form 10-Q filed with the Commission on May 12, 2004 (SEC file No. 033-00171)).

4.7* Indenture, dated as of May 18, 2004, between Buffets Holdings, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Buffets Holdings, Inc.'s Registration Statement on Form S-4, filed with the Commission on June 25, 2004 (SEC file No. 333-116897)).

4.8*       Form of Exchange Security (incorporated by reference to Exhibit B to
           Exhibit 4.1 to Buffets Holdings, Inc.'s Registration Statement on Form S-4, filed with the Commission on June 25, 2004 (SEC file No. 333-116897)).

10.1* Credit Agreement, dated as of June 28, 2002, among Buffets, Inc., Buffets Holdings, Inc., the lenders party thereto and Credit Suisse First Boston, as administrative agent and as collateral agent for the lenders (incorporated by reference to Exhibit 10.1 to Buffets, Inc.'s Registration Statement on Form S-4, filed with the Commission on August 16, 2002 (SEC file No. 333-98301)).

EXHIBIT
 NUMBER                             DESCRIPTION
 ------                             -----------
10.2* Amendment Agreement, dated as of February 20, 2004, to the Credit Agreement dated as of July 28, 2002, among Buffets, Inc., Buffets Holdings, Inc., the Subsidiaries named therein, the Lenders named therein and Credit Suisse First Boston, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Buffets, Inc.'s Quarterly Report on Form 10-Q filed with the Commission on May 12, 2004 (SEC file No. 033-00171)).

10.3* Management and Fee Agreement, dated October 2, 2000, by and among Buffets, Inc. and Caxton-Iseman Capital, Inc. (incorporated by reference to Exhibit 10.2 to Buffets, Inc.'s Registration Statement on Form S-4, filed with the Commission on August 16, 2002 (SEC file No. 333-98301)).

10.4* Amended and Restated Management and Fee Agreement, dated as of February 20, 2004, by and between Buffets, Inc. and CxCIC LLC (the "Amended Management Agreement") (incorporated by reference to Exhibit
           10.2 to Buffets Inc.'s Quarterly Report on Form 10-Q filed with the Commission on May 12, 2004 (SEC file No. 033-00171)).

10.5* Management and Fee Agreement, dated October 2, 2000, by and between Buffets, Inc. and Sentinel Capital Partners, L.L.C. (incorporated by reference to Exhibit 10.3 to Buffets, Inc.'s Registration Statement on Form S-4, filed with the Commission on August 16, 2002 (SEC file No. 333-98301)).

10.6* Advisory Agreement, dated September 28, 2000, by and among Buffets Holdings, Inc., Buffets, Inc. and Roe E. Hatlen (incorporated by reference to Exhibit 10.4 to Buffets, Inc.'s Registration Statement on Form S-4, filed with the Commission on August 16, 2002 (SEC file No. 333-98301)).

10.7* Advisory Agreement, dated September 28, 2000, by and among Buffets Holdings, Inc., Buffets, Inc. and C. Dennis Scott (incorporated by reference to Exhibit 10.5 to Buffets, Inc.'s Registration Statement on Form S-4, filed with the Commission on August 16, 2002 (SEC file No. 333-98301)).

10.8* Guaranty, dated September 28, 2000, from Buffets, Inc. to U.S. Bank National Association in connection with a Promissory Note and Pledge Agreement by and among U.S. Bank National Association and David Goronkin (incorporated by reference to Exhibit 10.7 to Buffets, Inc.'s Registration Statement on Form S-4, filed with the Commission on August 16, 2002 (SEC file No. 333-98301)).

10.9* Guaranty, dated September 28, 2000, from Buffets, Inc. to U.S. Bank National Association in connection with a Promissory Note and Pledge Agreement by and among U.S. Bank National Association and R. Michael Andrews, Jr. (incorporated by reference to Exhibit 10.8 to Buffets, Inc.'s Registration Statement on Form S-4, filed with the Commission on August 16, 2002 (SEC file No. 333-98301)).

10.10* Promissory Note and Pledge Agreement, dated February 20, 2002, among David Goronkin, Pamela Goronkin and Buffets, Inc. (incorporated by reference to Exhibit 10.9 to Buffets, Inc.'s Registration Statement on Form S-4, filed with the Commission on August 16, 2002 (SEC file No. 333-98301)).

10.11* Severance Protection Agreements, dated September 29, 2000, between Buffets, Inc. and each of Kerry A. Kramp, David Goronkin, R. Michael Andrews, Jr., Glenn D. Drasher, K. Michael Shrader and H. Thomas Mitchell (incorporated by reference to Exhibit 10.10 to Buffets, Inc.'s Registration Statement on Form S-4, filed with the Commission on August 16, 2002 (SEC file No. 333-98301)).

10.12* Severance Protection Agreement, dated September 29, 2000, between Buffets, Inc. and Jean C. Rostollan (incorporated by reference to
           Exhibit 10.9.1 to Buffets, Inc.'s Annual Report on Form 10-K filed with the Commission on September 30, 2003 (SEC file No. 033-00171)).

10.13      Equity Participation Plan.

12.1       Statement of Computation of Ratios of Earnings of Fixed Charges.

14.1       Code of Ethics

EXHIBIT
 NUMBER                             DESCRIPTION
 ------                             -----------
21* List of Subsidiaries of Buffets Holdings, Inc. (incorporated by reference to Exhibit 21 to Buffets Holdings, Inc.'s Registration Statement on Form S-1, filed with the Commission on August 27, 2004 (SEC file No. 333-118612)).

24         Powers of Attorney (included on signature pages of this Part II).

31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1** Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2** Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

------------------------

*    Previously provided or incorporated by reference.

** Shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.