Form 10-Q
period 2004-09-22
BUFFETS HOLDINGS, INC.
filed 2004-11-04
CIK 1292731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 22, 2004

        Commission file number: 333-116897

BUFFETS HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-3754018
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

1460 Buffet Way
Eagan, Minnesota	55121
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (651) 994-8608

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES [X] NO [   ]

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES [   ] NO [X]

The number of shares of Buffets Holdings, Inc.‘s common stock outstanding as of November 4, 2004 was 3,181,609.

BUFFETS, HOLDINGS, INC.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BUFFETS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 22,
	2004	2004
	(Unaudited)
	(In thousands, except per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,072	$29,100
Restricted cash and cash equivalents	16,228	--
Receivables	6,963	6,448
Inventories	18,673	18,290
Prepaid expenses and other current assets	5,244	6,231
Deferred income taxes	15,915	15,263

Total current assets	89,095	75,332
PROPERTY AND EQUIPMENT, net	149,618	145,676
GOODWILL	312,163	312,163
DEFERRED INCOME TAXES	1,033	1,672
OTHER ASSETS, net	15,622	14,880

Total assets	$567,531	$549,723

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$43,280	$40,206
Accrued liabilities	68,663	64,991
Income taxes payable	4,531	4,515
Current maturities of long-term debt	2,300	2,289

Total current liabilities	118,774	112,001
LONG-TERM DEBT, net of current maturities	496,039	483,444
DEFERRED LEASE OBLIGATIONS	21,621	22,039
OTHER LONG-TERM LIABILITIES	7,013	7,059

Total liabilities	643,447	624,543
SHAREHOLDERS' DEFICIT:
Preferred stock; $.01 par value, 1,100,000 shares authorized;
none issued and outstanding as of June 30, 2004 and
September 22, 2004	--	--
Common stock; $.01 par value, 3,600,000 shares authorized;
3,185,672 shares issued and outstanding as of June 30, 2004
and September 22, 2004	32	32
Accumulated deficit	(75,948)	(74,852)

Total shareholders' deficit	(75,916)	(74,820)

Total liabilities and shareholders' deficit	$567,531	$549,723

        The accompanying notes are an integral part of these condensed consolidated financial statements.

BUFFETS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

	Twelve Weeks Ended
	September 24,	September 22,
	2003	2004
	(Unaudited)
	(In thousands)

RESTAURANT SALES	$219,608	$217,208
RESTAURANT COSTS:
Food	71,260	71,043
Labor	68,402	64,306
Direct and occupancy	51,030	51,775

Total restaurant costs	190,692	187,124
ADVERTISING EXPENSES	5,622	5,797
GENERAL AND ADMINISTRATIVE EXPENSES	9,075	9,896

OPERATING INCOME	14,219	14,391
INTEREST EXPENSE	8,842	10,837
INTEREST INCOME	(92)	(65)
LOSS RELATED TO EARLY EXTINGUISHMENT OF DEBT	--	1,923
OTHER INCOME	(598)	(213)

INCOME BEFORE INCOME TAXES	6,067	1,909
INCOME TAX EXPENSE	2,100	813

Net income	$3,967	$1,096

        The accompanying notes are an integral part of these condensed consolidated financial statements.

BUFFETS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Weeks Ended
	September 24,	September 22,
	2003	2004
	(Unaudited)
	(In thousands)
OPERATING ACTIVITIES:
Net income	$3,967	$1,096
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	7,606	7,529
Amortization of debt issuance cost	307	341
Accretion of original issue discount	183	2,764
Loss related to early extinguishment of debt .	--	1,923
Deferred income taxes	(798)	13
Loss (gain) on disposal of assets	(327)	907
Changes in assets and liabilities:
Receivables	93	515
Inventories	(372)	194
Prepaid expenses and other current assets	2,796	(987)
Accounts payable	(1,915)	(3,074)
Accrued and other liabilities	(6,214)	(3,208)
Income taxes payable	3,189	(16)

Net cash provided by operating activities	8,515	7,997

INVESTING ACTIVITIES:
Purchase of fixed assets	(3,709)	(3,962)
Acquisition of 20% minority interest in Tahoe Joe's Inc.	(370)	--
Proceeds from sale (purchase) of other assets	33	(343)

Net cash used in investing activities	(4,046)	(4,305)

FINANCING ACTIVITIES:
Repayment of debt	(1,375)	(1,100)
Repurchase of stock	(171)	--
Reduction of restricted cash available for early
extinguishment of debt	--	16,228
Use of restricted cash for early extinguishment of debt	--	(15,736)
Debt issuance costs	--	(56)

Net cash used in financing activities	(1,546)	(664)

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,923	3,028
CASH AND CASH EQUIVALENTS, beginning of period	15,855	26,072

CASH AND CASH EQUIVALENTS, end of period	$18,778	$29,100

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for--
Interest (net of capitalized interest of $39 and $68)	$12,938	$11,781

Income taxes	$(293)	$814

        The accompanying notes are an integral part of these condensed consolidated financial statements.

BUFFETS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Nature of Organization

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

        On February 20, 2004, Buffets, Inc. entered into an amended and restated senior credit facility (the Credit Facility) to refinance its existing debt and to make a distribution to Buffets Holdings. Buffets, Inc. used $230.0 million in proceeds from term loan borrowings under the amended Credit Facility to refinance $166.8 million in outstanding term loan indebtedness under the predecessor Credit Facility, establish a $34.7 million restricted cash collateral account to repurchase outstanding 11 1/4% senior subordinated notes, make a $19.7 million distribution to Buffets Holdings, pay $2.7 million in transaction fees related to the refinancing transaction, pay $1.1 million in accrued term loan interest and use $5.0 million for general corporate purposes. The Company recorded a $4.2 million write-off of debt issuance cost associated with the amendment of the Credit Facility and $0.6 million of transaction fees associated with an uncompleted bond offering as a loss related to refinancing. The amended Credit Facility allowed Buffets, Inc. to use up to $50.0 million in cash, comprised of the restricted cash collateral proceeds and unrestricted cash on hand, toward the repurchase of its outstanding 11 1/4% senior subordinated notes. Any unused portion of the restricted cash collateral account had to be applied within 180 days to repay indebtedness under the term loan portion of the amended Credit Facility. Buffets, Inc. completed its partial bond repurchase program in August 2004. The company cumulatively expended $49.5 million to redeem $43.9 million of 11 1/4% senior subordinated notes due in 2010 at an average price of 109.2%, of which $15.7 million was expended during the first quarter of fiscal 2005 to redeem $14.3 million of the notes at an average price of 106.7%. As of September 22, 2004, $179.1 million of the 11 1/4% senior subordinated notes, net of a $5.5 million discount, remained outstanding.

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

Description of Business

        The Company owns and operates a chain of restaurants under the names of Old Country Buffet, Country Buffet, HomeTown Buffet, Granny’s Buffet, Country Roadhouse Buffet & Grill, Tahoe Joe’s Famous Steakhouse and Soup ‘N Salad Unlimited in the United States. The Company, operating principally in the mid-scale family dining industry segment, owned and operated 356 restaurants (347 family buffet restaurants and nine Tahoe Joe’s Famous Steakhouse Restaurants) and franchised 20 restaurants operating as of September 22, 2004.

Interim Financial Information

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all necessary adjustments, which are of a normal recurring nature, to present fairly the Company’s financial position and the results of its operations and cash flows for the periods presented, in conformity with accounting principles generally accepted in the United States of America and with the regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the twelve weeks ended September 22, 2004 are not necessarily indicative of results that may be expected for the year ending June 29, 2005.

        The balance sheet as of June 30, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

        These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and the related notes contained in the Company’s Form 10-K filed with the Securities and Exchange Commission on September 28, 2004 and with Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 16 through 21 of this report.

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Fiscal Year

        The Company’s fiscal year is comprised of fifty-two or fifty-three weeks divided into four fiscal quarters of twelve, twelve, sixteen, and twelve or thirteen weeks.

Reclassifications

        Certain amounts shown in the prior-period condensed consolidated financial statements have been reclassified to conform with the current period condensed consolidated financial statement presentation. These reclassifications had no effect on net income or shareholder’s equity (deficit) as previously presented.

2. Stock-Based Compensation

        The Company accounts for activity under its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, the Company does not recognize compensation expense in connection with employee stock option grants because stock options are granted at exercise prices not less than the fair value of the common stock on the date of grant.

        The following table shows the effect on net income had the Company applied the fair value expense recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands):

	Twelve Weeks Ended
	September 24,	September 22,
	2003	2004
Net income as reported	$3,967	$1,096
Compensation expense recorded in the financial
statements, net of tax effect	--	--
Pro forma compensation expense under the
provisions of SFAS No. 123, net of tax effect	--	--

Pro forma	$3,967	$1,096

3. Other Assets

        Other assets consist principally of debt issuance costs, notes receivable and other intangibles net of accumulated amortization of $1.1 million as of June 30, 2004 and $1.4 million as of September 22, 2004. Debt issuance costs are the capitalized costs incurred in conjunction with amending the senior credit agreement, issuing senior subordinated notes and issuing senior discount notes. The debt issuance costs are being amortized over the terms of the financing arrangements using the effective interest method. Other intangibles include trademarks, franchise fees and liquor licenses. Trademarks and franchise fees are being amortized on a straight-line basis over 10 years. Liquor licenses are not amortized, as they have indefinite lives. Notes receivable principally arose from the sale of certain restaurant facilities. Long-term and short-term notes receivable collectively totaled $2.7 million as of June 30, 2004 and $2.5 million as of September 22, 2004. The notes receivable have due dates between 2006 and 2008.

        The gross carrying amount and accumulated amortization of each major class of other intangible assets were as follows (in thousands):

	Franchise fees		Trademarks		Liquor licenses		Total
	Gross		Gross		Gross		Gross
	carrying	Accumulated	carrying	Accumulated	carrying	Accumulated	carrying	Accumulated
	amount	amortization	amount	amortization	amount	amortization	amount	amortization
BALANCE, June 30, 2004	$69	$(56)	$34	$(29)	$345	$(25)	$448	$(110)
FY 2005 Activity:
Amortization	--	(2)	--	(2)	--	--	--	(4)

BALANCE, September 22, 2004	$69	$(58)	$34	$(31)	$345	$(25)	$448	$(114)

4. Long-Term Debt

        As of September 22, 2004, long-term debt outstanding was as follows (in thousands):

Buffets, Inc.
Credit Facility:
Revolving credit facility	$--
Term loan, interest at LIBOR plus 3.50%, due quarterly
through June 28, 2009 (interest rate at 4.7%)	227,750

Total Credit Facility	227,750
Senior subordinated notes, interest at 11.25%, due
July 15, 2010, net of discount of $5,553	179,112

Total long-term debt at Buffets, Inc.	406,862

Buffets Holdings, Inc.
Senior discount notes, interest at 13.875%, due
December 15, 2010, net of discount of $53,129	78,871

Grand total long-term debt	485,733
Less - Current maturities	2,289

$483,444

Credit Facility

        On February 20, 2004, Buffets, Inc. amended and restated its Credit Facility. The amended and restated Credit Facility provides for total borrowings of up to $310,000,000, including (i) a $230,000,000 term loan, (ii) a $30,000,000 revolving credit facility, (iii) a $20,000,000 letter of credit facility, and (iv) a $30,000,000 synthetic letter of credit facility. The terms of the Credit Facility permit Buffets, Inc. to borrow, subject to availability and certain conditions, incremental term loans or to issue additional notes in an aggregate amount up to $25,000,000. The borrowings under the term loan facility bear interest, at Buffets, Inc.‘s option, at either adjusted LIBOR plus 3.50% or at an alternate base rate plus 2.50%, subject to a leverage-based pricing grid. The term loan and the synthetic letter of credit facility mature on June 28, 2009, while the revolving facility and the letter of credit facilities mature on June 28, 2007. The borrowings due under the term loan are payable in equal quarterly installments in an annual amount equal to 1% of the term loan during each of the first four and a half years of the loan, with the remaining balance payable due in equal quarterly installments during the last year of the loan. The Credit Facility is fully and unconditionally guaranteed by Buffets Holdings, which has no independent assets or operations, and is secured by substantially all of the Company’s assets. Availability under the Credit Facility depends upon Buffets, Inc.‘s continued compliance with certain covenants and financial ratios including leverage, interest coverage and fixed charge coverage as specifically defined in the Credit Facility. Buffets, Inc. was in compliance with all financial ratio covenants of the Credit Facility as of September 22, 2004. The financial ratio covenant requirements increase over time, however, as set forth in the senior credit agreement.

        As of September 22, 2004, Buffets, Inc. had $35.1 million in outstanding letters of credit, which expire through August 23, 2005. As of September 22, 2004, the total borrowing availability under the revolving credit facility was $30.0 million and the total borrowing capacity under the letter of credit facilities was $14.9 million.

        Buffets, Inc. has the option of tying its borrowings to LIBOR or a base rate when calculating the interest rate for the term loan. The base rate is the greater of Credit Suisse First Boston’s prime rate, or the federal funds effective rate plus one-half of 1 percent.

11 1/4% Senior Subordinated Notes

        On June 28, 2002, Buffets, Inc. issued 11 1/4% senior subordinated notes in the principal amount of $230 million due July 15, 2010. Such notes were issued at a 96.181% discount, resulting in an effective yield of 12% to the initial principal amount. Interest is payable semi-annually on January 15 and July 15 of each year through July 15, 2010. Accretion of the original issue discount was approximately $0.2 million during 2004 and 2005 and is included in interest expense in the accompanying condensed consolidated statements of operations. Except in the event of an initial public offering, Buffets, Inc. is not entitled to redeem the notes at its option prior to July 15, 2006. The redemption price during the first twelve-month period following July 15, 2006 is 105.625%. The redemption price declines by 1.875% per year until July 15, 2009, at which point there is no redemption price premium. In the event of an initial public offering prior to July 15, 2006, Buffets, Inc. may redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 111.25%. Furthermore, in the event of a change in control, as defined in the indenture governing those notes, the holders of the notes may require the Company to repurchase the notes at a purchase price of 101% of the outstanding principal amount plus accrued and unpaid interest.

13 7/8% Senior Discount Notes

        On May 18, 2004, we issued $132 million aggregate principal amount at maturity of our 13 7/8% senior discount notes due December 15, 2010. The 13 7/8% senior discount notes were issued at a discount to their aggregate principal amount at maturity. Prior to July 31, 2008, interest will accrue on the 13 7/8% senior discount notes in the form of an increase in the accreted value of those notes. The accreted value of each note will increase until July 31, 2008 at a rate of 13.875% per annum. After this date, cash interest on the notes will accrue and be payable on January 31 and July 31 of each year at a rate of 13.875% per annum. Accretion of the discount was approximately $2.6 million during 2005 and is included in interest expense in the accompanying consolidated statements of operations. If we fail to meet certain leverage ratio tests on or about July 31, 2006 or July 31, 2008, additional interest will accrue on the notes from that date at a rate of 1% per annum, up to a maximum of 2% per annum.

5. Purchase of Minority Interest in Joint Venture

        During August 2003, the Company acquired the remaining 20% interest in Tahoe Joe’s Inc. from the minority holder for $370,000. The Company concurrently eliminated its remaining excess minority interest liability recorded in the condensed consolidated balance sheets in other long-term liabilities resulting in approximately $345,000 of income that was recorded in other income in the condensed consolidated income statements during the first quarter of fiscal 2004. As a consequence of the transaction, Tahoe Joe’s, Inc. became a co-guarantor with the other wholly owned subsidiaries of Buffets, Inc. with respect to both the Credit Facility and the 11 1/4% senior subordinated notes.

6. Contemplated Initial Public Offering

        On August 27, 2004, the Company filed a prospectus with the Securities and Exchange Commission outlining a planned initial public offering of an as yet undetermined amount of Income Deposit Securities (“IDSs”), common stock and senior subordinated notes. In conjunction with this planned offering, Buffets, Inc. plans to issue an as yet undetermined amount of senior notes as well as borrow an as yet undetermined amount under its credit facility which will be amended in connection with the offering.

        The Company intends to use the net proceeds from this planned offering, net proceeds from the planned offering of senior notes by Buffets, Inc., borrowings under Buffets, Inc.‘s amended credit facility and cash on hand among other things to repay all outstanding borrowings under the existing credit facility, repurchase Buffets, Inc.’s 11 1/4% senior subordinated notes and repurchase or redeem Buffets Holdings’ 13 7/8% senior discount notes.

7. Condensed Consolidating Financial Statements

        The following condensed consolidating financial statements are presented pursuant to Rule 3-10 of Regulation S-X. Buffets, Inc. is a subsidiary issuer of 11 1/4% senior subordinated notes that are fully and unconditionally guaranteed by its parent, Buffets Holdings, as well as each of its subsidiaries including HomeTown Buffets, Inc., OCB Restaurant Co., OCB Purchasing Co., Restaurant Innovations, Inc., Distinctive Dining, Inc., Tahoe Joe’s, Inc., Buffets Leasing Company, LLC, HomeTown Leasing Company, LLC, OCB Leasing Company, LLC, and Tahoe Joe’s Leasing Company, LLC. All guarantees are joint and several and the subsidiary issuer and the subsidiary guarantors are 100% owned by the parent company.

        Operations are conducted through the Company’s subsidiaries and its ability to make payments on the senior discount notes is dependent on the earnings and the distribution of funds from its subsidiaries through loans, dividends or otherwise. However, none of its subsidiaries are obligated to make funds available to it for payment on the senior subordinated notes. The terms of Buffets, Inc.’s credit facility place restrictions on its ability to pay dividends and otherwise transfer assets to the Company. Further, the terms of the indenture governing Buffets, Inc.’s senior subordinated notes place restrictions on the ability of Buffets, Inc. and the Company’s other subsidiaries to pay dividends and otherwise transfer assets to the Company.

Condensed Consolidating Balance Sheet
As of June 30, 2004

		Subsidiary	Subsidiary
	Parent	Issuer	Guarantors	Eliminations	Consolidated
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$96	$19,771	$6,205	$--	$26,072
Restricted cash and cash equivalents	--	16,228	--	--	16,228
Receivables	--	41,056	318,430	(352,523)	6,963
Inventories	--	789	17,884	--	18,673
Income taxes receivable	1,619	--	--	(1,619)	--
Prepaid expenses and other current
assets	--	4,711	533	--	5,244
Deferred income taxes	--	14,429	1,486	--	15,915

Total current assets	1,715	96,984	344,538	(354,142)	89,095
PROPERTY AND EQUIPMENT, net	--	8,206	141,412	--	149,618
GOODWILL, net	--	18,730	293,433	--	312,163
DEFERRED INCOME TAXES	--	1,033	--	--	1,033
OTHER ASSETS, net	2,847	410,013	5,264	(402,502)	15,622

Total assets	$4,562	$534,966	$784,647	$(756,644)	$567,531

LIABILITIES AND SHAREHOLDERS'
EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	180	395,799	2,519	(355,218)	43,280
Accrued liabilities	--	44,126	24,537	--	68,663
Income taxes payable	--	4,531	1,619	(1,619)	4,531
Current maturities of long-term debt .	--	138	2,162	--	2,300

Total current liabilities	180	444,594	30,837	(356,837)	118,774

LONG-TERM DEBT, net of current
maturities	76,300	25,184	659,555	(265,000)	496,039
DEFERRED LEASE OBLIGATIONS	--	1,143	20,478	--	21,621
OTHER LONG-TERM LIABILITIES	--	3,476	3,537	--	7,013

Total liabilities	76,480	474,397	714,407	(621,837)	643,447

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY (DEFICIT)
Common stock	32	--	--	--	32
Additional paid in capital	--	82,311	199,494	(281,805)	--
Retained earnings (accumulated
deficit)	(71,950)	(21,742)	(129,254)	146,998	(75,948)

Total shareholders' equity
(deficit)	(71,918)	60,569	70,240	(134,807)	(75,916)

Total liabilities and
shareholders' equity (deficit)	$4,562	$534,966	$784,647	$(756,644)	$567,531

Condensed Consolidating Balance Sheet
As of September 22, 2004

		Subsidiary	Subsidiary
	Parent	Issuer	Guarantors	Eliminations	Consolidated
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$46	$25,441	$3,613	$--	$29,100
Receivables	--	426	299,541	(293,519)	6,448
Inventories	--	790	17,500	--	18,290
Prepaid expenses and other current
assets	--	4,916	1,315	--	6,231
Deferred income taxes	56	13,721	1,486	--	15,263

Total current assets	102	45,294	323,455	(293,519)	75,332
PROPERTY AND EQUIPMENT, net	--	7,739	137,937	--	145,676
GOODWILL, net	--	18,730	293,433	--	312,163
DEFERRED INCOME TAXES	968	704	--	--	1,672
OTHER ASSETS, net	2,826	409,296	5,260	(402,502)	14,880

Total assets	$3,896	$481,763	$760,085	$(696,021)	$549,723

LIABILITIES AND SHAREHOLDERS'
EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	113	333,672	2,679	(296,258)	40,206
Accrued liabilities	--	39,289	25,702	--	64,991
Income taxes payable	(1,474)	5,989	--	--	4,515
Current maturities of long-term debt	--	137	2,152	--	2,289

Total current liabilities	(1,361)	379,087	30,533	(296,258)	112,001

LONG-TERM DEBT, net of current
maturities	78,871	24,274	645,299	(265,000)	483,444
DEFERRED LEASE OBLIGATIONS	--	1,270	20,769	--	22,039
OTHER LONG-TERM LIABILITIES	--	3,411	3,648	--	7,059

Total liabilities	77,510	408,042	700,249	(561,258)	624,543

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY (DEFICIT)
Common stock	32	--	--	--	32
Additional paid in capital	--	82,311	199,494	(281,805)	--
Retained earnings (accumulated
deficit)	(73,646)	(8,590)	(139,658)	147,042	(74,852)

Total shareholders' equity
(deficit)	(73,614)	73,721	59,836	(134,763)	(74,820)

Total liabilities and
shareholders' equity (deficit)	$3,896	$481,763	$760,085	$(696,021)	$549,723

Condensed Consolidating Statement of Operations
For the Twelve Weeks Ended September 24, 2003

		Subsidiary	Subsidiary
	Parent	Issuer	Guarantors	Eliminations	Consolidated
	(In thousands)

RESTAURANT SALES	$--	$9,408	$210,200	$--	$219,608
RESTAURANT COSTS:
Food	--	3,397	67,863	--	71,260
Labor	--	3,007	65,395	--	68,402
Direct and occupancy	--	1,196	49,834	--	51,030

Total restaurant costs	--	7,600	183,092	--	190,692
ADVERTISING EXPENSES	--	241	5,381	--	5,622
GENERAL AND ADMINISTRATIVE
EXPENSES	--	389	8,686	--	9,075

OPERATING INCOME (LOSS)	--	1,178	13,041	--	14,219
INTEREST EXPENSE	308	512	8,022	--	8,842
INTEREST INCOME	--	(92)	--	--	(92)
OTHER INCOME	--	(598)	--	--	(598)

INCOME (LOSS) BEFORE INCOME
TAXES	(308)	1,356	5,019	--	6,067
INCOME TAX EXPENSE (BENEFIT)	(119)	472	1,747	--	2,100

Net income (loss)	$(189)	$884	$3,272	$--	$3,967

Condensed Consolidating Statement of Operations
For the Twelve Weeks Ended September 22, 2004

		Subsidiary	Subsidiary
	Parent	Issuer	Guarantors	Eliminations	Consolidated
	(In thousands)

RESTAURANT SALES	$--	$9,491	$207,717	$--	$217,208
RESTAURANT COSTS:
Food	--	3,375	67,668	--	71,043
Labor	--	2,851	61,455	--	64,306
Direct and occupancy	--	1,254	50,521	--	51,775

Total restaurant costs	--	7,480	179,644	--	187,124
ADVERTISING EXPENSES	--	253	5,544	--	5,797
GENERAL AND ADMINISTRATIVE
EXPENSES	3	432	9,461	--	9,896

OPERATING INCOME (LOSS)	3	1,326	13,068	--	14,391
INTEREST EXPENSE	2,646	491	7,700	--	10,837
INTEREST INCOME	--	(65)	--	--	(65)
LOSS RELATED TO EARLY
EXTINGUISHMENT OF DEBT	--	1,923	--	--	1,923
OTHER INCOME	--	(213)	--	--	(213)

INCOME (LOSS) BEFORE INCOME
TAXES	(2,649)	(810)	5,368	--	1,909
INCOME TAX EXPENSE (BENEFIT)	(879)	(301)	1,993	--	813

Net income (loss)	$(1,770)	$(509)	$3,375	$--	$1,096

Condensed Consolidating Statement of Cash Flows
For the Twelve Weeks Ended September 24, 2003

		Subsidiary	Subsidiary
	Parent	Issuer	Guarantors	Eliminations	Consolidated
	(In thousands)

OPERATING ACTIVITIES:
Net income (loss)	$(189)	$884	$3,272	$--	$3,967
Adjustments to reconcile net income
(loss) to net cash provided by (used in)
operating activities:
Depreciation and amortization	--	854	6,752	--	7,606
Amortization of debt issuance costs	--	18	289	--	307
Accretion of original issue discount	--	11	172	--	183
Deferred income taxes	--	(48)	(750)	--	(798)
Gain on disposal of assets	--	--	(327)	--	(327)
Changes in assets and liabilities:
Receivables	--	10,874	(9,449)	(1,332)	93
Inventories	--	27	(399)	--	(372)
Prepaid expenses and other assets	--	(970)	3,766	--	2,796
Accounts payable	--	(1,767)	(148)	--	(1,915)
Accrued and other liabilities	307	(4,296)	(2,225)	--	(6,214)
Income taxes payable/refundable	(119)	5,761	(2,453)	--	3,189

Net cash provided by (used in)
operating activities	(1)	11,348	(1,500)	(1,332)	8,515

INVESTING ACTIVITIES:
Purchase of fixed assets	--	(157)	(3,552)	--	(3,709)
Corporate cash advances (payments)	--	(4,541)	3,209	1,332	--
Acquisition of 20% minority interest in
Tahoe Joe's Inc.	--	--	(370)	--	(370)
Proceeds from sale of other assets	--	--	33	--	33

Net cash provided by (used in)
investing activities	--	(4,698)	(680)	1,332	(4,046)

FINANCING ACTIVITIES:
Repayment of debt	--	(82)	(1,293)	--	(1,375)
Repurchase of common stock	(171)	--	--	--	(171)
Dividends	91	(91)	--	--	--

Net cash used in investing activities	(80)	(173)	(1,293)	--	(1,546)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(81)	6,477	(3,473)	--	2,923
CASH AND CASH EQUIVALENTS, beginning of
period	108	8,511	7,236	--	15,855

CASH AND CASH EQUIVALENTS, end of period	$27	$14,988	$3,763	$--	$18,778

Condensed Consolidating Statement of Cash Flows
For the Twelve Weeks Ended September 22, 2004

		Subsidiary	Subsidiary
	Parent	Issuer	Guarantors	Eliminations	Consolidated
	(In thousands)

OPERATING ACTIVITIES:
Net income (loss)	$(1,770)	$(509)	$3,375	$--	$1,096
Adjustments to reconcile net income (loss)
to net cash provided by (used in)
operating activities:
Depreciation and amortization	--	829	6,700	--	7,529
Amortization of debt issuance costs	--	20	321	--	341
Loss related to early extinguishment of
debt:
Write-off of debt issuance costs	--	457	--	--	457
Premium expensed	--	986	--	--	986
Original issue discount expensed	--	480	--	--	480
Accretion of original issue discount	2,571	12	181	--	2,764
Deferred income taxes	(1,024)	62	975	--	13
Loss on disposal of assets	--	--	907	--	907
Changes in assets and liabilities:
Receivables	--	16,173	(15,506)	(152)	515
Inventories	--	(1)	195	--	194
Prepaid expenses and other assets	--	(205)	(782)	--	(987)
Accounts payable	(67)	(3,167)	160	--	(3,074)
Accrued and other liabilities	--	(4,373)	1,165	--	(3,208)
Income taxes payable/refundable	145	1,458	(1,619)	--	(16)

Net cash provided by (used in)
operating activities	(145)	12,222	(3,928)	(152)	7,997

INVESTING ACTIVITIES:
Purchase of fixed assets	--	(123)	(3,839)	--	(3,962)
Corporate cash advances (payments)	--	(21,573)	21,421	152	--
Proceeds from sale of other assets	77	--	(420)	--	(343)

Net cash provided by (used in)
investing activities	77	(21,696)	17,162	152	(4,305)

FINANCING ACTIVITIES:
Repayment of debt	--	(66)	(1,034)	--	(1,100)
Reduction of restricted cash available
for early extinguishment of debt	--	16,228	--	--	16,228
Use of restricted cash for early
extinguishment of debt	--	(944)	(14,792)	--	(15,736)
Dividends	74	(74)	--	--	--
Debt issuance costs	(56)	--	--	--	(56)

Net cash provided by (used in)
investing activities	18	15,144	(15,826)	--	(664)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(50)	5,670	(2,592)	--	3,028
CASH AND CASH EQUIVALENTS, beginning of
period	96	19,771	6,205	--	26,072

CASH AND CASH EQUIVALENTS, end of period	$46	$25,441	$3,613	$--	$29,100

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report. Unless the context indicates or requires otherwise, (i) the term “Buffets Holdings” refers to Buffets Holdings, Inc.; (ii) the term “Buffets” refers to Buffets, Inc., our principal operating subsidiary; (iii) the terms “we,” “our,” “ours,” and the “Company” refer to Buffets Holdings, Inc. and its subsidiaries. Some of the statements in the following discussion are forward-looking statements. See “Forward-Looking Statements and Risk Factors.”

Overview

        We are the largest operator of company-owned stores in the buffet/grill sector (through Buffets and its subsidiaries), as measured in both sales and number of restaurants. Our restaurants are principally operated under the names Old Country Buffet and HomeTown Buffet. As of September 22, 2004, we had 356 company-owned restaurants and 20 franchised locations in 37 states.

        Buffets was founded in 1983 to develop buffet-style restaurants under the name Old Country Buffet. In October 1985, Buffets completed its initial public offering and was listed on The NASDAQ National Market. In September 1996, Buffets merged with HomeTown Buffet, Inc., which was developed by one of Buffets’ co-founders and had 80 company-owned HomeTown Buffet restaurants in 11 states and 19 franchised restaurants in eight states. In October 2000, Buffets was acquired by Buffets Holdings, a company organized by Caxton-Iseman Capital, Inc., in a buyout from public shareholders.

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

        The following is a description of the line items from our consolidated statements of operations:

•	We recognize as restaurant sales the proceeds from the sale of food and beverages at our company owned restaurants at the time of such sale. We recognize the proceeds from the sale of gift certificates/cards when the gift certificates/cards are redeemed at our restaurants. Until redemption, the unearned revenue from the sale of gift certificates/cards is included in accrued liabilities on our consolidated balance sheets. Our franchise income includes royalty fees and initial franchise fees received from our franchisees. We recognize royalty fees as other income based on the sales reported at the franchise restaurants.

•	Restaurant costs reflect only direct restaurant operating costs, including food, labor and direct and occupancy costs. Labor costs include compensation and benefits for both hourly and restaurant management employees. Direct and occupancy costs consist primarily of costs of supplies, maintenance, utilities, rent, real estate taxes, insurance, depreciation and amortization.

•	Advertising expenses reflect all advertising and promotional costs.

•	General and administrative expenses reflect all costs, other than advertising expenses, not directly related to the operation of restaurants. These expenses consist primarily of corporate administrative compensation and overhead, district and regional management compensation and related management expenses and the costs of recruiting, training and supervising restaurant management personnel.

•	Interest expense reflects interest costs associated with our debt, amortization of debt issuance cost and accretion of original issuance discount on our subordinated notes and bonds.

•	Interest income reflects interest earned on our short-term investments.

•	Loss related to the early extinguishment of debt reflects the costs associated with redeeming a portion of Buffets’ 11 1/4% senior subordinated notes prior to their maturity.

•	Other income primarily reflects franchise fees earned, less minority interest associated with our Tahoe Joe’s subsidiary. During August 2003, we exercised our call option to acquire the remaining 20% interest in Tahoe Joe’s, Inc. from the minority holder.

•	Income tax expense reflects the current and deferred tax provision (benefit) determined in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.”

Critical Accounting Policies

        Our condensed consolidated financial statements have been prepared in accordance with accounting policies generally accepted in the United States of America. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and assumptions, including those related to recoverability of long-lived assets, revenue recognition and goodwill. We base our estimates and assumptions on historical experience and on various other factors that are believed to be reasonable at the time the estimates and assumptions are made. Actual results may differ from these estimates and assumptions under different circumstances or conditions.

        We believe the following critical accounting policies affect management’s significant estimates and assumptions used in the preparation of our condensed consolidated financial statements.

Recoverability of Long-Lived Assets

        We periodically evaluate long-lived assets and goodwill related to those assets for impairment whenever events or changes in circumstances indicate the carrying value amount of an asset or group of assets may not be recoverable. We consider a history of operating losses and the other factors described to be its primary indicator of potential impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows, namely individual restaurants. A restaurant is deemed to be impaired if a forecast of undiscounted future operating cash flows directly related to the restaurant, including disposal value, if any, are less than its carrying amount. If a restaurant is determined to be impaired, the loss is measured as the amount by which the carrying amount of the restaurant exceeds its fair value. Fair value is based on quoted market prices in active markets, if available. If quoted market prices are not available, an estimate of fair value is based on the best information available, including prices for similar assets or the results of valuation techniques such as discounted estimated future cash flows as if the decision to continue to use the impaired restaurant was a new investment decision. We generally measure fair value by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. There were no impairment charges during the first quarter of fiscal 2005 or fiscal 2004.

Results of Operations

        The following discussion reflects our historical results for the 12-week periods ended September 22, 2004 and September 24, 2003.

        Our future results may not be consistent with our historical results. The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report.

For the 12 Weeks Ended September 22, 2004 Compared to the 12 Weeks Ended September 24, 2003

        The following table sets forth our results of operations based on the percentage relationship of the items listed to our restaurant sales during the periods shown:

	12 Weeks		12 Weeks
	Ended		Ended
	September 24, 2003		September 22, 2004
	(dollars in thousands)

Restaurant sales	$219,608	100.0%	$217,208	100.0%
Restaurant costs	190,692	86.8	187,124	86.1
Advertising expenses	5,622	2.6	5,797	2.7
General and administrative expenses	9,075	4.1	9,896	4.6

Operating income	14,219	6.5	14,391	6.6
Interest expense	8,842	4.0	10,837	5.0
Interest income	(92)	--	(65)	--
Loss related to early extinguishment	--	--	1,923	0.9
of debt
Other income	(598)	(0.3)	(213)	(0.1)

Income before income taxes	6,067	2.8	1,909	0.9
Income tax expense	2,100	1.0	813	0.4

Net income	$3,967	1.8	$1,096	0.5

     Certain percentage amounts do not sum to total due to rounding.

        Restaurant Sales. Restaurant sales for the 12 weeks ended September 22, 2004 decreased $2.4 million, or 1.1%, compared with the 12 weeks ended September 24, 2003. The decline in sales for the quarter ended September 22, 2004 versus the prior year period was primarily attributable to the closure of 15 buffet restaurants, partially offset by the opening of 4 units over the past year. Average weekly sales for the first quarter of fiscal 2005 of $50,619 were 1.2% higher than the comparable prior year period’s average weekly sales of $50,002. Same-store sales for the first quarter of fiscal 2005 improved by 0.2% compared to the comparable prior year period, reflecting a 2.4% decline in guest traffic partially offset by a 2.6% increase in average check. We currently expect same-store sales for the second quarter of the fiscal 2005 (the 12-week period ending December 15, 2004) to decline by approximately 1% to 3% versus the comparable period in fiscal 2004.

        Restaurant Costs. Restaurant costs for the first quarter of fiscal 2005 decreased by 0.7% as a percentage of sales compared with the comparable prior year period. Food costs increased 0.3% as a percentage of sales primarily due to commodity pricing pressures principally in our chicken and dairy product segments, partially offset by a more stabilized and standardized menu relative to the comparable prior year period that had included multiple protein-related tests. Labor costs were 1.5% lower as a percentage of sales than those experienced in the comparable quarter in the prior year, primarily due to improved productivity of our non-exempt employees, a rationalization of our restaurant management complement and a reduction in our workers’ compensation costs. Direct and occupancy costs increased by 0.6% measured as a percentage of sales versus the comparable quarter in the prior year. The increase was largely attributable to a charge related to the cancellation of two new store openings scheduled for this fiscal year, as well as a closed restaurant reserve charge related to the default of one of our sub-lessees and for the addition of five more restaurants. We currently expect that restaurant costs will increase by approximately 0.3% to 0.8% as a percentage of sales during the second quarter of fiscal 2005 as compared with the prior year period.

        Advertising Expenses. Advertising costs increased 0.1% as a percentage of sales during the first quarter of fiscal 2005 versus the comparable quarter in the prior year. Approximately 62% of our buffet restaurants received television-advertising support during the first quarter of 2005, consistent with the first quarter last year. We expect a similar level of advertising costs as a percentage of sales during the second quarter of this year as we incurred during the comparable period last year.

        General and Administrative Expenses. General and administrative expenses increased 0.5% as a percentage of sales during the first quarter of fiscal 2005 as compared to the 12 weeks ended September 24, 2003. This increase was largely due to an increase in professional fees. We expect that general and administrative expenses for the second quarter of fiscal 2005 will be stable as a percentage of sales compared to the prior year period.

        Interest Expense. Interest expense increased 1.0% as a percentage of sales during the first quarter of fiscal 2005 versus the comparable prior year period primarily due to the issuance of the 13 7/8% senior discount notes issued in May 2004.

        Loss Related to the Early Extinguishment of Debt. We spent approximately $15.7 million during the first quarter of 2005 to redeem approximately $14.3 million of Buffets’ 11 1/4% senior subordinated notes at an average price of 106.7%. We recognized the difference between the premium purchase price and the discounted carrying value of Buffets’ 11 1/4% senior subordinated notes, as well as an associated write-off of debt issuance cost, as a loss related to the early extinguishment of debt.

        Other Income. Other income decreased 0.2% as a percentage of sales during the first quarter of 2005 compared with the comparable prior year period. The prior year total was primarily comprised of an adjustment to our excess minority interest liability of approximately $345,000, concurrent with our acquisition of the remaining 20% interest in Tahoe Joe’s Inc. from the minority holder.

        Income Taxes. Income taxes decreased 0.6% as a percentage of sales for the 12 weeks ended September 22, 2004 compared to the 12 weeks ended September 24, 2003 principally due to a decrease in income before income taxes. The increase in the effective tax rate was largely attributable to the non-deductibility of a portion of our 13 7/8% senior discount notes issued in May 2004 in accordance with the Internal Revenue Service’s characterization of high yield obligations.

Liquidity and Capital Resources

        We are a holding company with no operations or assets of our own other than the capital stock of our subsidiaries. Operations are conducted through our subsidiaries and our ability to make payments on the senior discount notes is dependent on the earnings and the distribution of funds from our subsidiaries through loans, dividends or otherwise. However, none of our subsidiaries is obligated to make funds available to us for payment on the senior subordinated notes. The terms of our credit facility place restrictions on Buffets’ ability to pay dividends and otherwise transfer assets to us. Further, the terms of the indenture governing Buffets’ senior subordinated notes place restrictions on the ability of Buffets and our other subsidiaries to pay dividends and otherwise transfer assets to us.

        Cash flows generated from Buffets’ operating activities provide us with a significant source of liquidity. Because most of our sales are for cash or credit with settlement within a few days and most vendors are paid on terms ranging from 14 to 35 days, we operate on a significant working capital deficit. In addition to cash flows from operations, revolving credit loans and swingline loans are available to us under our credit facility. Letters of credit issued under the letter of credit facility are also available to us to support payment obligations incurred for our general corporate purposes.

        Historically, our capital requirements have been for the development and construction of new restaurants, restaurant refurbishment and the installation of new information systems. We expect these requirements to continue in the foreseeable future.

        Operating Activities. Net cash provided by operating activities was $8.0 million for the 12 weeks ended September 22, 2004 and $8.5 million for the 12 weeks ended September 24, 2003. Net cash provided by operating activities exceeded the net income for the first quarter of fiscal 2005 principally due to the effect of depreciation and amortization, accretion of original issue discount and the loss related to the early extinguishment of debt, partially offset by a decrease in accounts payable and accrued and other liabilities. Net cash provided by operating activities exceeded net income for the first quarter of fiscal 2004 primarily due to the effect of depreciation and amortization, an increase in prepaid expenses and an increase in income taxes payable, partially offset by a decrease in accounts payable and accrued and other liabilities.

        Investing Activities. Net cash used in investment activities was $4.3 million for the 12 weeks ended September 22, 2004 and $4.0 million for the 12 weeks ended September 24, 2003. During fiscal 2005, we opened two new restaurants that accounted for approximately $2.3 million of our capital expenditures. The bulk of the remainder of our capital expenditures during fiscal 2005 were comprised of remodeling and improvement costs on our existing restaurants. Investment activities were largely comprised of capital expenditures for both periods. During fiscal 2004, our capital expenditures were primarily comprised of $2.6 million in re-image expenditures, with the majority of the remaining expenditures representing remodeling and improvement outlays on our existing restaurants.

        Financing Activities. Net cash used in financing activities totaled $0.7 million for the first quarter of fiscal 2005 and $1.5 million for the first quarter of fiscal 2004. Financing activities consisted primarily of accelerated repayments of debt in both fiscal 2005 and 2004. Buffets, Inc. completed its partial bond repurchase program in August 2004. The company cumulatively expended $49.5 million to redeem $43.9 million of 11 1/4% senior subordinated notes due in 2010 at an average price of 109.2%, of which $15.7 million was expended during the first quarter of fiscal 2005 to redeem $14.3 million of the notes at an average price of 106.7%. As of September 22, 2004, $179.1 million of the 11 1/4% senior subordinated notes, net of a $5.5 million discount, remained outstanding.

        Future Capital Expenditures. During the remainder of fiscal 2005, we plan to:

•	Open four to five more restaurants for a grand total of six to seven new restaurant openings for the year. The average initial capital outlay per restaurant is expected to be $2 million. We hope to arrange forward funding arrangements, or build-to-suit arrangements, to the extent possible on our prospective new restaurant openings to reduce these capital requirements by approximately $1 million per store on average. In those instances where we are unable to arrange a forward-funding arrangement, we hope to enter into sale and leaseback transactions to recover a portion of our initial capital outlay.

•	Spend approximately $11 million on remodeling and improvement costs that will be capitalized. Remodels incorporate design elements to update the decor of our existing facilities including a lighter, more contemporary interior design and expanded dessert displays. Other improvement costs include a variety of outlays such as new carpet, equipment and minor leasehold improvements.

•	Spend approximately $2 million on miscellaneous corporate and system investments.

        Contemplated Initial Public Offering. On August 27, 2004, we filed a prospectus with the Securities and Exchange Commission outlining a contemplated initial public offering of an as yet undetermined amount of Income Deposit Securities (“IDSs”), representing shares of our Class A common stock and senior subordinated notes.

        We intend to use the net proceeds from this contemplated offering, together with cash on hand and the proceeds from any concurrent debt issuances, to repay, repurchase or refinance all of our outstanding indebtedness and to repurchase common stock, warrants and options from the existing holders.

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

Credit Facilities and Other Long Term Debt

        On February 20, 2004, Buffets, Inc. amended and restated its Credit Facility. The amended and restated Credit Facility provides for total borrowings of up to $310,000,000, including (i) a $230,000,000 term loan, (ii) a $30,000,000 revolving credit facility, (iii) a $20,000,000 letter of credit facility, and (iv) a $30,000,000 synthetic letter of credit facility. The terms of the Credit Facility permit Buffets, Inc. to borrow, subject to availability and certain conditions, incremental term loans or to issue additional notes in an aggregate amount up to $25,000,000. The borrowings under the term loan facility bear interest, at Buffets, Inc.’s option, at either adjusted LIBOR plus 3.50% or at an alternate base rate plus 2.50%, subject to a leverage-based pricing grid. The term loan and the synthetic letter of credit facility mature on June 28, 2009, while the revolving facility and the letter of credit facilities mature on June 28, 2007. Buffets, Inc. has the option of tying its borrowings to LIBOR or a base rate when calculating the interest rate for the term loan. The base rate is the greater of Credit Suisse First Boston’s prime rate, or the federal funds effective rate plus one-half of 1 percent. The borrowings due under the term loan are payable in equal quarterly installments in an annual amount equal to 1% of the term loan during each of the first four and a half years of the loan, with the remaining balance payable due in equal quarterly installments during the last year of the loan. The Credit Facility is fully and unconditionally guaranteed by Buffets Holdings, which has no independent assets or operations, and is secured by substantially all of the Company’s assets. Availability under the Credit Facility depends upon Buffets, Inc.’s continued compliance with certain covenants and financial ratios including leverage, interest coverage and fixed charge coverage as specifically defined in the Credit Facility. Buffets, Inc. was in compliance with all financial ratio covenants of the Credit Facility as of September 22, 2004. The financial ratio covenant requirements increase over time, however, as set forth in the senior credit agreement.

        As of September 22, 2004, we had $35.1 million in outstanding letters of credit, which expire through August 23, 2005. As of September 22, 2004, the total borrowing availability under the revolving credit facility was $30.0 million and the total borrowing capacity under the letter of credit facilities was $14.9 million.

        On June 28, 2002, Buffets’ issued $230.0 million aggregate principal amount of its 11 1/4% senior subordinated notes due July 15, 2010 at an offering price of 96.181% of principal amount at maturity. Interest is payable semi-annually on January 15 and July 15 of each year. Except in the event of an initial public offering, we are not entitled to redeem Buffets’ 11 1/4% senior subordinated notes prior to July 15, 2006, after which we can choose to redeem some or all of Buffets’ 11 1/4% senior subordinated notes at specified redemption prices.

        On May 18, 2004, we issued $132 million aggregate principal amount at maturity of our 13 7/8% senior discount notes due December 15, 2010. Our 13 7/8% senior discount notes were issued at a discount to their aggregate principal amount at maturity. Prior to July 31, 2008, interest will accrue on our 13 7/8% senior discount notes in the form of an increase in the accreted value of those notes. The accreted value of each 13 7/8% senior discount notes will increase until July 31, 2008 at a rate of 13.875% per annum. After this date, cash interest on the 13 7/8% senior discount notes will accrue and be payable on January 31 and July 31 of each year at a rate of 13.875% per annum. If we fail to meet certain leverage ratio tests on or about July 31, 2006 or July 31, 2008, additional interest will accrue on our 13 7/8% senior discount notes from that date at a rate of 1% per annum, up to a maximum of 2% per annum.

        We are not aware of any other event or trend that would potentially affect our capital requirements or liquidity. For the next twelve months, we believe that cash flow from operations, landlord contributions, credits received from trade suppliers and available borrowing capacity will be adequate to finance our development plans, on-going operations and debt service obligations.

Seasonality and Quarterly Fluctuations

        Our sales are seasonal, with a lower percentage of annual sales occurring in most of our current market areas during the winter months. Our restaurant sales may also be affected by unusual weather patterns, major world events or matters of public interest that compete for customers’ attention. Generally, restaurant sales per unit are lower in the winter months, our third fiscal quarter ending in April of each year. The impact of these reduced average weekly sales will be mitigated in our future quarterly data presentations through the inclusion of 16 weeks in the quarter ending in late April of each year, compared to only 12 or 13 weeks in each of the other fiscal quarters.

Forward-Looking Statements and Risk Factors

        The statements contained in this report which are not historical facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in, or implied by, forward-looking statements. We have tried, whenever possible, to identify these forward-looking statements using words such as “projects,” “anticipates,” “ believes,” “estimates,” “expects,” “plans,” “intends,” and similar expressions. Similarly, statements herein that describe our business strategy, outlook, objectives, plans, intentions or goals are also forward-looking statements. The risks and uncertainties involving forward-looking statements include, but are not limited to, general business and economic conditions, negative publicity, the impact of competition, the seasonality of our business, adverse weather conditions, future commodity prices, fuel and utility costs, labor costs, employment and environmental laws, governmental regulations, and inflation. For a detailed discussion of risks and uncertainties that may cause our future performance to differ from that projected in the forward-looking statements, please refer to the “Risk Factors/Forward-Looking Statements” section contained in our Form 10-K filed with the Securities and Exchange Commission on September 28, 2004. All forward-looking statements speak only as of the date of this report. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are qualified by the cautionary statements in this section. We undertake no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Interest Rate Risks. We have interest rate exposure relating to the variable portion of our long-term obligations. Our 11 1/4% senior subordinated notes and our 13 7/8% senior discount notes are fixed rate instruments while the interest rates on the term loans under our credit facility are variable. A 1% change in interest rates on our variable rate debt would have resulted in our interest expense fluctuating by approximately $0.5 million for the 12 weeks ended September 22, 2004.

        Food Commodity Risks. Many of the food products purchased by us are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are outside our control. To control this risk in part, we have fixed price purchase commitments with terms of one year or less for some key food and supplies from vendors who supply our national food distributor. In addition, we believe that substantially all of our food and supplies are available from several sources, which helps to control food commodity risks. We believe we have the ability to increase menu prices, or vary the menu items offered, if needed, in response to food product price increases within the range that has been experienced historically. To compensate for a hypothetical price increase of 10% for food and beverages, we would need to increase menu prices by an average of approximately 3%. Our average price increases were approximately 2% for the 12 weeks ended September 22, 2004. Accordingly, we believe that a hypothetical 10% increase in food product costs would not have a material effect on our operating results.

ITEM 4. CONTROLS AND PROCEDURES

        Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and regulations, and that the information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures based closely on the definition of “disclosure controls and procedures” in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.

        As of September 22, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, we concluded that our disclosure controls and procedures were effective.

        Changes in Internal Control. During the 12 weeks ended September 22, 2004, there were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities and Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer.
31.2.	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer.
32.2.	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer.
32.2.	Sarbanes-Oxley Act Section 906 Certification of Chief Financial Officer.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUFFETS HOLDINGS, INC.

Date: November 4, 2004	By:	/s/ Kerry A. Kramp

Kerry A. Kramp
Chief Executive Officer (Duly Authorized Officer)

	By:	/s/ R. Michael Andrews, Jr.

R. Michael Andrews, Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)