Form 10-Q
period 2004-12-15
BUFFETS HOLDINGS, INC.
filed 2005-01-13
CIK 1292731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 15, 2004

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
YES [   ] NO [X]

The number of shares of Buffets Holdings, Inc.‘s common stock outstanding as of January 12, 2005 was 3,175,135.

BUFFETS HOLDINGS, INC.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BUFFETS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 15,
	2004	2004
	(Unaudited)
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,072	$31,923
Restricted cash and cash equivalents	16,228	—
Receivables	6,963	6,033
Inventories	18,673	18,280
Prepaid expenses and other current assets	5,244	5,251
Deferred income taxes	15,915	15,263

Total current assets	89,095	76,750
PROPERTY AND EQUIPMENT, net	149,618	143,226
GOODWILL	312,163	312,163
DEFERRED INCOME TAXES	1,033	1,672
OTHER ASSETS, net	15,622	13,893

Total assets	$567,531	$547,704

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$43,280	$38,050
Accrued liabilities	68,663	72,449
Income taxes payable	4,531	3,351
Current maturities of long-term debt	2,300	2,218

Total current liabilities	118,774	116,068
LONG-TERM DEBT, net of current maturities	496,039	478,685
DEFERRED LEASE OBLIGATIONS	21,621	22,469
OTHER LONG-TERM LIABILITIES	7,013	6,962

Total liabilities	643,447	624,184
SHAREHOLDERS' DEFICIT:
Preferred stock; $.01 par value, 1,100,000 shares authorized; none
issued and outstanding as of June 30, 2004 and December 15, 2004	—	—
Common stock; $.01 par value, 3,600,000 shares authorized; 3,185,672 shares issued and outstanding as of June 30, 2004 and 3,152,135 as
of December 15, 2004	32	32
Additional paid in capital	—	12
Accumulated deficit	(75,948)	(76,524)

Total shareholders' deficit	(75,916)	(76,480)

Total liabilities and shareholders' deficit	$567,531	$547,704

        The accompanying notes are an integral part of these condensed consolidated financial statements.

BUFFETS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Weeks Ended		Twenty Four Weeks Ended
	December 17,	December 15,	December 17,	December 15,
	2003	2004	2003	2004
	(Unaudited)
	(In thousands)

RESTAURANT SALES	$211,275	$205,175	$430,883	$422,383
RESTAURANT COSTS:
Food	68,949	67,197	140,209	138,240
Labor	65,117	62,586	133,519	126,892
Direct and occupancy	49,345	50,306	100,375	102,081

Total restaurant costs	183,411	180,089	374,103	367,213
ADVERTISING EXPENSES	6,270	5,048	11,892	10,845
GENERAL AND ADMINISTRATIVE EXPENSES	9,504	10,954	18,579	20,850

OPERATING INCOME	12,090	9,084	26,309	23,475
INTEREST EXPENSE	8,754	11,094	17,596	21,931
INTEREST INCOME	(93)	(181)	(185)	(246)
LOSS RELATED TO REFINANCING	—	835	—	835
LOSS RELATED TO EARLY EXTINGUISHMENT
OF DEBT	—	—	—	1,923
OTHER INCOME	(245)	(207)	(843)	(420)

INCOME (LOSS) BEFORE INCOME TAXES	3,674	(2,457)	9,741	(548)
INCOME TAX EXPENSE (BENEFIT)	1,120	(1,068)	3,220	(255)

Net income (loss)	$2,554	$(1,389)	$6,521	$(293)

        The accompanying notes are an integral part of these condensed consolidated financial statements.

BUFFETS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twenty Four Weeks Ended
	December 17,	December 15,
	2003	2004
	(Unaudited)
	(In thousands)
OPERATING ACTIVITIES:
Net income (loss)	$6,521	$(293)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	15,431	15,163
Amortization of debt issuance cost	613	658
Accretion of original issue discount	366	5,506
Loss related to early extinguishment of debt	—	1,923
Deferred income taxes	2,037	13
Loss (gain) on disposal of assets	(140)	1,655
Changes in assets and liabilities:
Receivables	(313)	930
Inventories	(474)	80
Prepaid expenses and other current assets	2,801	(7)
Accounts payable	(4,621)	(5,230)
Accrued and other liabilities	2,885	4,583
Income taxes payable	1,424	(1,180)

Net cash provided by operating activities	26,530	23,801

INVESTING ACTIVITIES:
Purchase of fixed assets	(17,232)	(10,343)
Acquisition of 20% minority interest in Tahoe Joe's Inc.	(370)	—
Proceeds from sale of other assets	1,577	900

Net cash used in investing activities	(16,025)	(9,443)

FINANCING ACTIVITIES:
Repayment of debt	(1,805)	(8,672)
Issuance of stock	—	13
Repurchase of stock	(171)	(284)
Reduction of restricted cash available for early
extinguishment of debt	—	16,228
Use of restricted cash for early extinguishment of debt	—	(15,736)
Debt issuance costs	—	(56)

Net cash used in financing activities	(1,976)	(8,507)

NET CHANGE IN CASH AND CASH EQUIVALENTS	8,529	5,851
CASH AND CASH EQUIVALENTS, beginning of period	15,855	26,072

CASH AND CASH EQUIVALENTS, end of period	$24,384	$31,923

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for—
Interest (net of capitalized interest of $108 and $139)	$15,173	$14,595

Income taxes	$(243)	$911

        The accompanying notes are an integral part of these condensed consolidated financial statements.

BUFFETS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Nature of Organization

Description of Business

        Buffets Holdings, Inc. (Buffets Holdings), a Delaware corporation, was formed to acquire 100 percent of the common stock of Buffets, Inc. and its subsidiaries in a buyout from public shareholders on October 2, 2000. Buffets Holdings, Inc. and Buffets, Inc. are collectively referred to as the Company.

        The Company owns and operates a chain of restaurants under the names of Old Country Buffet, Country Buffet, HomeTown Buffet, Granny’s Buffet, Tahoe Joe’s Famous Steakhouse and Soup ‘N Salad Unlimited in the United States. The Company, operating principally in the mid-scale family dining industry segment, owned and operated 353 restaurants (344 family buffet restaurants and nine Tahoe Joe’s Famous Steakhouse Restaurants) and franchised 19 restaurants operating as of December 15, 2004.

Interim Financial Information

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all necessary adjustments, which are of a normal recurring nature, to present fairly the Company’s financial position and the results of its operations and cash flows for the periods presented, in conformity with accounting principles generally accepted in the United States of America and with the regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the twenty four weeks ended December 15, 2004 are not necessarily indicative of results that may be expected for the year ending June 29, 2005.

        The balance sheet as of June 30, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

        These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and the related notes contained in the Company’s Form 10-K filed with the Securities and Exchange Commission on September 28, 2004 and with Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 17 through 23 of this report.

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Fiscal Year

        The Company’s fiscal year is comprised of fifty two, or fifty three, weeks divided into four fiscal quarters of twelve, twelve, sixteen, and twelve or thirteen weeks.

2. Recent Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment”. This statement requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. SFAS No. 123(R) is effective the first reporting period beginning after June 15, 2005. The Company does not believe that the adoption of SFAS No. 123(R) will have a material impact on its results of operations or financial position.

3. Stock-Based Compensation

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

        The following table shows the effect on net income had the Company applied the fair value expense recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands):

	Twelve Weeks Ended		Twenty Four Weeks Ended
	December 17,	December 15,	December 17,	December 15,
	2003	2004	2003	2004
Net income (loss) as reported	$2,554	$(1,389)	$6,521	$(293)
Compensation expense recorded in the financial
statements, net of tax effect	—	—	—	—
Pro forma compensation expense under the
provisions of SFAS No. 123, net of tax effect	—	—	2	—

Pro forma	$2,554	$(1,389)	$6,519	$(293)

4. Other Assets

        Other assets consist principally of debt issuance costs, notes receivable and other intangibles net of accumulated amortization of $1.1 million as of June 30, 2004 and $1.8 million as of December 15, 2004. Debt issuance costs are the capitalized costs incurred in conjunction with amending the senior credit agreement, issuing senior subordinated notes and issuing senior discount notes. The debt issuance costs are being amortized over the terms of the financing arrangements using the effective interest method. Other intangibles include trademarks, franchise fees and liquor licenses. Trademarks and franchise fees are being amortized on a straight-line basis over 10 years. Liquor licenses are not amortized, as they have indefinite lives. Notes receivable principally arose from the sale of certain restaurant facilities. Long-term and short-term notes receivable collectively totaled $2.7 million as of June 30, 2004 and $2.3 million as of December 15, 2004. The notes receivable have due dates between 2006 and 2008.

        The gross carrying amount and accumulated amortization of each major class of other intangible assets were as follows (in thousands):

	Franchise fees		Trademarks		Liquor licenses		Total
	Gross		Gross		Gross		Gross
	carrying	Accumulated	carrying	Accumulated	carrying	Accumulated	carrying	Accumulated
	amount	amortization	amount	amortization	amount	amortization	amount	amortization
BALANCE, June 30, 2004	$69	$(56)	$34	$(29)	$345	$(25)	$448	$(110)
FY 2005 Activity:
Amortization	—	(5)	—	(4)	—	—	—	(9)

BALANCE, December 15, 2004	$69	$(61)	$34	$(33)	$345	$(25)	$448	$(119)

5. Long-Term Debt

        As of December 15, 2004, long-term debt outstanding was as follows (in thousands):

Buffets, Inc.
Credit Facility:
Revolving credit facility	$—
Term loan, interest at LIBOR plus 3.50%, due quarterly
through June 28, 2009 (interest rate at 5.5%)	220,178

Total Credit Facility	220,178
Senior subordinated notes, interest at 11.25%, due
July 15, 2010, net of discount of $5,381	179,284

Total long-term debt at Buffets, Inc.	399,462

Buffets Holdings, Inc.
Senior discount notes, interest at 13.875%, due
December 15, 2010, net of discount of $50,559	81,441

Grand total long-term debt	480,903
Less - Current maturities	2,218

$478,685

Credit Facility

        On February 20, 2004, Buffets, Inc. amended and restated its senior credit facility (the Credit Facility). The amended and restated Credit Facility provides for total borrowings of up to $310,000,000, including (i) a $230,000,000 term loan, (ii) a $30,000,000 revolving credit facility, (iii) a $20,000,000 letter of credit facility, and (iv) a $30,000,000 synthetic letter of credit facility. The terms of the Credit Facility permit Buffets, Inc. to borrow, subject to availability and certain conditions, incremental term loans or to issue additional notes in an aggregate amount up to $25,000,000. The borrowings under the term loan facility bear interest, at Buffets, Inc.‘s option, at either adjusted LIBOR plus 3.50% or at an alternate base rate plus 2.50%, subject to a leverage-based pricing grid. The term loan and the synthetic letter of credit facility mature on June 28, 2009, while the revolving facility and the letter of credit facilities mature on June 28, 2007. The borrowings due under the term loan are payable in equal quarterly installments in an annual amount equal to 1% of the term loan during each of the first four and a half years of the loan, with the remaining balance payable due in equal quarterly installments during the last year of the loan. The Credit Facility is fully and unconditionally guaranteed by Buffets Holdings, which has no independent assets or operations, and is secured by substantially all of the Company’s assets. Availability under the Credit Facility depends upon Buffets, Inc.‘s continued compliance with certain covenants and financial ratios including leverage, interest coverage and fixed charge coverage as specifically defined in the Credit Facility. Buffets, Inc. was in compliance with all financial ratio covenants of the Credit Facility as of December 15, 2004. The financial ratio covenant requirements increase over time, however, as set forth in the senior credit agreement.

        The proceeds from the amended and restated Credit Facility were used to refinance existing debt and to make a distribution to Buffets Holdings. Buffets, Inc. used $230.0 million in proceeds from term loan borrowings under the amended Credit Facility to refinance $166.8 million in outstanding term loan indebtedness under the predecessor Credit Facility, establish a $34.7 million restricted cash collateral account to repurchase outstanding 11¼% senior subordinated notes, make a $19.7 million distribution to Buffets Holdings, pay $2.7 million in transaction fees related to the refinancing transaction, pay $1.1 million in accrued term loan interest and use $5.0 million for general corporate purposes. The Company recorded a $4.2 million write-off of debt issuance cost associated with the amendment of the Credit Facility and $0.6 million of transaction fees associated with an uncompleted bond offering as a loss related to refinancing.

        The amended Credit Facility allowed Buffets, Inc. to use up to $50.0 million in cash, comprised of the restricted cash collateral proceeds and unrestricted cash on hand, toward the repurchase of outstanding 11¼% senior subordinated notes. Buffets, Inc. completed its partial bond repurchase program in August 2004. Buffets, Inc. cumulatively expended $49.5 million to redeem $43.9 million of 11¼% senior subordinated notes due in 2010 at an average price of 109.2%, of which $15.7 million was expended during the first quarter of fiscal 2005 to redeem $14.3 million of the notes at an average price of 106.7%. The remaining $0.5 million in restricted cash was used to pay down the amended Credit Facility in August 2004. In connection with the bond repurchase program, Buffets, Inc. recorded a loss related to early extinguishment of debt of $1.9 million in fiscal 2005.

        As of December 15, 2004, Buffets, Inc. had $35.1 million in outstanding letters of credit which expire through November 13, 2005. As of December 15, 2004, the Company had $44.9 million of total borrowing availability comprised of $30.0 million under the revolving credit facility and $14.9 million of collective borrowing capacity under the letter of credit facilities.

11¼% Senior Subordinated Notes

        On June 28, 2002, Buffets, Inc. issued 11¼% senior subordinated notes in the principal amount of $230 million due July 15, 2010 in a Rule 144A offering. Such notes were issued at an offering price of 96.181% of principal amount at maturity, resulting in an effective yield of 12% to the initial principal amount. Interest is payable semi-annually on January 15 and July 15 of each year through July 15, 2010. Accretion of the original issue discount was approximately $0.4 million during 2004 and 2005 and is included in interest expense in the accompanying condensed consolidated statements of operations. Except in the event of an initial public offering, Buffets, Inc. is not entitled to redeem the notes at its option prior to July 15, 2006. The redemption price during the first twelve-month period following July 15, 2006 is 105.625%. The redemption price declines by 1.875% per year until July 15, 2009, at which point there is no redemption price premium. In the event of an initial public offering prior to July 15, 2006, Buffets, Inc. may redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 111.25%. Furthermore, in the event of a change in control, as defined in the indenture governing those notes, the holders of the notes may require the Company to repurchase the notes at a purchase price of 101% of the outstanding principal amount plus accrued and unpaid interest.

        In December 2002, Buffets, Inc. exchanged outstanding 11¼% senior subordinated notes which were issued in June 2002 for registered 11¼% senior subordinated notes.

13 7/8% Senior Discount Notes

        On May 18, 2004, Buffets Holdings issued 13 7/8% senior discount notes due December 15, 2010 in a Rule 144A offering with a stated aggregate principal amount at maturity (including accreted amounts) of $132.0 million. The 13 7/8% senior discount notes were issued at a discount to their aggregate principal amount at maturity. Prior to July 31, 2008, interest will accrue on the 13 7/8% senior discount notes in the form of an increase in the accreted value of those notes. The accreted value of each note will increase until July 31, 2008 at a rate of 13.875% per annum. After this date, cash interest on the notes will accrue and be payable on January 31 and July 31 of each year at a rate of 13.875% per annum. Accretion of the discount was approximately $5.1 million during 2005 and is included in interest expense in the accompanying consolidated statements of operations. If Buffets Holdings fails to meet certain leverage ratio tests on or about July 31, 2006 or July 31, 2008, additional interest will accrue on the notes from that date at a rate of 1% per annum, up to a maximum of 2% per annum.

        Buffets Holdings used $75.1 million in gross proceeds from the senior discount note offering and $0.1 million of cash on hand to redeem series B junior subordinated notes due 2011 plus accrued and unpaid interest ($9.2 million), make a distribution to stockholders ($60.9 million) and pay transaction fees and expenses related to the offering ($5.1 million). As part of the transaction fees and expenses related to the offering, Buffets Holdings recognized approximately $2.2 million of bonus payments to certain restaurant and corporate employees as financing-related compensation expenses.

        In July 2004, Buffets Holdings exchanged outstanding 13 7/8% senior discount notes which were issued in May 2004 for registered 13 7/8% senior discount notes.

6. Purchase of Minority Interest in Joint Venture

        During August 2003, the Company acquired the remaining 20% interest in Tahoe Joe’s Inc. from the minority holder for $370,000. The Company concurrently eliminated its remaining excess minority interest liability recorded in the condensed consolidated balance sheets in other long-term liabilities resulting in approximately $345,000 of income that was recorded in other income in the condensed consolidated income statements during the first quarter of fiscal 2004. As a consequence of the transaction, Tahoe Joe’s, Inc. became a co-guarantor with the other wholly owned subsidiaries of Buffets, Inc. with respect to both the Credit Facility and the 11¼% senior subordinated notes.

7. Significant Events

        During the second quarter ended December 15, 2004, the Company incurred $1.3 million in severance charges related to the headcount reduction of 25 headquarters associates and the replacement of the Chief Executive Officer, as recognized in general and administrative expenses in the condensed consolidated statements of operations.

        On November 12, 2004, Buffets Holdings filed an application with the Securities and Exchange Commission to withdraw its registration statement for an initial public offering of Income Deposit Securities that it had filed on August 27, 2004, due to market conditions. The registration statement had not yet been declared effective by the Securities and Exchange Commission and no securities had been offered or sold under the registration statement. In connection with this withdrawal, the Company incurred a charge of $0.8 million as reflected as a loss related to refinancing in the condensed consolidated statements of operations.

8. Litigation

        On November 12, 2004, two former managers of our wholly-owned subsidiary, HomeTown Buffet, Inc., individually and on behalf of all others similarly situated, filed a class action lawsuit against HomeTown Buffet in California Superior Court in San Francisco County. On January 4, 2005, we removed the case to the U.S. federal court in San Francisco. The lawsuit alleges that HomeTown Buffet violated California wage and hour laws by failing to pay all of its California managers and assistant managers overtime, and for making deductions from bonus compensation based on the company’s workers’ compensation costs. The plaintiffs seek compensatory damages, penalties, restitution of unpaid overtime and deductions, pre-judgement interest, costs of suit and reasonable attorneys’ fees. The complaint does not make a specific monetary demand. This action is in a preliminary stage, and we are currently not able to predict the outcome of this action or reasonably estimate a range of possible loss. We intend to defend this action vigorously.

9. Condensed Consolidating Financial Statements

        Operations are conducted through Buffets Holdings’ subsidiaries and its ability to make payments on the senior discount notes is dependent on the earnings and the distribution of funds from its subsidiaries through loans, dividends or otherwise. However, none of its subsidiaries are obligated to make funds available to it for payment on the senior discount notes. The terms of Buffets, Inc.’s credit facility place restrictions on its ability to pay dividends and otherwise transfer assets to Buffets Holdings. Further, the terms of the indenture governing Buffets, Inc.’s senior subordinated notes place restrictions on the ability of Buffets, Inc. and Buffets Holdings’ other subsidiaries to pay dividends and otherwise transfer assets to Buffets Holdings.

        The following condensed consolidating financial statements are presented pursuant to Rule 3-10 of Regulation S-X. Buffets, Inc. is a subsidiary issuer of 11¼% senior subordinated notes that are fully and unconditionally guaranteed by its parent, Buffets Holdings, as well as each of its subsidiaries including HomeTown Buffets, Inc., OCB Restaurant Co., OCB Purchasing Co., Restaurant Innovations, Inc., Distinctive Dining, Inc., Tahoe Joe’s, Inc., Buffets Leasing Company, LLC, HomeTown Leasing Company, LLC, OCB Leasing Company, LLC, and Tahoe Joe’s Leasing Company, LLC. All guarantees are joint and several and the subsidiary issuer and the subsidiary guarantors are 100% owned by the parent company.

Condensed Consolidating Balance Sheet
As of June 30, 2004

		Subsidiary	Subsidiary
	Parent	Issuer	Guarantors	Eliminations	Consolidated
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$96	$19,771	$6,205	$—	$26,072
Restricted cash and cash equivalents	—	16,228	—	—	16,228
Receivables	—	41,056	318,430	(352,523)	6,963
Inventories	—	789	17,884	—	18,673
Income taxes receivable	1,619	—	—	(1,619)	—
Prepaid expenses and other current
assets	—	4,711	533	—	5,244
Deferred income taxes	—	14,429	1,486	—	15,915

Total current assets	1,715	96,984	344,538	(354,142)	89,095
PROPERTY AND EQUIPMENT, net	—	8,206	141,412	—	149,618
GOODWILL, net	—	18,730	293,433	—	312,163
DEFERRED INCOME TAXES	—	1,033	—	—	1,033
OTHER ASSETS, net	2,847	410,013	5,264	(402,502)	15,622

Total assets	$4,562	$534,966	$784,647	$(756,644)	$567,531

LIABILITIES AND SHAREHOLDERS'
EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	180	395,799	2,519	(355,218)	43,280
Accrued liabilities	—	44,126	24,537	—	68,663
Income taxes payable	—	4,531	1,619	(1,619)	4,531
Current maturities of long-term debt	—	138	2,162	—	2,300

Total current liabilities	180	444,594	30,837	(356,837)	118,774
LONG-TERM DEBT, net of current
maturities	76,300	25,184	659,555	(265,000)	496,039
DEFERRED LEASE OBLIGATIONS	—	1,143	20,478	—	21,621
OTHER LONG-TERM LIABILITIES	—	3,476	3,537	—	7,013

Total liabilities	76,480	474,397	714,407	(621,837)	643,447

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY (DEFICIT)
Common stock	32	—	—	—	32
Additional paid in capital	—	82,311	199,494	(281,805)	—
Retained earnings (accumulated deficit)	(71,950)	(21,742)	(129,254)	146,998	(75,948)

Total shareholders' equity (deficit)	(71,918)	60,569	70,240	(134,807)	(75,916)

Total liabilities and
shareholders' equity (deficit)	$4,562	$534,966	$784,647	$(756,644)	$567,531

Condensed Consolidating Balance Sheet
As of December 15, 2004

		Subsidiary	Subsidiary
	Parent	Issuer	Guarantors	Eliminations	Consolidated
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$46	$27,816	$4,061	$—	$31,923
Receivables	—	351	308,052	(302,370)	6,033
Inventories	—	782	17,498	—	18,280
Prepaid expenses and other current
assets	—	2,847	2,404	—	5,251
Deferred income taxes	56	13,721	1,486	—	15,263

Total current assets	102	45,517	333,501	(302,370)	76,750
PROPERTY AND EQUIPMENT, net	—	7,174	136,052	—	143,226
GOODWILL, net	—	18,730	293,433	—	312,163
DEFERRED INCOME TAXES	968	704	—	—	1,672
OTHER ASSETS, net	2,821	408,319	5,255	(402,502)	13,893

Total assets	$3,891	$480,444	$768,241	$(704,872)	$547,704

LIABILITIES AND SHAREHOLDERS'
EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	163	340,582	2,565	(305,260)	38,050
Accrued liabilities	—	44,348	28,101	—	72,449
Income taxes payable	(2,810)	6,161	—	—	3,351
Current maturities of long-term debt	—	133	2,085	—	2,218

Total current liabilities	(2,647)	391,224	32,751	(305,260)	116,068
LONG-TERM DEBT, net of current
maturities	81,441	23,835	638,409	(265,000)	478,685
DEFERRED LEASE OBLIGATIONS	—	1,398	21,071	—	22,469
OTHER LONG-TERM LIABILITIES	—	3,345	3,617	—	6,962

Total liabilities	78,794	419,802	695,848	(570,260)	624,184

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY (DEFICIT)
Common stock	32	—	—	—	32
Additional paid in capital	12	82,311	199,494	(281,805)	12
Retained earnings (accumulated deficit)	(74,947)	(21,669)	(127,101)	147,193	(76,524)

Total shareholders' equity (deficit)	(74,903)	60,642	72,393	(134,612)	(76,480)

Total liabilities and
shareholders' equity (deficit)	$3,891	$480,444	$768,241	$(704,872)	$547,704

Condensed Consolidating Statement of Operations
For the Twelve Weeks Ended December 17, 2003

		Subsidiary	Subsidiary
	Parent	Issuer	Guarantors	Eliminations	Consolidated
	(In thousands)

RESTAURANT SALES	$—	$8,793	$202,482	$—	$211,275
RESTAURANT COSTS:
Food	—	3,078	65,871	—	68,949
Labor	—	2,765	62,352	—	65,117
Direct and occupancy	—	1,176	48,169	—	49,345

Total restaurant costs	—	7,019	176,392	—	183,411
ADVERTISING EXPENSES	—	261	6,009	—	6,270
GENERAL AND ADMINISTRATIVE
EXPENSES	—	396	9,108	—	9,504

OPERATING INCOME (LOSS)	—	1,117	10,973	—	12,090
INTEREST EXPENSE	266	509	7,979	—	8,754
INTEREST INCOME	—	(93)	—	—	(93)
OTHER INCOME	—	(245)	—	—	(245)

INCOME (LOSS) BEFORE INCOME TAXES	(266)	946	2,994	—	3,674
INCOME TAX EXPENSE (BENEFIT)	(102)	296	926	—	1,120

Net income (loss)	$(164)	$650	$2,068	$—	$2,554

Condensed Consolidating Statement of Operations
For the Twenty Four Weeks Ended December 17, 2003

		Subsidiary	Subsidiary
	Parent	Issuer	Guarantors	Eliminations	Consolidated
	(In thousands)

RESTAURANT SALES	$—	$18,201	$412,682	$—	$430,883
RESTAURANT COSTS:
Food	—	6,475	133,734	—	140,209
Labor	—	5,772	127,747	—	133,519
Direct and occupancy	—	2,372	98,003	—	100,375

Total restaurant costs	—	14,619	359,484	—	374,103
ADVERTISING EXPENSES	—	502	11,390	—	11,892
GENERAL AND ADMINISTRATIVE
EXPENSES	—	785	17,794	—	18,579

OPERATING INCOME (LOSS)	—	2,295	24,014	—	26,309
INTEREST EXPENSE	574	1,021	16,001	—	17,596
INTEREST INCOME	—	(185)	—	—	(185)
OTHER INCOME	—	(843)	—	—	(843)

INCOME (LOSS) BEFORE INCOME TAXES	(574)	2,302	8,013	—	9,741
INCOME TAX EXPENSE (BENEFIT)	(221)	768	2,673	—	3,220

Net income (loss)	$(353)	$1,534	$5,340	$—	$6,521

Condensed Consolidating Statement of Operations
For the Twelve Weeks Ended December 15, 2004

		Subsidiary	Subsidiary
	Parent	Issuer	Guarantors	Eliminations	Consolidated
	(In thousands)

RESTAURANT SALES	$—	$9,048	$196,127	$—	$205,175
RESTAURANT COSTS:
Food	—	3,207	63,990	—	67,197
Labor	—	2,821	59,765	—	62,586
Direct and occupancy	—	1,272	49,034	—	50,306

Total restaurant costs	—	7,300	172,789	—	180,089
ADVERTISING EXPENSES	—	223	4,825	—	5,048
GENERAL AND ADMINISTRATIVE
EXPENSES	—	483	10,471	—	10,954

OPERATING INCOME (LOSS)	—	1,042	8,042	—	9,084
INTEREST EXPENSE	2,646	507	7,941	—	11,094
INTEREST INCOME	—	(181)	—	—	(181)
LOSS RELATED TO REFINANCING	835	—	—	—	835
OTHER INCOME	—	(207)	—	—	(207)

INCOME (LOSS) BEFORE INCOME TAXES	(3,481)	923	101	—	(2,457)
INCOME TAX EXPENSE (BENEFIT)	(1,336)	341	(73)	—	(1,068)

Net income (loss)	$(2,145)	$582	$174	$—	$(1,389)

Condensed Consolidating Statement of Operations
For the Twenty Four Weeks Ended December 15, 2004

		Subsidiary	Subsidiary
	Parent	Issuer	Guarantors	Eliminations	Consolidated
	(In thousands)

RESTAURANT SALES	$—	$18,539	$403,844	$—	$422,383
RESTAURANT COSTS:
Food	—	6,582	131,658	—	138,240
Labor	—	5,672	121,220	—	126,892
Direct and occupancy	—	2,526	99,555	—	102,081

Total restaurant costs	—	14,780	352,433	—	367,213
ADVERTISING EXPENSES	—	476	10,369	—	10,845
GENERAL AND ADMINISTRATIVE
EXPENSES	3	915	19,932	—	20,850

OPERATING INCOME (LOSS)	(3)	2,368	21,110	—	23,475
INTEREST EXPENSE	5,292	998	15,641	—	21,931
INTEREST INCOME	—	(246)	—	—	(246)
LOSS RELATED TO REFINANCING	835	—	—	—	835
LOSS RELATED TO EARLY
EXTINGUISHMENT OF DEBT	—	1,923	—	—	1,923
OTHER INCOME	—	(420)	—	—	(420)

INCOME (LOSS) BEFORE INCOME TAXES	(6,130)	113	5,469	—	(548)
INCOME TAX EXPENSE (BENEFIT)	(2,215)	40	1,920	—	(255)

Net income (loss)	$(3,915)	$73	$3,549	$—	$(293)

Condensed Consolidating Statement of Cash Flows
For the Twenty Four Weeks Ended December 17, 2003

		Subsidiary	Subsidiary
	Parent	Issuer	Guarantors	Eliminations	Consolidated
	(In thousands)
OPERATING ACTIVITIES:
Net income (loss)	$(353)	$1,534	$5,340	$—	$6,521
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation and amortization	—	1,688	13,743	—	15,431
Amortization of debt issuance costs	—	37	576	—	613
Accretion of original issue discount	—	22	344	—	366
Deferred income taxes	—	122	1,915	—	2,037
Gain on disposal of assets	—	—	(140)	—	(140)
Changes in assets and liabilities:
Receivables	—	9,689	(8,496)	(1,506)	(313)
Inventories	—	10	(484)	—	(474)
Prepaid expenses and other assets	—	32	2,769	—	2,801
Accounts payable	—	(3,888)	(733)	—	(4,621)
Accrued and other liabilities	573	1,603	709	—	2,885
Income taxes payable/refundable	(221)	2,810	(1,165)	—	1,424

Net cash provided by (used in)
operating activities	(1)	13,659	14,378	(1,506)	26,530

INVESTING ACTIVITIES:
Purchase of fixed assets	—	(331)	(16,901)	—	(17,232)
Corporate cash advances (payments)	—	(1,890)	384	1,506	—
Acquisition of 20% minority interest in
Tahoe Joe's Inc.	—	—	(370)	—	(370)
Proceeds from sale of other assets	—	—	1,577	—	1,577

Net cash provided by (used in)
investing activities	—	(2,221)	(15,310)	1,506	(16,025)

FINANCING ACTIVITIES:
Repayment of debt	—	(108)	(1,697)	—	(1,805)
Repurchase of common stock	(171)	—	—	—	(171)
Dividends	91	(91)	—	—	—

Net cash used in investing activities	(80)	(199)	(1,697)	—	(1,976)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(81)	11,239	(2,629)	—	8,529
CASH AND CASH EQUIVALENTS, beginning of
period	108	8,511	7,236	—	15,855

CASH AND CASH EQUIVALENTS, end of period	$27	$19,750	$4,607	$—	$24,384

Condensed Consolidating Statement of Cash Flows
For the Twenty Four Weeks Ended December 15, 2004

		Subsidiary	Subsidiary
	Parent	Issuer	Guarantors	Eliminations	Consolidated
	(In thousands)
OPERATING ACTIVITIES:
Net income (loss)	$(3,915)	$73	$3,549	$—	$(293)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation and amortization	—	1,614	13,549	—	15,163
Amortization of debt issuance costs	151	30	477	—	658
Loss related to early extinguishment of debt:
Write-off of debt issuance costs	—	457	—	—	457
Premium expensed	—	986	—	—	986
Original issue discount expensed	—	480	—	—	480
Accretion of original issue discount	5,141	22	343	—	5,506
Deferred income taxes	(1,024)	62	975	—	13
Loss on disposal of assets	—	—	1,655	—	1,655
Changes in assets and liabilities:
Receivables	—	26,242	(25,009)	(303)	930
Inventories	—	7	73	—	80
Prepaid expenses and other assets	—	1,864	(1,871)	—	(7)
Accounts payable	(17)	(5,259)	46	—	(5,230)
Accrued and other liabilities	—	346	4,237	—	4,583
Income taxes payable/refundable	(1,191)	1,630	(1,619)	—	(1,180)

Net cash provided by (used in)
operating activities	(855)	28,554	(3,595)	(303)	23,801

INVESTING ACTIVITIES:
Purchase of fixed assets	—	(647)	(9,696)	—	(10,343)
Corporate cash advances (payments)	—	(33,425)	33,122	303	—
Proceeds from sale of other assets	(69)	—	969	—	900

Net cash provided by (used in)
investing activities	(69)	(34,072)	24,395	303	(9,443)

FINANCING ACTIVITIES:
Repayment of debt	—	(520)	(8,152)	—	(8,672)
Repurchase of common stock	(284)	—	—	—	(284)
Proceeds from issuance of common stock	13	—	—	—	13
Reduction of restricted cash available
for early extinguishment of debt	—	16,228	—	—	16,228
Use of restricted cash for early
extinguishment of debt	—	(944)	(14,792)	—	(15,736)
Dividends	1,201	(1,201)	—	—	—
Debt issuance costs	(56)	—	—	—	(56)

Net cash provided by (used in)
investing activities	874	13,563	(22,944)	—	(8,507)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(50)	8,045	(2,144)	—	5,851
CASH AND CASH EQUIVALENTS, beginning of
period	96	19,771	6,205	—	26,072

CASH AND CASH EQUIVALENTS, end of period	$46	$27,816	$4,061	$—	$31,923

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

Overview

        We are the largest operator of company-owned stores in the buffet/grill sector (through Buffets and its subsidiaries), as measured in both sales and number of restaurants. Our restaurants are principally operated under the names Old Country Buffet and HomeTown Buffet. As of December 15, 2004, we had 353 company-owned restaurants and 19 franchised locations in 36 states.

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

        Since we acquired Buffets in a buyout from its public shareholders in October 2000, we have focused on improving asset management and optimizing our capital structure. As a result, we have had net closures of 51 restaurants either through early termination, or non-renewal at lease end, since October 2000. We expect the number of closures to abate in the next couple of years, and reach an equilibrium point at which new openings and select relocations will approximate the number of restaurants which we close because they do not meet our profitability goals.

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

        The following is a description of the line items from our condensed consolidated statements of operations:

•	We recognize as restaurant sales the proceeds from the sale of food and beverages at our company owned restaurants at the time of such sale. We recognize the proceeds from the sale of gift certificates/cards when the gift certificates/cards are redeemed at our restaurants. Until redemption, the unearned revenue from the sale of gift certificates/cards is included in accrued liabilities on our consolidated balance sheets. Our franchise income includes royalty fees and initial franchise fees received from our franchisees. We recognize royalty fees as other income based on the sales reported at the franchise restaurants.

•	Restaurant costs reflect only direct restaurant operating costs, including food, labor and direct and occupancy costs. Labor costs include compensation and benefits for both hourly and restaurant management employees. Direct and occupancy costs consist primarily of costs of supplies, maintenance, utilities, rent, real estate taxes, insurance, depreciation and amortization.

•	Advertising expenses reflect all advertising and promotional costs.

•	General and administrative expenses reflect all costs, other than advertising expenses, not directly related to the operation of restaurants. These expenses consist primarily of corporate administrative compensation and overhead, district and regional management compensation and related management expenses and the costs of recruiting, training and supervising restaurant management personnel.

•	Interest expense reflects interest costs associated with our debt, amortization of debt issuance cost and accretion of original issuance discount on our subordinated notes and bonds.

•	Interest income reflects interest earned on our short-term investments.

•	Loss related to refinancing reflects costs associated with an initial public offering of Income Deposit Securities that was withdrawn due to unfavorable market conditions.

•	Loss related to the early extinguishment of debt reflects the costs associated with redeeming a portion of Buffets’ 11¼% senior subordinated notes prior to their maturity.

•	Other income primarily reflects franchise fees earned, less minority interest associated with our Tahoe Joe’s subsidiary. During August 2003, we exercised our call option to acquire the remaining 20% interest in Tahoe Joe’s, Inc. from the minority holder.

•	Income tax expense reflects the current and deferred tax provision (benefit) determined in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.”

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

Recoverability of Long-Lived Assets

        We periodically evaluate long-lived assets and goodwill related to those assets for impairment whenever events or changes in circumstances indicate the carrying value amount of an asset or group of assets may not be recoverable. We consider a history of operating losses and the other factors described to be its primary indicator of potential impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows, namely individual restaurants. A restaurant is deemed to be impaired if a forecast of undiscounted future operating cash flows directly related to the restaurant, including disposal value, if any, are less than its carrying amount. If a restaurant is determined to be impaired, the loss is measured as the amount by which the carrying amount of the restaurant exceeds its fair value. Fair value is based on quoted market prices in active markets, if available. If quoted market prices are not available, an estimate of fair value is based on the best information available, including prices for similar assets or the results of valuation techniques such as discounted estimated future cash flows as if the decision to continue to use the impaired restaurant was a new investment decision. We generally measure fair value by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. There were no impairment charges during the first half of fiscal 2005 or fiscal 2004.

Results of Operations

        The following discussion reflects our historical results for the 12-week and 24-week periods ended December 15, 2004 and December 17, 2003.

        Our future results may not be consistent with our historical results due to factors discussed in “Forward-Looking Statements and Risk Factors” and other factors. The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report.

For the 12 Weeks Ended December 15, 2004 Compared to the 12 Weeks Ended December 17, 2003

        The following table sets forth our results of operations based on the percentage relationship of the items listed to our restaurant sales during the periods shown:

	12 Weeks		12 Weeks
	Ended		Ended
	December 17, 2003		December 15, 2004
	(dollars in thousands)

Restaurant sales	$211,275	100.0%	$205,175	100.0%
Restaurant costs	183,411	86.8	180,089	87.8
Advertising expenses	6,270	3.0	5,048	2.5
General and administrative expenses	9,504	4.5	10,954	5.3

Operating income	12,090	5.7	9,084	4.4
Interest expense	8,754	4.1	11,094	5.4
Interest income	(93)	—	(181)	(0.1)
Loss related to refinancing	—	—	835	0.4
Other income	(245)	(0.1)	(207)	(0.1)

Income (loss) before income taxes	3,674	1.7	(2,457)	(1.2)
Income tax expense (benefit)	1,120	0.5	(1,068)	(0.5)

Net income (loss)	$2,554	1.2	$(1,389)	(0.7)

        Restaurant Sales. Restaurant sales for the 12 weeks ended December 15, 2004 decreased $6.1 million, or 2.9%, compared with the 12 weeks ended December 17, 2003. The decline in sales for the quarter ended December 15, 2004 versus the prior year period was primarily attributable to the closure of 13 buffet restaurants, partially offset by the opening of four units over the past year. Average weekly sales for the second quarter of fiscal 2005 of $48,141 were 0.6% lower than the comparable prior year period’s average weekly sales of $48,435. Same-store sales for the second quarter of fiscal 2005 decreased by 2.3% compared to the comparable prior year period, reflecting a 4.1% decline in guest traffic partially offset by a 1.8% increase in average check. We currently expect same-store sales for the third quarter of fiscal 2005 (the 16-week period ending April 6, 2005) to range between flat and a two percent decline versus the comparable period in fiscal 2004.

        Restaurant Costs. Restaurant costs for the second quarter of fiscal 2005 increased by 1.0% as a percentage of sales compared with the comparable prior year period. Food costs increased 0.2% as a percentage of sales primarily due to non-recurring food rebates recognized in the comparable quarter of the prior year. Gross food costs before rebates declined by 0.2% as a percentage of sales during the second quarter in fiscal 2005 as compared to the prior year period. Labor costs were 0.3% lower as a percentage of sales than those experienced in the comparable quarter in the prior year primarily due to a reduction in our average restaurant management complement. Direct and occupancy costs increased by 1.1% measured as a percentage of sales versus the comparable quarter in the prior year. The increase was largely attributable to a $0.7 million loss on disposal primarily associated with the closure of three restaurants, as well as higher utility costs. We currently expect that restaurant costs will range between 86.5% and 86.7% as a percentage of sales during the third quarter of fiscal 2005.

        Advertising Expenses. Advertising costs decreased 0.5% as a percentage of sales during the second quarter of fiscal 2005 versus the comparable quarter in the prior year as we significantly reduced television advertising during the last two weeks of the current quarter. We expect that advertising costs will range between 2.3% and 2.5% as a percentage of sales during the third quarter of this year.

        General and Administrative Expenses. General and administrative expenses increased 0.8% as a percentage of sales during the second quarter of fiscal 2005 as compared to the 12 weeks ended December 17, 2003. This increase was largely due to approximately $1.3 million in severance expense recognized in conjunction with a headcount reduction of 25 headquarters associates and the replacement of the Chief Executive Officer. We currently expect that general and administrative expenses will range between 4.4% and 4.6% as a percentage of sales for the third quarter of fiscal 2005.

        Interest Expense. Interest expense increased 1.3% as a percentage of sales during the second quarter of fiscal 2005 versus the comparable prior year period primarily due to the issuance of the 13 7/8% senior discount notes issued in May 2004. We currently expect that interest expense will range between 5.3% and 5.5% as a percentage of sales for the third quarter of fiscal 2005.

        Loss Related to Refinancing. We incurred approximately $0.8 million in costs associated with an initial public offering of Income Deposit Securities that was withdrawn due to unfavorable market conditions during the second quarter of fiscal 2005.

        Income Taxes. Income taxes decreased 1.0% as a percentage of sales for the 12 weeks ended December 15, 2004 compared to the 12 weeks ended December 17, 2003 principally due to a decrease in income before income taxes. The increase in the effective tax rate was largely attributable to the non-deductibility of a portion of our 13 7/8% senior discount notes.

For the 24 Weeks Ended December 15, 2004 Compared to the 24 Weeks Ended December 17, 2003

        The following table sets forth our results of operations based on the percentage relationship of the items listed to our restaurant sales during the periods shown:

	24 Weeks		24 Weeks
	Ended		Ended
	December 17, 2003		December 15, 2004
	(dollars in thousands)

Restaurant sales	$430,883	100.0%	$422,383	100.0%
Restaurant costs	374,103	86.8	367,213	86.9
Advertising expenses	11,892	2.8	10,845	2.6
General and administrative expenses	18,579	4.3	20,850	4.9

Operating income	26,309	6.1	23,475	5.6
Interest expense	17,596	4.1	21,931	5.2
Interest income	(185)	—	(246)	(0.1)
Loss related to refinancing	—	—	835	0.2
Loss related to early extinguishment of debt	—	—	1,923	0.5

Other income	(843)	(0.2)	(420)	(0.1)

Income (loss) before income taxes	9,741	2.3	(548)	(0.1)
Income tax expense (benefit)	3,220	0.7	(255)	(0.1)

Net income (loss)	$6,521	1.5	$(293)	(0.1)

Certain percentage amounts do not sum to total due to rounding.

        Restaurant Sales. Restaurant sales for the 24 weeks ended December 15, 2004 decreased $8.5 million, or 2.0%, compared with the 24 weeks ended December 17, 2003. The decline in sales for the first half of fiscal 2005 versus the prior year period was primarily attributable to the closure of 13 buffet restaurants, partially offset by the opening of four units over the past year. Average weekly sales for the first half of fiscal 2005 of $49,384 were 0.3% higher than the comparable prior year period’s average weekly sales of $49,221. Same-store sales for the first half of fiscal 2005 decreased by 1.0% compared to the comparable prior year period, reflecting a 3.2% decline in guest traffic partially offset by a 2.2% increase in average check.

        Restaurant Costs. Restaurant costs for the first half of fiscal 2005 increased by 0.1% as a percentage of sales compared with the comparable prior year period. Food costs increased 0.2% as a percentage of sales primarily due to commodity pricing pressures principally in our chicken and dairy product categories, partially offset by a more stabilized and standardized menu relative to the comparable prior year period that had included multiple protein-related tests. Labor costs were 1.0% lower as a percentage of sales than those experienced in the comparable 24 weeks in the prior year primarily due to improved productivity of our non-exempt employees and a rationalization of our restaurant management complement. Direct and occupancy costs increased by 0.9% measured as a percentage of sales versus the comparable period in the prior year. The increase was largely attributable to approximately $1.7 million in losses on disposal primarily associated with the closure of nine restaurants and the cancellation of two new store openings.

        Advertising Expenses. Advertising costs decreased 0.2% as a percentage of sales during the first half of fiscal 2005 versus the comparable period in the prior year as we significantly reduced television advertising during the last two weeks of the second quarter.

        General and Administrative Expenses. General and administrative expenses increased 0.6% as a percentage of sales during the first half of fiscal 2005 as compared to the 24 weeks ended December 17, 2003. This increase was largely due to severance expense recognized in conjunction with a reduction of headquarter staff and the replacement of the Chief Executive Officer and an increase in professional fees.

        Interest Expense. Interest expense increased 1.1% as a percentage of sales during the first half of fiscal 2005 versus the comparable prior year period primarily due to the issuance of the 13 7/8% senior discount notes issued in May 2004.

        Loss Related to Refinancing. We incurred approximately $0.8 million in costs associated with an initial public offering of Income Deposit Securities that was withdrawn due to unfavorable market conditions during the second quarter of fiscal 2005.

        Loss Related to the Early Extinguishment of Debt. We spent approximately $15.7 million during the first quarter of 2005 to redeem approximately $14.3 million of Buffets’ 11¼% senior subordinated notes at an average price of 106.7%. We recognized the difference between the premium purchase price and the discounted carrying value of Buffets’ 11¼% senior subordinated notes, as well as an associated write-off of debt issuance cost, as a loss related to the early extinguishment of debt.

        Other Income. Other income decreased 0.1% as a percentage of sales during the first half of 2005 compared with the comparable prior year period. The prior year total included an adjustment to our excess minority interest liability of approximately $345,000 concurrent with our acquisition of the remaining 20% interest in Tahoe Joe’s Inc. from the minority holder.

        Income Taxes. Income taxes decreased 0.8% as a percentage of sales for the 24 weeks ended December 15, 2004 compared to the 24 weeks ended December 17, 2003 principally due to a decrease in income before income taxes. The increase in the effective tax rate was largely attributable to the non-deductibility of a portion of our 13 7/8% senior discount notes.

Liquidity and Capital Resources

        We are a holding company with no operations or assets of our own other than the capital stock of our subsidiaries. Operations are conducted through our subsidiaries and our ability to make payments on the senior discount notes is dependent on the earnings and the distribution of funds from our subsidiaries through loans, dividends or otherwise. However, none of our subsidiaries is obligated to make funds available to us for payment on the senior discount notes. The terms of our credit facility place restrictions on Buffets’ ability to pay dividends and otherwise transfer assets to us. Further, the terms of the indenture governing Buffets’ senior subordinated notes place restrictions on the ability of Buffets and our other subsidiaries to pay dividends and otherwise transfer assets to us.

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

        Operating Activities. Net cash provided by operating activities was $23.8 million for the 24 weeks ended December 15, 2004 and $26.5 million for the 24 weeks ended December 17, 2003. Net cash provided by operating activities exceeded the net loss for the first half of fiscal 2005 principally due to the effect of depreciation and amortization, accretion of original issue discount, an increase in accrued and other liabilities and the loss related to the early extinguishment of debt, partially offset by a decrease in accounts payable. Net cash provided by operating activities exceeded net income for the first half of fiscal 2004 primarily due to the effect of depreciation and amortization, a decrease in prepaid expenses and an increase in accrued and other liabilities, partially offset by a decrease in accounts payable.

        Investing Activities. Net cash used in investment activities was $9.4 million for the 24 weeks ended December 15, 2004 and $16.0 million for the 24 weeks ended December 17, 2003. Investment activities were largely comprised of capital expenditures for both periods. During fiscal 2005, new restaurant construction accounted for approximately $4.5 million of our capital expenditures. The bulk of the remainder of our capital expenditures during fiscal 2005 were comprised of remodeling and improvement costs on our existing restaurants. During fiscal 2004, our capital expenditures were primarily comprised of $13.4 million in re-image expenditures, with the majority of the remaining expenditures representing remodeling and improvement outlays on our existing restaurants.

        Financing Activities. Net cash used in financing activities totaled $8.5 million for the first half of fiscal 2005 and $2.0 million for the first half of fiscal 2004. Financing activities consisted primarily of accelerated repayments of debt in both fiscal 2005 and 2004. In addition, Buffets, Inc. completed its partial bond repurchase program in August 2004, cumulatively expending $49.5 million to redeem $43.9 million of senior subordinated notes at an average price of 109.2% over a period of approximately six months. Buffets, Inc. spent $15.7 million during the first quarter of fiscal 2005 to redeem $14.3 million of senior subordinated notes at an average price of 106.7%.

        Future Capital Expenditures. During the remainder of fiscal 2005, we plan to:

•	Spend approximately $10 million on three more new restaurant openings this fiscal year, followed by two more openings early next fiscal year.

•	Spend approximately $9 million on remodeling and improvement costs that will be capitalized. Remodels incorporate design elements to update the decor of our existing facilities including a lighter, more contemporary interior design and expanded dessert displays. Other improvement costs include a variety of outlays such as new carpet, equipment and minor leasehold improvements.

•	Spend approximately $1 million on miscellaneous corporate and system investments.

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

Credit Facilities and Other Long Term Debt

        On February 20, 2004, Buffets amended and restated its Credit Facility. The amended and restated Credit Facility provides for total borrowings of up to $310,000,000, including (i) a $230,000,000 term loan, (ii) a $30,000,000 revolving credit facility, (iii) a $20,000,000 letter of credit facility, and (iv) a $30,000,000 synthetic letter of credit facility. The terms of the Credit Facility permit Buffets to borrow, subject to availability and certain conditions, incremental term loans or to issue additional notes in an aggregate amount up to $25,000,000. The borrowings under the term loan facility bear interest, at Buffets’ option, at either adjusted LIBOR plus 3.50% or at an alternate base rate plus 2.50%, subject to a leverage-based pricing grid. The term loan and the synthetic letter of credit facility mature on June 28, 2009, while the revolving facility and the letter of credit facilities mature on June 28, 2007. Buffets has the option of tying its borrowings to LIBOR or a base rate when calculating the interest rate for the term loan. The base rate is the greater of Credit Suisse First Boston’s prime rate, or the federal funds effective rate plus one-half of 1 percent. The borrowings due under the term loan are payable in equal quarterly installments in an annual amount equal to 1% of the term loan during each of the first four and a half years of the loan, with the remaining balance payable due in equal quarterly installments during the last year of the loan. The Credit Facility is fully and unconditionally guaranteed by Buffets Holdings, which has no independent assets or operations, and is secured by substantially all of our assets. Availability under the Credit Facility depends upon Buffets’ continued compliance with certain covenants and financial ratios including leverage, interest coverage and fixed charge coverage as specifically defined in the Credit Facility. Buffets was in compliance with all financial ratio covenants of the Credit Facility as of December 15, 2004. The financial ratio covenant requirements increase over time, however, as set forth in the senior credit agreement.

        As of December 15, 2004, we had $35.1 million in outstanding letters of credit, which expire through November 13, 2005. As of December 15, 2004, we had $44.9 million of total borrowing availability comprised of $30.0 million under the revolving credit facility and $14.9 million of collective borrowing capacity under the letter of credit facilities.

        On June 28, 2002, Buffets’ issued $230.0 million aggregate principal amount of its 11¼% senior subordinated notes due July 15, 2010 at an offering price of 96.181% of principal amount at maturity. Interest is payable semi-annually on January 15 and July 15 of each year. Except in the event of an initial public offering, we are not entitled to redeem Buffets’ 11¼% senior subordinated notes prior to July 15, 2006, after which we can choose to redeem some or all of Buffets’ 11¼% senior subordinated notes at specified redemption prices.

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

Seasonality and Quarterly Fluctuations

        Our sales are seasonal, with a lower percentage of annual sales occurring in most of our current market areas during the winter months. Our restaurant sales may also be affected by unusual weather patterns, particularly during the winter months, major world events or matters of public interest that compete for customers’ attention. Generally, restaurant sales per unit are lower in the winter months, our third fiscal quarter ending in April of each year. The impact of these reduced average weekly sales will be mitigated in our future quarterly data presentations through the inclusion of 16 weeks in the quarter ending in late April of each year, compared to only 12 or 13 weeks in each of the other fiscal quarters.

Forward-Looking Statements and Risk Factors

        The statements contained in this report which are not historical facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in, or implied by, forward-looking statements. We have tried, whenever possible, to identify these forward-looking statements using words such as “projects,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” and similar expressions. Similarly, statements herein that describe our business strategy, outlook, objectives, plans, intentions or goals are also forward-looking statements. The risks and uncertainties involving forward-looking statements include, but are not limited to, general business and economic conditions, negative publicity, the impact of competition, the seasonality of our business, adverse weather conditions, future commodity prices, fuel and utility costs, labor costs, employment and environmental laws, governmental regulations, and inflation. For a detailed discussion of risks and uncertainties that may cause our future performance to differ from that projected in the forward-looking statements, please refer to the “Risk Factors/Forward-Looking Statements” section contained in our Form 10-K filed with the Securities and Exchange Commission on September 28, 2004. All forward-looking statements speak only as of the date of this report. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are qualified by the cautionary statements in this section. We undertake no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Interest Rate Risks. We have interest rate exposure relating to the variable portion of our long-term obligations. Our 11¼% senior subordinated notes and our 13 7/8% senior discount notes are fixed rate instruments while the interest rates on the term loans under our credit facility are variable. A 1% change in interest rates on our variable rate debt would have resulted in our interest expense fluctuating by approximately $1.0 million for the 24 weeks ended December 15, 2004.

        Food Commodity Risks. Many of the food products purchased by us are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are outside our control. To control this risk in part, we have fixed price purchase commitments with terms of one year or less for some key food and supplies from vendors who supply our national food distributor. In addition, we believe that substantially all of our food and supplies are available from several sources, which helps to control food commodity risks. We believe we have the ability to increase menu prices, or vary the menu items offered, if needed, in response to food product price increases within the range that has been experienced historically. To compensate for a hypothetical price increase of 10% for food and beverages, we would need to increase menu prices by an average of approximately 3%. Our average price increases were approximately 2% for the 24 weeks ended December 15, 2004. Accordingly, we believe that a hypothetical 10% increase in food product costs would not have a material effect on our operating results.

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

        As of December 15, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, we concluded that our disclosure controls and procedures were effective.

        Changes in Internal Control. During the 12 weeks ended December 15, 2004, there were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities and Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         On November 12, 2004, Elaine Tiffany and Shannon Whitehead, two former restaurant managers of our wholly-owned subsidiary, HomeTown Buffet, Inc., individually and on behalf of all others similary situated, filed a class action lawsuit against HomeTown Buffet in California Superior Court in San Francisco County. On January 4, 2005, we removed the case to the U.S. federal court in San Francisco. The lawsuit alleges that HomeTown Buffet violated California wage and hour laws by failing to pay all of its California managers and assistant managers overtime, and for making deductions from bonus compensation based on the company's workers' compensation costs. The plaintiffs seek compensatory damages, penalties, restitution of unpaid overtime and deductions, pre-judgement interest, costs of suit and reasonable attorneys' fees. The complaint does not make a specific monetary demand. This action is in a preliminary stage, and we are currently not able to predict the outcome of this action or reasonably estimate a range of possible loss. We intend to defend this action vigorously.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        On December 15, 2004 we issued an aggregate of 121,150 shares of our common stock to certain of our employees for an aggregate consideration of $13,326.50. The issuances were exempt from registration in reliance upon Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering. All recipients were accredited or sophisticated investors. Appropriate legends were or will be affixed to the share certificates issued in such transactions. All recipients have received adequate information about us or had access, through director or employment relationships, to such information.

ITEM 6. EXHIBITS

31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer.
31.2.	Sarbanes-Oxley Act Section 302 Certification of Chief Operating Officer.
32.2.	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer.
32.2.	Sarbanes-Oxley Act Section 906 Certification of Chief Operating Officer.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUFFETS HOLDINGS, INC.

Date: January 13, 2005	By:	/s/ Roe H. Hatlen

Roe H. Hatlen
Chief Executive Officer (Duly Authorized Officer)

	By:	/s/ R. Michael Andrews, Jr.

R. Michael Andrews, Jr.
Chief Operating Officer
(Principal Financial and Accounting Officer)