Form 10-Q
period 2005-04-06
BUFFETS HOLDINGS, INC.
filed 2005-05-05
CIK 1292731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended April 6, 2005

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
YES [   ] NO [X]

The number of shares of Buffets Holdings, Inc.’s common stock outstanding as of May 5, 2005 was 3,175,135.

BUFFETS HOLDINGS, INC.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BUFFETS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	April 6,
	2004	2005
	(Unaudited)
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,072	$11,842
Restricted cash and cash equivalents	16,228	--
Receivables	6,963	7,533
Inventories	18,673	18,963
Prepaid expenses and other current assets	5,244	10,119
Deferred income taxes	15,915	15,263

Total current assets	89,095	63,720
PROPERTY AND EQUIPMENT, net	149,618	144,636
GOODWILL	312,163	312,163
DEFERRED INCOME TAXES	1,033	1,672
OTHER ASSETS, net	15,622	13,460

Total assets	$567,531	$535,651

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$43,280	$43,563
Accrued liabilities	68,663	64,760
Income taxes payable	4,531	2,915
Current maturities of long-term debt	2,300	2,097

Total current liabilities	118,774	113,335
LONG-TERM DEBT, net of current maturities	496,039	469,354
DEFERRED LEASE OBLIGATIONS	21,621	22,942
OTHER LONG-TERM LIABILITIES	7,013	6,830

Total liabilities	643,447	612,461
SHAREHOLDERS' DEFICIT:
Preferred stock; $.01 par value, 1,100,000 shares authorized; none issued and
outstanding as of June 30, 2004 and April 6, 2005	--	--
Common stock; $.01 par value, 3,600,000 shares authorized; 3,185,672 shares
issued and outstanding as of June 30, 2004 and 3,175,135 as of April 6, 2005	32	32
Additional paid in capital	--	14
Accumulated deficit	(75,948)	(76,856)

Total shareholders' deficit	(75,916)	(76,810)

Total liabilities and shareholders' deficit	$567,531	$535,651

        The accompanying notes are an integral part of these condensed consolidated financial statements.

BUFFETS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Sixteen Weeks Ended		Forty Weeks Ended
	April 7,	April 6,	April 7,	April 6,
	2004	2005	2004	2005
	(Unaudited)
	(In thousands)

RESTAURANT SALES	$287,573	$277,567	$718,456	$699,950
RESTAURANT COSTS:
Food	93,235	92,292	233,444	230,532
Labor	87,922	84,842	221,441	211,734
Direct and occupancy	66,257	67,303	166,632	169,384

Total restaurant costs	247,414	244,437	621,517	611,650
ADVERTISING EXPENSES	7,198	6,875	19,090	17,720
GENERAL AND ADMINISTRATIVE EXPENSES	14,515	12,185	33,094	33,035

OPERATING INCOME	18,446	14,070	44,755	37,545
INTEREST EXPENSE	11,919	15,068	29,515	36,999
INTEREST INCOME	(123)	(137)	(308)	(383)
LOSS RELATED TO REFINANCING	4,798	24	4,798	859
LOSS RELATED TO EARLY
EXTINGUISHMENT OF DEBT	2,727	—	2,727	1,923
OTHER INCOME	(285)	(297)	(1,128)	(717)

INCOME (LOSS) BEFORE INCOME TAXES	(590)	(588)	9,151	(1,136)
INCOME TAX EXPENSE (BENEFIT)	(520)	(256)	2,700	(511)

Net income (loss)	$(70)	$(332)	$6,451	$(625)

        The accompanying notes are an integral part of these condensed consolidated financial statements.

BUFFETS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Forty Weeks Ended
	April 7,	April 6,
	2004	2005
	(Unaudited)
	(In thousands)
OPERATING ACTIVITIES:
Net income (loss)	$6,451	$(625)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	26,005	24,942
Amortization of debt issuance cost	1,025	1,071
Accretion of original issue discount	618	9,163
Write-off of debt issuance cost related to bank refinancing	4,201	—
Loss related to early extinguishment of debt	2,727	1,923
Deferred income taxes	1,906	13
Loss on disposal of assets	192	1,763
Changes in assets and liabilities:
Receivables	(881)	(570)
Inventories	(568)	(603)
Prepaid expenses and other current assets	(1,863)	(4,875)
Accounts payable	(2,010)	384
Accrued and other liabilities	(6,708)	(2,765)
Income taxes payable	744	(1,616)

Net cash provided by operating activities	31,839	28,205

INVESTING ACTIVITIES:
Proceeds from sale leaseback	2,710	—
Purchase of fixed assets	(27,805)	(20,732)
Acquisition of 20% minority interest in Tahoe Joe's Inc.	(370)	—
Proceeds from sale (purchase) of other assets	2,023	(89)

Net cash used in investing activities	(23,442)	(20,821)

FINANCING ACTIVITIES:
Repayment of debt	(172,377)	(21,781)
Unrestricted cash proceeds from credit facility	195,300	—
Initial restricted cash proceeds from credit facility	34,700	—
Restricted cash proceeds from credit facility available
as of quarter end	(33,528)	—
Reduction of restricted cash available for early
extinguishment of debt	—	16,228
Use of restricted cash for early extinguishment of debt	(1,172)	(15,736)
Use of unrestricted cash for early extinguishment of debt	(15,300)	—
Redemption of subordinated notes	(18,311)	—
Issuance of stock	184	15
Repurchase of stock	(323)	(284)
Debt issuance costs	(2,693)	(56)

Net cash used in financing activities	(13,520)	(21,614)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(5,123)	(14,230)
CASH AND CASH EQUIVALENTS, beginning of period	15,855	26,072

CASH AND CASH EQUIVALENTS, end of period	$10,732	$11,842

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for—
Interest (net of capitalized interest of $207 and $371)	$33,425	$32,451

Income taxes	$46	$1,088

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

        The Company owns and operates a chain of restaurants under the names of Old Country Buffet, Country Buffet, HomeTown Buffet, Granny’s Buffet, Tahoe Joe’s Famous Steakhouse and Soup ‘N Salad Unlimited in the United States. The Company, operating principally in the mid-scale family dining industry segment, owned and operated 354 restaurants (345 family buffet restaurants and nine Tahoe Joe’s Famous Steakhouse Restaurants) and franchised 19 restaurants operating as of April 6, 2005.

Interim Financial Information

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all necessary adjustments, which are of a normal recurring nature, to present fairly the Company’s financial position and the results of its operations and cash flows for the periods presented, in conformity with accounting principles generally accepted in the United States of America and with the regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the forty weeks ended April 6, 2005 are not necessarily indicative of results that may be expected for the fiscal year ending June 29, 2005.

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

Fiscal Year

        The Company’s fiscal year is comprised of fifty-two, or fifty-three, weeks divided into four fiscal quarters of twelve, twelve, sixteen, and twelve or thirteen weeks.

2. Recent Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment”. This statement requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. SFAS No. 123(R) is effective as of the beginning of the first annual reporting period after December 15, 2005. The Company does not believe that the adoption of SFAS No. 123(R) will have a material impact on its results of operations or financial position.

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

        The following table shows the effect on net income (loss) had the Company applied the fair value expense recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands):

	Sixteen Weeks Ended		Forty Weeks Ended
	April 7,	April 6,	April 7,	April 6,
	2004	2005	2004	2005
Net income (loss) as reported	$(70)	$(332)	$6,451	$(625)
Compensation expense recorded in the financial
statements, net of tax effect	—	—	—	—
Pro forma compensation expense under the
provisions of SFAS No. 123, net of tax effect	2	—	4	—

Pro forma	$(72)	$(332)	$6,447	$(625)

4. Other Assets

        Other assets consist principally of debt issuance costs, notes receivable and other intangibles net of accumulated amortization of $1.1 million as of June 30, 2004 and $2.2 million as of April 6, 2005. Debt issuance costs are the capitalized costs incurred in conjunction with amending Buffets, Inc.‘s senior credit agreement, issuing Buffets, Inc.‘s senior subordinated notes and issuing Buffets Holdings’ senior discount notes. The debt issuance costs are being amortized over the terms of the financing arrangements using the effective interest method. Other intangibles include trademarks, franchise fees and liquor licenses. Trademarks and franchise fees are being amortized on a straight-line basis over 10 years. Liquor licenses are not amortized, as they have indefinite lives. Notes receivable principally arose from the sale of certain restaurant facilities. Long-term and short-term notes receivable collectively totaled $2.7 million as of June 30, 2004 and $1.9 million as of April 6, 2005. The notes receivable have due dates between 2006 and 2008.

        The gross carrying amount and accumulated amortization of each major class of other intangible assets were as follows (in thousands):

	Franchise fees		Trademarks		Liquor licenses		Total
	Gross		Gross		Gross		Gross
	carrying	Accumulated	carrying	Accumulated	carrying	Accumulated	carrying	Accumulated
	amount	amortization	amount	amortization	amount	amortization	amount	amortization
BALANCE, June 30, 2004	$69	$(56)	$34	$(29)	$345	$(25)	$448	$(110)
FY 2005 Activity:
Amortization	—	(7)	—	(5)	—	—	—	(12)

BALANCE, April 6, 2005	$69	$(63)	$34	$(34)	$345	$(25)	$448	$(122)

5. Long-Term Debt

        As of April 6, 2005, long-term debt outstanding was as follows (in thousands):

Buffets, Inc.
Credit Facility:
Revolving credit facility	$—
Term loan, interest at LIBOR plus 3.50%, due quarterly
through June 28, 2009 (interest rate at 6.3%)	207,069

Total Credit Facility	207,069
Senior subordinated notes, interest at 11.25%, due
July 15, 2010, net of discount of $5,151	179,514

Total long-term debt at Buffets, Inc.	386,583

Buffets Holdings, Inc.
Senior discount notes, interest at 13.875%, due
December 15, 2010, net of discount of $47,132	84,868

Grand total long-term debt	471,451
Less - Current maturities	2,097

$469,354

Credit Facility

        On February 20, 2004, Buffets, Inc. amended and restated its senior credit facility (the Credit Facility). The amended and restated Credit Facility provides for total borrowings of up to $310,000,000, including (i) a $230,000,000 term loan, (ii) a $30,000,000 revolving credit facility, (iii) a $20,000,000 letter of credit facility, and (iv) a $30,000,000 synthetic letter of credit facility. The terms of the Credit Facility permit Buffets, Inc. to borrow, subject to availability and certain conditions, incremental term loans or to issue additional notes in an aggregate amount up to $25,000,000. The borrowings under the term loan facility bear interest, at Buffets, Inc.’s option, at either adjusted LIBOR plus 3.50% or at an alternate base rate plus 2.50%, subject to a leverage-based pricing grid. The term loan and the synthetic letter of credit facility mature on June 28, 2009, while the revolving facility and the letter of credit facilities mature on June 28, 2007. The borrowings due under the term loan are payable in equal quarterly installments in an annual amount equal to 1% of the term loan during each of the first four and a half years of the loan, with the remaining balance payable due in equal quarterly installments during the last year of the loan. The Credit Facility is fully and unconditionally guaranteed by Buffets Holdings, which has no independent assets or operations, and is secured by substantially all of the Company’s assets. Availability under the Credit Facility depends upon Buffets, Inc.’s continued compliance with certain covenants and financial ratios including leverage, interest coverage and fixed charge coverage as specifically defined in the Credit Facility. Buffets, Inc. was in compliance with all financial ratio covenants of the Credit Facility as of April 6, 2005. The financial ratio covenant requirements increase over time, however, as set forth in the senior credit agreement.

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

        As of April 6, 2005, Buffets, Inc. had $35.7 million in outstanding letters of credit which expire through March 31, 2006. As of April 6, 2005, the Company had $44.3 million of total borrowing availability comprised of $30.0 million under the revolving credit facility and $14.3 million of collective borrowing capacity under the letter of credit facilities.

11¼% Senior Subordinated Notes

        On June 28, 2002, Buffets, Inc. issued 11¼% senior subordinated notes in the principal amount of $230 million due July 15, 2010 in a Rule 144A offering. Such notes were issued at an offering price of 96.181% of principal amount at maturity, resulting in an effective yield of 12% to the initial principal amount. Interest is payable semi-annually on January 15 and July 15 of each year through July 15, 2010. Accretion of the original issue discount was approximately $0.6 million during the first 40 weeks of fiscal 2004 and fiscal 2005, respectively, and is included in interest expense in the accompanying condensed consolidated statements of operations. Except in the event of an initial public offering, Buffets, Inc. is not entitled to redeem the notes at its option prior to July 15, 2006. The redemption price during the first twelve-month period following July 15, 2006 is 105.625%. The redemption price declines by 1.875% per year until July 15, 2009, at which point there is no redemption price premium. In the event of an initial public offering prior to July 15, 2006, Buffets, Inc. may redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 111.25%. Furthermore, in the event of a change in control, as defined in the indenture governing those notes, the holders of the notes may require the Company to repurchase the notes at a purchase price of 101% of the outstanding principal amount plus accrued and unpaid interest.

        In December 2002, Buffets, Inc. exchanged all outstanding 11¼% senior subordinated notes which were issued in June 2002 for registered 11¼% senior subordinated notes.

13 7/8% Senior Discount Notes

        On May 18, 2004, Buffets Holdings issued 13 7/8% senior discount notes due December 15, 2010 in a Rule 144A offering with a stated aggregate principal amount at maturity (including accreted amounts) of $132.0 million. The 13 7/8% senior discount notes were issued at a discount to their aggregate principal amount at maturity. Prior to July 31, 2008, interest will accrue on the 13 7/8% senior discount notes in the form of an increase in the accreted value of those notes. The accreted value of each note will increase until July 31, 2008 at a rate of 13.875% per annum. After this date, cash interest on the notes will accrue and be payable on January 31 and July 31 of each year at a rate of 13.875% per annum. Accretion of the discount was approximately $8.6 million during the first 40 weeks of fiscal 2005 and is included in interest expense in the accompanying consolidated statements of operations. If Buffets Holdings fails to meet certain leverage ratio tests on or about July 31, 2006 or July 31, 2008, additional interest will accrue on the notes from that date at a rate of 1% per annum, up to a maximum of 2% per annum.

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

        In July 2004, Buffets Holdings exchanged all outstanding 13 7/8% senior discount notes that were issued in May 2004 for registered 13 7/8% senior discount notes.

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

7. Significant Events

        During the quarter ended December 15, 2004, the Company incurred $1.3 million in severance charges related to the headcount reduction of 25 headquarters associates and the replacement of the Chief Executive Officer, as recognized in general and administrative expenses in the condensed consolidated statement of operations for the 40 weeks ended April 6, 2005.

        On November 12, 2004, Buffets Holdings filed an application with the Securities and Exchange Commission to withdraw its registration statement for an initial public offering of Income Deposit Securities that it had filed on August 27, 2004, due to market conditions. The registration statement had not yet been declared effective by the Securities and Exchange Commission and no securities had been offered or sold under the registration statement. In connection with this withdrawal, the Company incurred a charge of $0.8 million as reflected as a loss related to refinancing in the condensed consolidated statement of operations for the 40 weeks ended April 6, 2005.

8. Litigation

        On November 12, 2004, two former restaurant managers of our wholly-owned subsidiary, HomeTown Buffet, Inc., individually and on behalf of all others similarly situated, filed a class action lawsuit against HomeTown Buffet in California Superior Court in San Francisco County. On January 4, 2005, we removed the case to the U.S. federal court in San Francisco. The lawsuit alleges that HomeTown Buffet violated California wage and hour laws by failing to pay all of its California managers and assistant managers overtime, and for making deductions from bonus compensation based on the company’s workers’ compensation costs. The plaintiffs seek compensatory damages, penalties, restitution of unpaid overtime and deductions, pre-judgment interest, costs of suit and reasonable attorneys’ fees. The complaint does not make a specific monetary demand. This action is in a preliminary stage, and we are currently not able to predict the outcome of this action or reasonably estimate a range of possible loss. We intend to defend this action vigorously.

9. Condensed Consolidating Financial Statements

        Operations are conducted through Buffets Holdings’ subsidiaries and its ability to make payments on the senior discount notes is dependent on the earnings and the distribution of funds from its subsidiaries through loans, dividends or otherwise. However, none of its subsidiaries are obligated to make funds available to it for payment on the senior discount notes. The terms of the Credit Facility place restrictions on its ability to pay dividends and otherwise transfer assets to Buffets Holdings. Further, the terms of the indenture governing Buffets, Inc.’s senior subordinated notes place restrictions on the ability of Buffets, Inc. and Buffets Holdings’ other subsidiaries to pay dividends and otherwise transfer assets to Buffets Holdings.

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

Condensed Consolidating Balance Sheet
As of June 30, 2004

		Subsidiary	Subsidiary
	Parent	Issuer	Guarantors	Eliminations	Consolidated
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$96	$19,771	$6,205	$—	$26,072
Restricted cash and cash equivalents	—	16,228	—	—	16,228
Receivables	—	41,056	318,430	(352,523)	6,963
Inventories	—	789	17,884	—	18,673
Income taxes receivable	1,619	—	—	(1,619)	—
Prepaid expenses and other current
assets	—	4,711	533	—	5,244
Deferred income taxes	—	14,429	1,486	—	15,915

Total current assets	1,715	96,984	344,538	(354,142)	89,095
PROPERTY AND EQUIPMENT, net	—	8,206	141,412	—	149,618
GOODWILL, net	—	18,730	293,433	—	312,163
DEFERRED INCOME TAXES	—	1,033	—	—	1,033
OTHER ASSETS, net	2,847	410,013	5,264	(402,502)	15,622

Total assets	$4,562	$534,966	$784,647	$(756,644)	$567,531

LIABILITIES AND SHAREHOLDERS'
EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	180	395,799	2,519	(355,218)	43,280
Accrued liabilities	—	44,126	24,537	—	68,663
Income taxes payable	—	4,531	1,619	(1,619)	4,531
Current maturities of long-term debt	—	138	2,162	—	2,300

Total current liabilities	180	444,594	30,837	(356,837)	118,774
LONG-TERM DEBT, net of current
maturities	76,300	25,184	659,555	(265,000)	496,039
DEFERRED LEASE OBLIGATIONS	—	1,143	20,478	—	21,621
OTHER LONG-TERM LIABILITIES	—	3,476	3,537	—	7,013

Total liabilities	76,480	474,397	714,407	(621,837)	643,447

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY (DEFICIT)
Common stock	32	—	—	—	32
Additional paid in capital	—	82,311	199,494	(281,805)	—
Retained earnings (accumulated deficit)	(71,950)	(21,742)	(129,254)	146,998	(75,948)

Total shareholders' equity (deficit)	(71,918)	60,569	70,240	(134,807)	(75,916)

Total liabilities and
shareholders' equity (deficit)	$4,562	$534,966	$784,647	$(756,644)	$567,531

Condensed Consolidating Balance Sheet
As of April 6, 2005

		Subsidiary	Subsidiary
	Parent	Issuer	Guarantors	Eliminations	Consolidated
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$49	$7,979	$3,814	$—	$11,842
Receivables	—	552	292,056	(285,075)	7,533
Inventories	—	838	18,125	—	18,963
Prepaid expenses and other current
assets	5	6,001	4,113	—	10,119
Deferred income taxes	56	13,721	1,486	—	15,263

Total current assets	110	29,091	319,594	(285,075)	63,720
PROPERTY AND EQUIPMENT, net	—	6,727	137,909	—	144,636
GOODWILL, net	—	18,730	293,433	—	312,163
DEFERRED INCOME TAXES	968	704	—	—	1,672
OTHER ASSETS, net	2,628	407,874	5,260	(402,302)	13,460

Total assets	$3,706	$463,126	$756,196	$(687,377)	$535,651

LIABILITIES AND SHAREHOLDERS'
EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	3	329,036	2,671	(288,147)	43,563
Accrued liabilities	—	38,808	25,952	—	64,760
Income taxes payable	(3,981)	6,896	—	—	2,915
Current maturities of long-term debt	—	126	1,971	—	2,097

Total current liabilities	(3,978)	374,866	30,594	(288,147)	113,335
LONG-TERM DEBT, net of current
maturities	84,868	23,069	626,417	(265,000)	469,354
DEFERRED LEASE OBLIGATIONS	—	1,558	21,384	—	22,942
OTHER LONG-TERM LIABILITIES	—	3,277	3,553	—	6,830

Total liabilities	80,890	402,770	681,948	(553,147)	612,461

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY (DEFICIT)
Common stock	32	—	—	—	32
Additional paid in capital	14	82,311	199,244	(281,555)	14
Retained earnings (accumulated deficit)	(77,230)	(21,955)	(124,996)	147,325	(76,856)

Total shareholders' equity (deficit)	(77,184)	60,356	74,248	(134,230)	(76,810)

Total liabilities and
shareholders' equity (deficit)	$3,706	$463,126	$756,196	$(687,377)	$535,651

Condensed Consolidating Statement of Operations
For the Sixteen Weeks Ended April 7, 2004

		Subsidiary	Subsidiary
	Parent	Issuer	Guarantors	Eliminations	Consolidated
	(In thousands)

RESTAURANT SALES	$—	$11,999	$275,574	$—	$287,573
RESTAURANT COSTS:
Food	—	4,161	89,074	—	93,235
Labor	—	3,781	84,141	—	87,922
Direct and occupancy	—	1,730	64,527	—	66,257

Total restaurant costs	—	9,672	237,742	—	247,414
ADVERTISING EXPENSES	—	300	6,898	—	7,198
GENERAL AND ADMINISTRATIVE
EXPENSES	—	606	13,909	—	14,515

OPERATING INCOME (LOSS)	—	1,421	17,025	—	18,446
INTEREST EXPENSE	280	699	10,940	—	11,919
INTEREST INCOME	—	(123)	—	—	(123)
LOSS RELATED TO REFINANCING	597	4,201	—	—	4,798
LOSS RELATED TO EARLY
EXTINGUISHMENT OF DEBT	—	2,727	—	—	2,727
OTHER INCOME	—	(285)	—	—	(285)

INCOME (LOSS) BEFORE INCOME TAXES	(877)	(5,798)	6,085	—	(590)
INCOME TAX EXPENSE (BENEFIT)	(338)	(1,843)	1,661	—	(520)

Net income (loss)	$(539)	$(3,955)	$4,424	$—	$(70)

Condensed Consolidating Statement of Operations
For the Forty Weeks Ended April 7, 2004

		Subsidiary	Subsidiary
	Parent	Issuer	Guarantors	Eliminations	Consolidated
	(In thousands)

RESTAURANT SALES	$—	$30,200	$688,256	$—	$718,456
RESTAURANT COSTS:
Food	—	10,636	222,808	—	233,444
Labor	—	9,553	211,888	—	221,441
Direct and occupancy	—	4,102	162,530	—	166,632

Total restaurant costs	—	24,291	597,226	—	621,517
ADVERTISING EXPENSES	—	802	18,288	—	19,090
GENERAL AND ADMINISTRATIVE
EXPENSES	—	1,391	31,703	—	33,094

OPERATING INCOME (LOSS)	—	3,716	41,039	—	44,755
INTEREST EXPENSE	854	1,720	26,941	—	29,515
INTEREST INCOME	—	(308)	—	—	(308)
LOSS RELATED TO REFINANCING	597	4,201	—	—	4,798
LOSS RELATED TO EARLY
EXTINGUISHMENT OF DEBT	—	2,727	—	—	2,727
OTHER INCOME	—	(1,128)	—	—	(1,128)

INCOME (LOSS) BEFORE INCOME
TAXES	(1,451)	(3,496)	14,098	—	9,151
INCOME TAX EXPENSE (BENEFIT)	(559)	(1,075)	4,334	—	2,700

Net income (loss)	$(892)	$(2,421)	$9,764	$—	$6,451

Condensed Consolidating Statement of Operations
For the Sixteen Weeks Ended April 6, 2005

		Subsidiary	Subsidiary
	Parent	Issuer	Guarantors	Eliminations	Consolidated
	(In thousands)

RESTAURANT SALES	$—	$11,959	$265,608	$—	$277,567
RESTAURANT COSTS:
Food	—	4,335	87,957	—	92,292
Labor	—	3,803	81,039	—	84,842
Direct and occupancy	—	3,177	64,126	—	67,303

Total restaurant costs	—	11,315	233,122	—	244,437
ADVERTISING EXPENSES	—	296	6,579	—	6,875
GENERAL AND ADMINISTRATIVE
EXPENSES	1	524	11,660	—	12,185

OPERATING INCOME (LOSS)	(1)	(176)	14,247	—	14,070
INTEREST EXPENSE	3,518	693	10,857	—	15,068
INTEREST INCOME	—	(137)	—	—	(137)
LOSS RELATED TO REFINANCING	24	—	—	—	24
OTHER INCOME	—	(297)	—	—	(297)

INCOME (LOSS) BEFORE INCOME
TAXES	(3,543)	(435)	3,390	—	(588)
INCOME TAX EXPENSE (BENEFIT)	(1,171)	(148)	1,063	—	(256)

Net income (loss)	$(2,372)	$(287)	$2,327	$—	$(332)

Condensed Consolidating Statement of Operations
For the Forty Weeks Ended April 6, 2005

		Subsidiary	Subsidiary
	Parent	Issuer	Guarantors	Eliminations	Consolidated
	(In thousands)

RESTAURANT SALES	$—	$30,498	$669,452	$—	$699,950
RESTAURANT COSTS:
Food	—	10,917	219,615	—	230,532
Labor	—	9,475	202,259	—	211,734
Direct and occupancy	—	5,703	163,681	—	169,384

Total restaurant costs	—	26,095	585,555	—	611,650
ADVERTISING EXPENSES	—	772	16,948	—	17,720
GENERAL AND ADMINISTRATIVE
EXPENSES	4	1,439	31,592	—	33,035

OPERATING INCOME (LOSS)	(4)	2,192	35,357	—	37,545
INTEREST EXPENSE	8,810	1,691	26,498	—	36,999
INTEREST INCOME	—	(383)	—	—	(383)
LOSS RELATED TO REFINANCING	859	—	—	—	859
LOSS RELATED TO EARLY
EXTINGUISHMENT OF DEBT	—	1,923	—	—	1,923
OTHER INCOME	—	(717)	—	—	(717)

INCOME (LOSS) BEFORE INCOME
TAXES	(9,673)	(322)	8,859	—	(1,136)
INCOME TAX EXPENSE (BENEFIT)	(3,386)	(108)	2,983	—	(511)

Net income (loss)	$(6,287)	$(214)	$5,876	$—	$(625)

Condensed Consolidating Statement of Cash Flows
For the Forty Weeks Ended April 7, 2004

		Subsidiary	Subsidiary
	Parent	Issuer	Guarantors	Eliminations	Consolidated
	(In thousands)
OPERATING ACTIVITIES:
Net income (loss)	$(892)	$(2,421)	$9,764	$—	$6,451
Adjustments to reconcile net income (loss)
to net cash provided by (used in)
operating activities:
Depreciation and amortization	—	2,806	23,199	—	26,005
Amortization of debt issuance costs	—	61	964	—	1,025
Accretion of original issue discount	—	37	581	—	618
Write-off of debt issuance cost related to
bank refinancing	—	4,201	—	—	4,201
Loss related to early extinguishment of debt:
Write-off of debt issuance costs	—	558	—	—	558
Premium expensed	—	1,687	—	—	1,687
Original issue discount expensed	—	482	—	—	482
Deferred income taxes	—	114	1,792	—	1,906
Gain on disposal of assets	—	—	192	—	192
Changes in assets and liabilities:
Receivables	—	28,477	(27,650)	(1,708)	(881)
Inventories	—	27	(595)	—	(568)
Prepaid expenses and other assets	(4)	(2,966)	1,107	—	(1,863)
Accounts payable	50	(1,566)	(494)	—	(2,010)
Accrued and other liabilities	(1,045)	(4,544)	(1,119)	—	(6,708)
Income taxes payable/refundable	(559)	2,130	(827)	—	744

Net cash provided by (used in)
operating activities	(2,450)	29,083	6,914	(1,708)	31,839

INVESTING ACTIVITIES:
Proceeds from sale leaseback	—	—	2,710	—	2,710
Purchase of fixed assets	—	(965)	(26,840)	—	(27,805)
Corporate cash advances (payments)	—	(9,640)	7,932	1,708	—
Acquisition of 20% minority interest in
Tahoe Joe's Inc.	—	—	(370)	—	(370)
Proceeds from sale of other assets	(9)	—	2,032	—	2,023

Net cash provided by (used in)
investing activities	(9)	(10,605)	(14,536)	1,708	(23,442)

FINANCING ACTIVITIES:
Repayment of debt	—	(10,343)	(162,034)	—	(172,377)
Unrestricted cash proceeds from credit
facility	—	11,718	183,582	—	195,300
Initial restricted cash proceeds from credit
facility	—	2,082	32,618	—	34,700
Restricted cash proceeds from credit facility
available as of quarter end	—	(2,012)	(31,516)	—	(33,528)
Use of restricted cash for early
extinguishment of debt	—	(70)	(1,102)	—	(1,172)
Use of unrestricted cash for early
extinguishment of debt	—	(918)	(14,382)	—	(15,300)
Redemption of subordinated notes	(18,311)	—	—	—	(18,311)
Issuance of stock	184	—	—	—	184
Repurchase of stock	(323)	—	—	—	(323)
Dividends	20,847	(20,847)	—	—	—
Debt issuance costs	—	(162)	(2,531)	—	(2,693)

Net cash used in investing activities	2,397	(20,552)	4,635	—	(13,520)

NET CHANGE IN CASH AND CASH
EQUIVALENTS	(62)	(2,074)	(2,987)	—	(5,123)
CASH AND CASH EQUIVALENTS, beginning of
period	108	8,511	7,236	—	15,855

CASH AND CASH EQUIVALENTS, end of period	$46	$6,437	$4,249	$—	$10,732

Condensed Consolidating Statement of Cash Flows
For the Forty Weeks Ended April 6, 2005

		Subsidiary	Subsidiary
	Parent	Issuer	Guarantors	Eliminations	Consolidated
	(In thousands)
OPERATING ACTIVITIES:
Net income (loss)	$(6,287)	$(214)	$5,876	$—	$(625)
Adjustments to reconcile net income (loss)
to net cash provided by (used in)
operating activities:
Depreciation and amortization	—	2,559	22,383	—	24,942
Amortization of debt issuance costs	242	50	779	—	1,071
Accretion of original issue discount	8,568	36	559	—	9,163
Loss related to early extinguishment of debt:
Write-off of debt issuance costs	—	457	—	—	457
Premium expensed	—	986	—	—	986
Original issue discount expensed	—	480	—	—	480
Deferred income taxes	(1,024)	62	975	—	13
Loss on disposal of assets	—	—	1,763	—	1,763
Changes in assets and liabilities:
Receivables	—	29,468	(29,553)	(485)	(570)
Inventories	—	(49)	(554)	—	(603)
Prepaid expenses and other assets	(5)	(1,290)	(3,580)	—	(4,875)
Accounts payable	(177)	409	152	—	384
Accrued and other liabilities	—	(5,102)	2,337	—	(2,765)
Income taxes payable/refundable	(2,362)	2,365	(1,619)	—	(1,616)

Net cash provided by (used in)
operating activities	(1,045)	30,217	(482)	(485)	28,205

INVESTING ACTIVITIES:
Purchase of fixed assets	—	(1,064)	(19,668)	—	(20,732)
Corporate cash advances (payments)	—	(38,378)	37,893	485	—
Proceeds from sale of other assets	33	—	(122)	—	(89)

Net cash provided by (used in)
investing activities	33	(39,442)	18,103	485	(20,821)

FINANCING ACTIVITIES:
Repayment of debt	—	(1,307)	(20,474)	—	(21,781)
Reduction of restricted cash available
for early extinguishment of debt	—	974	15,254	—	16,228
Use of restricted cash for early
extinguishment of debt	—	(944)	(14,792)	—	(15,736)
Issuance of stock	15	—	—	—	15
Repurchase of stock	(284)	—	—	—	(284)
Dividends	1,290	(1,290)	—	—	—
Debt issuance costs	(56)	—	—	—	(56)

Net cash provided by (used in)
investing activities	965	(2,567)	(20,012)	—	(21,614)

NET CHANGE IN CASH AND CASH
EQUIVALENTS	(47)	(11,792)	(2,391)	—	(14,230)
CASH AND CASH EQUIVALENTS,
beginning of period	96	19,771	6,205	—	26,072

CASH AND CASH EQUIVALENTS,
end of period	$49	$7,979	$3,814	$—	$11,842

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

Overview

        We are the largest operator of company-owned stores in the buffet/grill sector (through Buffets and its subsidiaries), as measured in both sales and number of restaurants. Our restaurants are principally operated under the names Old Country Buffet and HomeTown Buffet. As of April 6, 2005, we had 354 company-owned restaurants and 19 franchised locations in 36 states.

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

        Our financial results are significantly impacted by changes in sales at our company-owned restaurants. Changes in sales are largely driven by changes in average weekly guest counts and average guest check. Average weekly guest counts are affected by changes in consumer confidence levels, competition, economic conditions and unusual weather patterns. We monitor average weekly guest counts very closely, as they directly impact our revenues and profits, and focus substantial efforts on growing these numbers on a same-store basis. Same-store average weekly sales and guest counts are affected by our ability to consistently deliver a high-quality, value-priced selection of home-style cooked meals in a clean and pleasant self-service buffet format, the success of our marketing promotions and other business strategies.

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

        Since we acquired Buffets in a buyout from its public shareholders in October 2000, we have focused on improving asset management and optimizing our capital structure. As a result, we have had net closures of 50 restaurants either through early termination, or non-renewal at lease end, since October 2000. We expect the number of closures to abate in the next couple of years, and reach an equilibrium point at which new openings and select relocations will approximate the number of restaurants which we close because they do not meet our profitability goals.

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

        The following is a description of the line items from our condensed consolidated statements of operations:

•	We recognize as restaurant sales the proceeds from the sale of food and beverages at our company owned restaurants at the time of such sale. We recognize the proceeds from the sale of gift certificates/cards when the gift certificates/cards are redeemed at our restaurants. Until redemption, the unearned revenue from the sale of gift certificates/cards is included in accrued liabilities on our consolidated balance sheets. Our franchise income includes royalty fees and initial franchise fees received from our franchisees. We recognize royalty fees as other income based on the sales reported at the franchise restaurants.

•	Restaurant costs reflect only direct restaurant operating costs, including food, labor and direct and occupancy costs. Labor costs include compensation and benefits for both hourly and restaurant management employees. Direct and occupancy costs consist primarily of costs of supplies, maintenance, utilities, rent, real estate taxes, insurance, depreciation and amortization.

•	Advertising expenses reflect all advertising and promotional costs.

•	General and administrative expenses reflect all costs, other than advertising expenses, not directly related to the operation of restaurants. These expenses consist primarily of corporate administrative compensation and overhead, district and regional management compensation and related management expenses and the costs of recruiting, training and supervising restaurant management personnel.

•	Interest expense reflects interest costs associated with our debt, amortization of debt issuance cost and accretion of original issuance discount on our subordinated notes and bonds.

•	Interest income reflects interest earned on our short-term investments.

•	Loss related to refinancing for 2004 reflects the write-off of debt issuance cost in connection with the amendment and restatement of our senior credit agreement on February 20, 2004 as well as costs associated with an uncompleted senior discount note offering. Loss related to refinancing for 2005 represents costs associated with an initial public offering of Income Deposit Securities that was withdrawn due to unfavorable market conditions.

•	Loss related to the early extinguishment of debt reflects the costs associated with redeeming a portion of Buffets' 11 1/4% senior subordinated notes prior to their maturity.

•	Other income primarily reflects franchise fees earned, less minority interest associated with our Tahoe Joe's subsidiary. During August 2003, we exercised our call option to acquire the remaining 20% interest in Tahoe Joe's, Inc. from the minority holder.

•	Income tax expense reflects the current and deferred tax provision (benefit) determined in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

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

Recoverability of Long-Lived Assets

        We periodically evaluate long-lived assets and goodwill related to those assets for impairment whenever events or changes in circumstances indicate the carrying value amount of an asset or group of assets may not be recoverable. We consider a history of operating losses and the other factors described to be its primary indicator of potential impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows, namely individual restaurants. A restaurant is deemed to be impaired if a forecast of undiscounted future operating cash flows directly related to the restaurant, including disposal value, if any, are less than its carrying amount. If a restaurant is determined to be impaired, the loss is measured as the amount by which the carrying amount of the restaurant exceeds its fair value. Fair value is based on quoted market prices in active markets, if available. If quoted market prices are not available, an estimate of fair value is based on the best information available, including prices for similar assets or the results of valuation techniques such as discounted estimated future cash flows as if the decision to continue to use the impaired restaurant was a new investment decision. We generally measure fair value by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates. There were no impairment charges during the first forty weeks of fiscal 2005 or fiscal 2004.

Results of Operations

        The following discussion reflects our historical results for the 16-week and 40-week periods ended April 6, 2005 and April 7, 2004.

        Our future results may not be consistent with our historical results due to factors discussed in “Forward-Looking Statements and Risk Factors” and other factors. The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report.

For the 16 Weeks Ended April 6, 2005 Compared to the 16 Weeks Ended April 7, 2004

        The following table sets forth our results of operations based on the percentage relationship of the items listed to our restaurant sales during the periods shown:

	16 Weeks		16 Weeks
	Ended		Ended
	April 7, 2004		April 6, 2005
	(dollars in thousands)

Restaurant sales	$287,573	100.0%	$277,567	100.0%
Restaurant costs	247,414	86.0	244,437	88.1
Advertising expenses	7,198	2.5	6,875	2.5
General and administrative expenses	14,515	5.0	12,185	4.4

Operating income	18,446	6.4	14,070	5.1
Interest expense	11,919	4.1	15,068	5.4
Interest income	(123)	—	(137)	—
Loss related to refinancing	4,798	1.7	24	—
Loss related to early extinguishment of debt	2,727	0.9	—	—
Other income	(285)	(0.1)	(297)	(0.1)

Loss before income taxes	(590)	(0.2)	(588)	(0.2)
Income tax benefit	(520)	(0.2)	(256)	(0.1)

Net loss	$(70)	—	$(332)	(0.1)

         Certain percentage amounts do not sum to total due to rounding.

         Restaurant Sales. Restaurant sales for the 16 weeks ended April 6, 2005 decreased $10.0 million, or 3.5%, compared with the 16 weeks ended April 7, 2004. The decline in sales for the quarter ended April 6, 2005 versus the prior year period was impacted by the closure of 10 buffet restaurants, partially offset by the opening of three units over the past year. Average weekly sales for the third quarter of fiscal 2005 of $49,205 were 0.9% lower than the comparable prior year period’s average weekly sales of $49,659. Same-store sales for the third quarter of fiscal 2005 decreased by 1.9% compared to the comparable prior year period, reflecting a 3.8% decline in guest traffic partially offset by a 1.9% increase in average check. We attribute the weak sales trends during the third quarter of 2005 to softening consumer confidence levels, adverse weather conditions at various times during the period and a shift in the timing of the Christmas and New Year holidays to higher-volume weekend days as opposed to lower-volume days in the comparable prior year period. We believe high energy costs and uncertain economic conditions have affected our customers’ disposable income spending decisions and adversely impacted our guest counts. We currently expect same-store sales for the fourth quarter of fiscal 2005 (the 12-week period ending June 29, 2005) to range between a one and a three percent improvement versus the comparable period in fiscal 2004.

        Restaurant Costs. Restaurant costs for the third quarter of fiscal 2005 increased by 2.1% as a percentage of sales compared with the comparable prior year period. Food costs increased 0.9% as a percentage of sales during the third quarter in fiscal 2005 as compared to the prior year period primarily due to increased chicken and dairy commodity costs. Labor costs were flat as a percentage of sales as compared to the comparable quarter in the prior year. Direct and occupancy costs increased by 1.2% measured as a percentage of sales versus the comparable quarter in the prior year due to higher utility costs and leverage issues attributable to reasonably fixed costs on a declining sales base. We currently expect that restaurant costs will range between 86.0% and 86.2% as a percentage of sales during the fourth quarter of fiscal 2005.

        Advertising Expenses. Advertising costs were flat as a percentage of sales during the third quarter of fiscal 2005 versus the comparable quarter in the prior year. We expect that advertising costs will range between 2.9% and 3.1% as a percentage of sales during the fourth quarter of this year.

        General and Administrative Expenses. General and administrative expenses decreased 0.6% as a percentage of sales during the third quarter of fiscal 2005 as compared to the 16 weeks ended April 7, 2004. This decrease was largely due to reduced bonus expense, 401K expense, litigation expense and severance expense. We currently expect that general and administrative expenses will range between 4.2% and 4.4% as a percentage of sales for the fourth quarter of fiscal 2005.

        Interest Expense. Interest expense increased 1.3% as a percentage of sales during the third quarter of fiscal 2005 versus the comparable prior year period primarily due to the issuance of our 13 7/8% senior discount notes issued in May 2004. We currently expect that interest expense will range between 5.0% and 5.2% as a percentage of sales for the fourth quarter of fiscal 2005.

        Loss Related to Refinancing. On February 20, 2004, Buffets, Inc. entered into an amended and restated Credit Facility. In connection with this bank refinancing, we wrote off $4.2 million of debt issuance costs related to the predecessor Credit Facility. In addition, we incurred $0.6 million in transaction fees associated with an uncompleted senior discount note offering.

        Loss Related to the Early Extinguishment of Debt. During the third quarter of fiscal 2004, we repurchased $14.3 million of 11¼% senior subordinated notes due in 2010 at an average price of 111.4%. The difference between the premium purchase price and the discounted carrying value of the senior subordinated notes, as well as the associated write-off of debt issuance costs, was recognized as a loss related to the early extinguishment of debt.

        Income Taxes. Income taxes decreased 0.1% as a percentage of sales for the 16 weeks ended April 6, 2005 compared to the 16 weeks ended April 7, 2004 principally due to an increase in the effective tax rate. The increase in the effective tax rate was largely attributable to the non-deductibility of a portion of our 13 7/8% senior discount notes.

For the 40 Weeks Ended April 6, 2005 Compared to the 40 Weeks Ended April 7, 2004

        The following table sets forth our results of operations based on the percentage relationship of the items listed to our restaurant sales during the periods shown:

	40 Weeks		40 Weeks
	Ended		Ended
	April 7, 2004		April 6, 2005
	(dollars in thousands)
Restaurant sales	$718,456	100.0%	$699,950	100.0%
Restaurant costs	621,517	86.5	611,650	87.4
Advertising expenses	19,090	2.7	17,720	2.5
General and administrative expenses	33,094	4.6	33,035	4.7

Operating income	44,755	6.2	37,545	5.4
Interest expense	29,515	4.1	36,999	5.3
Interest income	(308)	—	(383)	(0.1)
Loss related to refinancing	4,798	0.7	859	0.1
Loss related to early extinguishment of debt	2,727	0.4	1,923	0.3
Other income	(1,128)	(0.2)	(717)	(0.1)

Income (loss) before income taxes	9,151	1.3	(1,136)	(0.2)
Income tax expense (benefit)	2,700	0.4	(511)	(0.1)

Net income (loss)	$6,451	0.9	$(625)	(0.1)

         Certain percentage amounts do not sum to total due to rounding.

        Restaurant Sales. Restaurant sales for the 40 weeks ended April 6, 2005 decreased $18.5 million, or 2.6%, compared with the 40 weeks ended April 7, 2004. The decline in sales for the first 40 weeks of fiscal 2005 versus the prior year period was impacted by the closure of 10 buffet restaurants, partially offset by the opening of three units over the past year. Average weekly sales for the first 40 weeks of fiscal 2005 of $49,313 were 0.2% lower than the comparable prior year period’s average weekly sales of $49,395. Same-store sales for the first 40 weeks of fiscal 2005 decreased by 1.3% compared to the comparable prior year period, reflecting a 3.4% decline in guest traffic partially offset by a 2.1% increase in average check.

        Restaurant Costs. Restaurant costs for the first 40 weeks of fiscal 2005 increased by 0.9% as a percentage of sales compared with the comparable prior year period. Food costs increased 0.4% as a percentage of sales primarily due to commodity pricing pressures principally in our chicken and dairy product categories, partially offset by a more stabilized and standardized menu relative to the comparable prior year period that had included multiple protein-related tests. Labor costs were 0.6% lower as a percentage of sales than those experienced in the comparable 40 weeks in the prior year primarily due to a rationalization of our restaurant management complement and reduced workers compensation costs. Direct and occupancy costs increased by 1.0% measured as a percentage of sales versus the comparable period in the prior year. The increase was largely attributable to approximately $1.8 million in losses on disposal primarily associated with the closure of nine restaurants and the cancellation of two new store openings, as well as higher utility costs.

        Advertising Expenses. Advertising costs decreased 0.2% as a percentage of sales during the first 40 weeks of fiscal 2005 versus the comparable period in the prior year as we significantly reduced television advertising during December and January.

        General and Administrative Expenses. General and administrative expenses increased 0.1% as a percentage of sales during the first 40 weeks of fiscal 2005 as compared to the 40 weeks ended April 7, 2004. Higher severance expense and professional fees during fiscal 2005 were largely offset by higher bonus expense and 401K expense during fiscal 2004.

        Interest Expense. Interest expense increased 1.2% as a percentage of sales during the first 40 weeks of fiscal 2005 versus the comparable prior year period primarily due to the issuance of our 13 7/8% senior discount notes issued in May 2004.

        Loss Related to Refinancing. During fiscal 2005, we incurred approximately $0.9 million in costs associated with an initial public offering of Income Deposit Securities that was withdrawn due to unfavorable market conditions. During fiscal 2004, Buffets, Inc. entered into an amended and restated Credit Facility. In connection with this bank refinancing, we wrote off $4.2 million of debt issuance costs related to the predecessor Credit Facility. In addition, we incurred $0.6 million in transaction fees associated with an uncompleted senior discount note offering.

        Loss Related to the Early Extinguishment of Debt. During the first quarter of fiscal 2005, we redeemed approximately $14.3 million of Buffets’ 11¼% senior subordinated notes at an average price of 106.7%. During the third quarter of fiscal 2004, we repurchased $14.3 million of 11¼% senior subordinated notes due in 2010 at an average price of 111.4%. The difference between the premium purchase price and the discounted carrying value of the senior subordinated notes, as well as the associated write-off of debt issuance costs, was recognized as a loss related to the early extinguishment of debt.

        Other Income. Other income decreased 0.1% as a percentage of sales during the first 40 weeks of fiscal 2005 compared with the comparable prior year period. The prior year total included an adjustment to our excess minority interest liability of approximately $345,000 concurrent with our acquisition of the remaining 20% interest in Tahoe Joe’s Inc. from the minority holder.

        Income Taxes. Income taxes decreased 0.5% as a percentage of sales for the 40 weeks ended April 6, 2005 compared to the 40 weeks ended April 7, 2004 principally due to a decrease in income before income taxes. The increase in the effective tax rate was largely attributable to the non-deductibility of a portion of our 13 7/8% senior discount notes.

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

        Operating Activities. Net cash provided by operating activities was $28.2 million for the 40 weeks ended April 6, 2005 and $31.8 million for the 40 weeks ended April 7, 2004. Net cash provided by operating activities exceeded the net loss for the first 40 weeks of fiscal 2005 principally due to the effect of depreciation and amortization, accretion of original issue discount and an increase in the loss related to the early extinguishment of debt, partially offset by an increase in prepaid expenses and a decrease in accrued and other liabilities. Net cash provided by operating activities exceeded net income for the first 40 weeks of fiscal 2004 primarily due to the effect of depreciation and amortization, a write-off of debt issuance cost related to bank refinancing and a loss related to early extinguishment of debt, partially offset by a decrease in accrued and other liabilities.

        Investing Activities. Net cash used in investment activities was $20.8 million for the 40 weeks ended April 6, 2005 and $23.4 million for the 40 weeks ended April 7, 2004. Investment activities were largely comprised of capital expenditures for both periods. During fiscal 2005, new restaurant construction accounted for approximately $10.1 million of our capital expenditures. The bulk of the remainder of our capital expenditures during fiscal 2005 were comprised of remodeling and improvement costs on our existing restaurants. During fiscal 2004, our capital expenditures were primarily comprised of $17.8 million in re-image expenditures, with the majority of the remaining expenditures representing remodeling and improvement outlays on our existing restaurants.

        Financing Activities. Net cash used in financing activities totaled $21.6 million for the first 40 weeks of fiscal 2005 and $13.5 million for the first 40 weeks of fiscal 2004. Financing activities consisted primarily of accelerated repayments of debt in both fiscal 2005 and 2004. In addition, Buffets, Inc. completed its partial bond repurchase program in August 2004, cumulatively expending $49.5 million to redeem $43.9 million of senior subordinated notes at an average price of 109.2% over a period of approximately six months. Buffets, Inc. spent $15.7 million during the first quarter of fiscal 2005 to redeem $14.3 million of senior subordinated notes at an average price of 106.7%.

        Future Capital Expenditures. During the remainder of fiscal 2005, we plan to:

•	Spend approximately $5 million on two more new restaurant openings this fiscal year, followed by two more openings next fiscal year.

•	Spend approximately $5 million on remodeling and improvement costs that will be capitalized. Remodels incorporate design elements to update the decor of our existing facilities including a lighter, more contemporary interior design and expanded dessert displays. Other improvement costs include a variety of outlays such as new carpet, equipment and minor leasehold improvements.

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

Credit Facilities and Other Long Term Debt

        On February 20, 2004, Buffets amended and restated its Credit Facility. The amended and restated Credit Facility provides for total borrowings of up to $310,000,000, including (i) a $230,000,000 term loan, (ii) a $30,000,000 revolving credit facility, (iii) a $20,000,000 letter of credit facility, and (iv) a $30,000,000 synthetic letter of credit facility. The terms of the Credit Facility permit Buffets to borrow, subject to availability and certain conditions, incremental term loans or to issue additional notes in an aggregate amount up to $25,000,000. The borrowings under the term loan facility bear interest, at Buffets’ option, at either adjusted LIBOR plus 3.50% or at an alternate base rate plus 2.50%, subject to a leverage-based pricing grid. The term loan and the synthetic letter of credit facility mature on June 28, 2009, while the revolving facility and the letter of credit facilities mature on June 28, 2007. Buffets has the option of tying its borrowings to LIBOR or a base rate when calculating the interest rate for the term loan. The base rate is the greater of Credit Suisse First Boston’s prime rate, or the federal funds effective rate plus one-half of 1 percent. The borrowings due under the term loan are payable in equal quarterly installments in an annual amount equal to 1% of the term loan during each of the first four and a half years of the loan, with the remaining balance payable due in equal quarterly installments during the last year of the loan. The Credit Facility is fully and unconditionally guaranteed by Buffets Holdings, which has no independent assets or operations, and is secured by substantially all of our assets. Availability under the Credit Facility depends upon Buffets’ continued compliance with certain covenants and financial ratios including leverage, interest coverage and fixed charge coverage as specifically defined in the Credit Facility. Buffets was in compliance with all financial ratio covenants of the Credit Facility as of April 6, 2005. The financial ratio covenant requirements increase over time, however, as set forth in the senior credit agreement.

        As of April 6, 2005, we had $35.7 million in outstanding letters of credit, which expire through March 31, 2006. As of April 6, 2005, we had $44.3 million of total borrowing availability comprised of $30.0 million under the revolving credit facility and $14.3 million of collective borrowing capacity under the letter of credit facilities.

        On June 28, 2002, Buffets’ issued $230.0 million aggregate principal amount of its 11¼% senior subordinated notes due July 15, 2010 at an offering price of 96.181% of principal amount at maturity. Interest is payable semi-annually on January 15 and July 15 of each year. Except in the event of an initial public offering, we are not entitled to redeem Buffets’ 11¼% senior subordinated notes’ prior to July 15, 2006, after which we can choose to redeem some or all of Buffets’ 11¼% senior subordinated notes at specified redemption prices.

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

Seasonality and Quarterly Fluctuations

        Our sales are seasonal, with a lower percentage of annual sales occurring in most of our current market areas during the winter months. Our restaurant sales may also be affected by unusual weather patterns, particularly during the winter months, major world events or matters of public interest that compete for customers’ attention. Generally, restaurant sales per unit are lower in the winter months, our third fiscal quarter ending in April of each year. The impact of these reduced average weekly sales is mitigated in our quarterly data presentations through the inclusion of 16 weeks in the quarter ending in early April of each year, compared to only 12 or 13 weeks in each of the other fiscal quarters.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Interest Rate Risks. We have interest rate exposure relating to the variable portion of our long-term obligations. Our 11¼% senior subordinated notes and our 13 7/8% senior discount notes are fixed rate instruments while the interest rates on the term loans under our credit facility are variable. A 1% change in interest rates on our variable rate debt would have resulted in our interest expense fluctuating by approximately $1.7 million for the 40 weeks ended April 6, 2005.

        Food Commodity Risks. Many of the food products purchased by us are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are outside our control. To control this risk in part, we have fixed price purchase commitments with terms of one year or less for some key food and supplies from vendors who supply our national food distributor. In addition, we believe that substantially all of our food and supplies are available from several sources, which helps to control food commodity risks. We believe we have the ability to increase menu prices, or vary the menu items offered, if needed, in response to food product price increases within the range that has been experienced historically. To compensate for a hypothetical price increase of 10% for food and beverages, we would need to increase menu prices by an average of approximately 3%. Our average price increases were approximately 2% for the 40 weeks ended April 6, 2005. Accordingly, we believe that a hypothetical 10% increase in food product costs would not have a material effect on our operating results.

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

        As of April 6, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, we concluded that our disclosure controls and procedures were effective.

        Changes in Internal Control. During the 16 weeks ended April 6, 2005, there were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities and Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        On November 12, 2004, Elaine Tiffany and Shannon Whitehead, two former restaurant managers of our wholly-owned subsidiary, HomeTown Buffet, Inc., individually and on behalf of all others similarly situated, filed a class action lawsuit against HomeTown Buffet in California Superior Court in San Francisco County. On January 4, 2005, we removed the case to the U.S. federal court in San Francisco. The lawsuit alleges that HomeTown Buffet violated California wage and hour laws by failing to pay all of its California managers and assistant managers overtime, and for making deductions from bonus compensation based on the company’s workers’ compensation costs. The plaintiffs seek compensatory damages, penalties, restitution of unpaid overtime and deductions, pre-judgment interest, costs of suit and reasonable attorneys’ fees. The complaint does not make a specific monetary demand. This action is in a preliminary stage, and we are currently not able to predict the outcome of this action or reasonably estimate a range of possible loss. We intend to defend this action vigorously.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        On December 17, 2004 we issued an aggregate of 23,000 shares of our common stock to certain of our employees for an aggregate consideration of $2,530.00. The issuances were exempt from registration in reliance upon Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering. All recipients were accredited or sophisticated investors. Appropriate legends were or will be affixed to the share certificates issued in such transactions. All recipients have received adequate information about us or had access, through director or employment relationships, to such information.

ITEM 6. EXHIBITS

31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer.
31.2.	Sarbanes-Oxley Act Section 302 Certification of Chief Operating Officer.
32.1.	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer.
32.2.	Sarbanes-Oxley Act Section 906 Certification of Chief Operating Officer.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUFFETS HOLDINGS, INC.

Date: May 5, 2005	By:	/s/ Roe H. Hatlen

Roe H. Hatlen
Chief Executive Officer (Duly Authorized Officer)

	By:	/s/ R. Michael Andrews, Jr.

R. Michael Andrews, Jr.
Chief Operating Officer
(Principal Financial and Accounting Officer)