Form 10-K
period 2005-06-29
BUFFETS HOLDINGS, INC.
filed 2005-09-23
CIK 1292731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 29, 2005
Commission file number: 333-116897
BUFFETS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-3754018

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1460 Buffet Way Eagan, Minnesota	55121

(Address of principal executive offices)	(Zip Code)
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
YES ☑ NO ☐
Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
The number of shares of Buffets Holdings, Inc. common stock outstanding as of September 23, 2005 was 3,175,135.

PART I
ITEM 1. BUSINESS
Unless the context indicates or requires otherwise, (I) the term “Buffets Holdings” refers to Buffets Holdings, Inc.; (ii) the term “Buffets” refers to Buffets, Inc., our principal operating subsidiary; and (iii) the terms “we,” “our,” “ours,” ”us” and the “company” refer collectively to Buffets Holdings and its subsidiaries. The use of these terms is not intended to imply that Buffets Holdings and Buffets are not separate and distinct legal entities.
Our Company
     Founded in 1983, Buffets is the largest operator of company-owned stores in the buffet/grill segment (through Buffets and its subsidiaries), as measured in both sales and number of restaurants. Our restaurants are principally operated under the names Old Country Buffet and HomeTown Buffet. As of June 29, 2005, we had 354 company-owned restaurants and 18 franchised locations in 36 states.
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
     Our buffet restaurants use an all-inclusive pricing strategy designed to provide dining value to our customers. As of June 29, 2005, the meal price at our buffet restaurants for dinner ranged from $8.79 to $9.99 and for lunch from $6.69 to $7.49, with discounts offered to senior citizens and children. The average guest check in our restaurants, including our Tahoe Joe’s Famous Steakhouses, for fiscal 2005 was $7.42. In order to further enhance our guests’ dining experience, we have focused on providing a level of customer service designed to supplement the self-service buffet format, including such features as limited table-side service and our scatter bar format.
     Our buffet restaurants average approximately 9,900 square feet in size and can generally seat between 225 and 400 people. On average, our buffet restaurants served approximately 6,900 customers per week in fiscal 2005. While we attract a broad variety of customers, including singles, families and senior citizens, our customer surveys indicate that approximately two-thirds of our guests are married and over half are between the ages of 25 and 54 years old (the largest segment of the population within the United States).
     We have a national footprint of restaurant locations, which are strategically concentrated in particular regions to maximize penetration within those markets and achieve operating and advertising synergies. Our television advertising program in 36 designated market areas provides media coverage for 63% of our buffet restaurants as of June 29, 2005. In addition, our restaurants are located in high customer traffic venues and include both freestanding units and units located in strip shopping centers and malls. As of June 29, 2005, 67% of our restaurants were located in strip shopping centers or malls and 33% were freestanding units.

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
     Each buffet restaurant typically employs a Senior General Manager or General Manager, Kitchen Manager, Service Manager and Food Bar Manager (collectively referred to as “restaurant managers”). Each of our restaurant General Managers has primary responsibility for day-to-day operations in one of our restaurants, including customer relations, food service, cost controls, restaurant maintenance, personnel relations, implementation of our policies and the restaurant’s profitability. A portion of each General Manager’s and other restaurant managers’ compensation depends directly on the restaurant’s profitability. Bonuses are paid to buffet restaurant managers each period based on a formula percentage of controllable restaurant profit. We believe that our compensation policies have been important in attracting, motivating and retaining qualified operating personnel.
     Each buffet restaurant general manager reports to an Area Director, or Senior Area Director, that reports to a Regional Vice President. Each Regional Vice President reports to our Executive Vice President of Operations. Our Tahoe Joe’s Famous Steakhouse restaurants are supervised by a divisional Chief Operating Officer, who reports to our corporate Chief Operating Officer.
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
     Advancement is tied to both current operational performance and training. General Managers may be selected to attend a specialized eight-day training program conducted at our corporate headquarters. This program focuses on advanced management skills with emphasis on team building and performance accountability.
     In addition to these programs, we conduct a variety of field training efforts for store management covering topics such as new product procedures, food safety and management development.
Research and Development, Menu Selection and Purchasing
     The processes of developing new food offerings and establishing standard recipes and product specifications are handled at our headquarters. Specialists drawn from the Food and Beverage, Marketing, Concept Development, Operations and Purchasing Departments lead this effort. Before new items are introduced or existing products are modified, a program of testing within limited markets is undertaken to assess customer acceptance and operational feasibility. Food quality is maintained through centralized supplier coordination and frequent restaurant visits by Area Directors and other management personnel.
     New product activity includes an ongoing roll-out of new items to keep the guest experience fresh. Additionally, we have periodic promotions, wherein a specific theme, such as BBQ, Italian, Asian, Seafood, Steak or Mexican, is highlighted on a given night. Each spring and fall, a seasonal menu is introduced to provide variety and more seasonally appropriate food. Furthermore, although most of the menu is similar for all buffet restaurants, individual restaurants have the option to customize a portion of the menu to satisfy local preferences.
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
Franchising and Joint Ventures
     We currently franchise 18 buffet restaurants under the Old Country Buffet and HomeTown Buffet names. One large franchisee comprises approximately 78% of the franchise base with small operators holding the remaining units. Franchisees must operate their restaurants in compliance with our operating and recipe manuals. Franchisees are not required to purchase food products or other supplies through us or our suppliers. Each franchised restaurant is required at all times to have a designated General Manager and Manager who have completed the required manager training program.

Advertising and Promotion
     We market our buffet restaurants through a two-tiered marketing approach including mass media advertising and community based marketing. Mass media advertising, predominantly television, is used when we can receive a profitable return on expenditures. Our mass media mix includes television advertisements and the limited use of print advertisements, radio advertisements and tour bus marketing. As of June 29, 2005, approximately 63% of our buffet restaurants are in markets supported by television advertisements.
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
     Community based marketing is the responsibility of each store, however, events and activities are coordinated and monitored centrally by our Community Marketing Department. Our local marketing efforts are designed to build relationships with the community. Most restaurants employ a dedicated community marketing representative who participates in an array of local events.
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
     Each of our Tahoe Joe’s Famous Steakhouse restaurants is further subject to licensing and regulation by a number of governmental authorities, including alcoholic beverage control agencies, in the state, county and municipality in which the restaurant is located. Difficulties or failures in obtaining the required licenses or approvals could delay or prevent the opening of a new restaurant in a particular area. Alcoholic beverage control regulations require restaurants to apply to a state authority and, in some locations, to county or municipal authorities for a license or permit to sell alcoholic beverages on the premises and to provide service for extended hours and on Sundays. Typically, licenses or permits must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of a restaurant’s operations, including the minimum age of patrons and employees, the hours of operation, advertising, and the wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages.
     In California, we may be subject to “dram-shop” statutes, which generally provide a person injured by an intoxicated patron the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. We carry liquor liability coverage as part of our existing comprehensive general liability insurance.
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
Employees
     As of June 29, 2005, we had approximately 22,000 employees. Except for approximately 350 corporate employees, approximately half of which worked at our corporate headquarters, our employees worked at our 354 company-owned restaurants. Generally, each buffet restaurant operates with three to five salaried managers and approximately 57 hourly employees. Our employees are not unionized. We have never experienced any significant work stoppages and believe that our employee relations are good.
     Our average wage costs have been reasonably stable for the past three fiscal years largely due to macro-economic conditions. Historically, in times of increasing average wage costs, we have been able to offset wage cost increases through increased efficiencies in operations and, as necessary, through retail price increases. There can be no assurance that we will continue to be able to offset wage cost increases in the future.

Risk Factors/Forward-Looking Statements
     This report, together with our other ongoing securities filings, press releases, conference calls and discussions with securities analysts and other communications, contains certain forward-looking statements that involve risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by us using words such as “expects,” “anticipates,” “intends,” “plans” and similar expressions. Our actual results could differ materially from those disclosed in these statements, due to various factors, including the following risk factors. We assume no obligation to publicly release the results of any revision or updates to forward-looking statements or these risk factors to reflect future events or unanticipated occurrences.
Our core buffet restaurants are a maturing restaurant concept and face intense competition.
     Our restaurants operate in a highly competitive industry comprising a large number of restaurants, including national and regional restaurant chains and franchised restaurant operations, as well as locally-owned, independent restaurants. Price, restaurant location, food quality, service and attractiveness of facilities are important aspects of competition, and the competitive environment is often affected by factors beyond a particular restaurant management’s control, including changes in the public’s taste and eating habits, population and traffic patterns and economic conditions. Many of our competitors have greater financial resources than we have and there are few non-economic barriers to entry. Therefore, new competitors may emerge at any time. We cannot assure you that we will be able to compete successfully against our competitors in the future or that competition will not have a material adverse effect on our operations or earnings.
     We have been operating our core buffet restaurant concept for over 20 years, and our restaurant locations have a median age of approximately 11 years. As a result, we are exposed to vulnerabilities associated with being a mature concept. These include vulnerability to innovations by competitors and out-positioning in markets where the demographics or customer preferences have changed. Mature units require greater expenditures for repair, maintenance, refurbishments and re-concepting, and we will be required to continue making such expenditures in the future in order to preserve traffic at many of our restaurants. We cannot assure you, however, that these expenditures, particularly for remodeling and refurbishing, will be successful in preserving or building guest counts.
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
     Our workers’ compensation and employee benefit expenses are disproportionately concentrated in states with adverse legislative climates. Our highest per-employee workers’ compensation insurance costs are in the State of California, where we retain a large employment presence. Various states have considered legislation that would require large employers to provide health insurance or equivalent funding for workers who have traditionally not been covered by employer health plans. Other potential state and federal mandates, such as compulsory paid absences, increases in overtime wages and unemployment tax rates, stricter citizenship requirements and revisions in the tax treatment of employee gratuities, could also adversely affect our business. Any increases in labor costs could have a material adverse effect on our results of operations and could decrease our profitability and cash available to service our debt obligations, if we were unable to compensate for such increased labor costs by raising the prices we charge our customers or realizing additional operational efficiencies.
We are dependent on timely delivery of fresh ingredients by our suppliers.
     Our restaurant operations are dependent on timely deliveries of fresh ingredients, including fresh produce, dairy products and meat. The cost, availability and quality of the ingredients we use to prepare our food are subject to a range of factors, many of which are beyond our control. Fluctuations in weather, supply and demand and economic and political conditions could adversely affect the cost, availability and quality of our ingredients. Historically, when operating expenses increased due to inflation or increases in food costs, we recovered increased costs by increasing our menu prices. However, we may not be able to recover increased costs in the future because competition may limit or prohibit such future increases. If our food quality declines due to the lack of, or lower quality of, our ingredients or due to interruptions in the flow of fresh ingredients and similar factors, customer traffic may decline and negatively affect our restaurants’ results. We rely exclusively on third-party distributors and suppliers for such deliveries. The number of companies capable of servicing our distribution needs on a national basis has declined over time, reducing our bargaining leverage and increasing vulnerability to distributor interruptions.
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
     In addition to wage and benefit regulatory risks, we are subject to other extensive government regulation at a federal, state and local level. These include, but are not limited to, regulations relating to the sale of food in all of our restaurants and of alcoholic beverages in our Tahoe Joe’s Famous Steakhouse restaurants. We are required to obtain and maintain governmental licenses, permits and approvals. Difficulty or failure in obtaining or maintaining them in the future could result in delaying or canceling the opening of new restaurants or the closing of current ones. Local authorities may suspend or deny renewal of our governmental licenses if they determine that our operations do not meet the standards for initial grant or renewal. This risk would be even higher if there were a major change in the licensing requirements affecting our types of restaurants.
     The Federal Americans with Disabilities Act prohibits discrimination on the basis of disability in public accommodations and employment. Mandated modifications to our facilities in the future to make different accommodations for disabled persons could result in material, unanticipated expense.
     Application of state “Dram Shop” statutes, which generally provide a person injured by an intoxicated patron the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person, to our operations, or liabilities otherwise associated with liquor service in our Tahoe Joe’s Famous Steakhouse restaurants, could negatively affect our financial condition if not otherwise insured.
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
     We cannot guarantee that our internal controls and training will be fully effective in preventing all food-borne illnesses. Furthermore, our reliance on third-party food processors makes it difficult to monitor food safety compliance and increases the risk that food-borne illness would affect multiple locations rather than single restaurants. Some food-borne illness incidents could be caused by third-party food suppliers and transporters outside of our control. New illnesses resistant to our current precautions may develop in the future, or diseases with long incubation periods could arise, such as bovine spongiform encephalopathy (“BSE”), sometimes referred to as “mad cow disease,” that could give rise to claims or allegations on a retroactive basis. In addition, the levels of chemicals or other contaminants that are currently considered safe in certain foods may be regulated more restrictively in the future or become the subject of public concern.
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
     Our success depends in part on our ability to secure leases in desired locations at rental rates we believe to be reasonable. We currently lease all of our restaurants located in shopping centers and malls, and we lease the land for all but one of our freestanding restaurants. We also lease the buildings for some of our freestanding locations. By December 2009, approximately 50 of our current leases will have expiring base lease terms and be subject to renewal consideration. Each lease agreement provides that the lessor may terminate the lease for a number of reasons, including our default in any payment of rent or taxes or our breach of any covenant or agreement in the lease. Termination of any of our leases could harm our results of operations and, as with a default under any of our indebtedness, could have a material adverse impact on our liquidity. Although we believe that we will be able to renew the existing leases that we wish to extend, we cannot assure you that we will succeed in obtaining extensions in the future at rental rates that we believe to be reasonable or at all. Moreover, if some locations should prove to be unprofitable, we could remain obligated for lease payments even if we decided to withdraw from those locations. See “Item 2. Properties.” We will incur special charges relating to the closing of such restaurants, including lease termination costs. Impairment charges and other special charges will reduce our profits.
We may not be able to protect our trademarks and other proprietary rights.
     We believe that our trademarks and other proprietary rights are important to our success and our competitive position. Accordingly, we devote substantial resources to the establishment and protection of our trademarks and proprietary rights. However, the actions taken by us may be inadequate to prevent imitation of our brands, proprietary rights and concepts by others, which may thereby dilute our brands in the marketplace or diminish the value of such proprietary rights, or to prevent others from claiming violations of their trademarks and proprietary rights by us. In addition, others may assert rights in our trademarks and other proprietary rights. Our exclusive rights to our trademarks are subject to the common law rights of any other person who began using the trademark (or a confusingly similar mark) prior to both the date of our registration and our first use of such trademarks in the relevant territory. For example, because of the common law rights of such a preexisting restaurant in portions of Colorado and Wyoming, our restaurants in those states use the name “Country Buffet.” We cannot assure you that third parties will not assert claims against our intellectual property or that we will be able to successfully resolve such claims. Future actions by third parties may diminish the strength of our restaurant concepts’ trademarks or other proprietary rights and decrease our competitive strength and performance. We could also incur substantial costs to defend or pursue legal actions relating to the use of our intellectual property, which could have a material adverse affect on our business, results of operation or financial condition.
ITEM 2. PROPERTIES
Restaurant Locations
     Our restaurants are located in both urban and suburban areas in a variety of strip shopping centers, malls and freestanding buildings. We lease all of our restaurant locations located in strip shopping centers and malls. Of the 117 restaurants located in freestanding buildings, we own the building and land for one of the restaurants. The remaining 116 restaurants are operated in company-funded leasehold improvements located on leased land or in facilities where we lease both the underlying land and the leasehold improvements.
     Our leases are generally for 10- or 15-year terms, with two to four options exercisable at our discretion to renew for a period of five years each. The leases provide for rent to be paid on a monthly basis.

     As of June 29, 2005, we and our franchisees operated 372 locations as follows:

	Number of
	Company-	Number of
	Operated	Franchised	Total Number of
State	Restaurants	Restaurants	Restaurants
Arizona	5	8	13
California	95	1	96
Colorado	11	1	12
Connecticut	6	—	6
Delaware	1	—	1
Florida	2	—	2
Georgia	1	—	1
Idaho	1	—	1
Illinois	32	—	32
Indiana	11	—	11
Iowa	5	—	5
Kansas	2	—	2
Kentucky	3	—	3
Maine	1	—	1
Maryland	9	—	9
Massachusetts	9	—	9
Michigan	20	—	20
Minnesota	15	—	15
Missouri	10	—	10
Montana	1	—	1
Nebraska	—	3	3
New Jersey	8	—	8
New Mexico	—	2	2
New York	16	—	16
Ohio*	16	—	16
Oklahoma	2	—	2
Oregon	7	—	7
Pennsylvania	20	—	20
Rhode Island	1	—	1
Tennessee	1	—	1
Texas	5	—	5
Utah	—	2	2
Virginia	9	—	9
Washington	16	—	16
Wisconsin	12	—	12
Wyoming	1	1	2

Total	354	18	372

*	One restaurant closed for remodeling as of June 29, 2005.
Our corporate headquarters is located in leased facilities in Eagan, Minnesota.

     The following table sets forth information concerning our owned property as follows:

Location	Acres	Use and Ownership
Coon Rapids, Minnesota	2.49	Buffet restaurant property owned by OCB Restaurant Co.
Marshfield, Wisconsin	5.04	Cabinet shop owned by OCB Restaurant Co.
New Restaurant Development
     Historically, restaurant development has been approached on a disciplined basis, filling existing markets and capitalizing on opportunities where we had advertising and operational efficiencies. Where appropriate, we have occasionally closed restaurants that did not meet our strategic objectives or profitability goals.
Improvement of Existing Restaurants
     We remain committed to maintaining and upgrading our restaurants to expand our guest base and maintain our appeal among repeat customers. Our interior remodeling program takes advantage of scheduled maintenance capital expenditures to update our restaurants to reflect a more contemporary interior design that provides a more visually appealing and comfortable restaurant interior. We plan on continuing the upgrading of our units with a new interior décor package over the next five to seven years as they become due for a recurring refurbishment. Through this phased approach, we can minimize incremental capital expenditures, while providing a better and more contemporary dining environment for our guests. Our planned remodeling effort will focus on interior décor elements that have resonated well with guests.
Trademarks and Other Intellectual Property
     As of June 29, 2005, we had restaurants operating under the following trademarks or service marks that we have registered with the United States Patent and Trademark Office. The number within parentheses below represents the number of restaurants:
•	Old Country Buffet® (169),

•	HomeTown Buffet® (162),

•	Soup ‘N Salad Unlimited® (1) (this restaurant was closed for remodeling as of June 29, 2005).
     In addition, as of June 29, 2005, we had company-owned restaurants operating under the following trademarks or service marks: Country BuffetTM (12), Granny’s BuffetSM (1) and Tahoe Joe’s Famous SteakhouseSM (9) for which we have federal registrations for Tahoe Joe’s®. As far as we are aware, our trademarks and registered service marks are generally valid and enforceable as long as the marks are used in connection with our restaurants and services. We regard our service marks and trademarks as having significant value and being an important factor in the development of our buffet and other restaurant concepts. Our policy is to pursue and maintain registration of our service marks and trademarks whenever practicable and to oppose vigorously any infringement or dilution of our service marks and trademarks.
     We also have a proprietary interest in many of our recipes and restaurant systems.

ITEM 3. LEGAL PROCEEDINGS
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
     We are also involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of those matters will not have a material adverse effect on our consolidated financial position or the results of operations.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of security holders of the Company during the fiscal year covered by this report.

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
     As of June 29, 2005, we had approximately 25 holders of our 3,175,135 shares of our common stock. There is no established public trading market for our common stock.
     We have had four dividend transactions over the past three fiscal years totaling approximately $88.7 million in cash payments. Of this amount, approximately $27.8 million comprises cash payments of $0.4 million and $27.4 million in fiscal years 2003 and 2004, respectively, on subordinated notes that were previously issued to stockholders on June 28, 2002 as non-cash dividends.
     The terms of our credit facility place restrictions on Buffets’ ability to pay dividends and otherwise transfer assets to us. Further, the terms of the indenture governing Buffets’ senior subordinated notes place restrictions on the ability of Buffets and our other subsidiaries to pay dividends and otherwise transfer assets to us.
     During fiscal 2005, we issued and sold the following unregistered securities:
(a)	On November 4, 2004, we granted options to purchase an aggregate of 7,393 shares of our common stock to certain of our employees, each at an exercise price of $0.11 per share.

(b)	On December 13, 2004, we issued an aggregate of 112,275 shares of common stock to certain of our employees.

(c)	On December 14, 2004, we issued an aggregate of 3,875 shares of common stock to certain of our employees.

(d)	On December 15, 2004, we issued an aggregate of 5,000 shares of common stock to certain of our employees.

(e)	On December 16, 2004, we granted options to purchase an aggregate of 2,743 shares of our common stock to certain of our employees, each at an exercise price of $0.11 per share.

(f)	On December 17, 2004 we issued an aggregate of 23,000 shares of our common stock to certain of our employees.

(g)	On April 7, 2005, we granted options to purchase an aggregate of 1,535 shares of our common stock to certain of our employees, each at an exercise price of $0.11 per share.
     The grants of options to purchase our common stock disclosed in paragraphs (a), (e), and (g) were made under our Equity Participation Plan. Each of the above-described transactions were exempt from registration pursuant to Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering and/or Rule 701 under the Securities Act as exempt offers and sales of securities under a written compensatory benefit plan. Appropriate legends were or will be affixed to the share certificates and other instruments issued in such transactions. All recipients either have received or will receive adequate information about us or had or have access, through director or employment relationships, to such information.
     The issuances disclosed in paragraphs (b), (c), (d) and (f) were exempt from registration in reliance upon Section 4(2) of the Securities Act or promulgated thereunder as transactions by an issuer not involving a public offering. All recipients were accredited or sophisticated investors. Appropriate legends were affixed to the share certificates issued in such transactions. All recipients have received adequate information about us or had access, through director or employment relationships, to such information.

ITEM 6. SELECTED FINANCIAL DATA

	Period from
	October 2,			26-Week
	2000			Transitional
	(Inception)	Fiscal Year	28 Weeks	Period	50 Weeks	Fiscal Year	Fiscal Year	Fiscal Year
	through	Ended	Ended	Ended	Ended	Ended	Ended	Ended
	January 3,	January 2,	July 18,	July 3,	July 3,	July 2,	June 30,	June 29,
	2001	2002	2001	2002	2002	2003	2004	2005
	(Dollars in thousands, except average guest check and average weekly sales)
Operating Data:
Restaurant sales	$239,370	$1,044,734	$567,821	$527,084	$1,003,997	$985,286	$942,831	$926,781
Restaurant costs	204,379	886,069	481,832	444,917	849,154	850,840	812,662	808,588
Advertising expenses	5,726	27,640	15,708	14,349	26,281	28,589	25,854	24,014
General and administrative expenses	12,204	50,569	26,700	25,687	49,556	45,382	42,722	43,512
Goodwill amortization	2,543	10,942	5,975	—	4,967	—	—	—
Impairment of assets	—	—	—	—	—	4,803	1,878	3,609
Gain on sale of Original Roadhouse Grill restaurants	—	—	—	—	—	(7,088)	—	—
Loss on sale leaseback transactions	—	—	—	—	—	5,856	—	—
Financing-related compensation expenses	—	—	—	—	—	—	2,240	—

Operating income	$14,518	$69,514	$37,606	$42,131	$74,039	$56,904	$57,475	$47,058

Net income (loss)	$579	$12,555	$5,801	$(7,517)	$(763)	$11,927	$7,970	$(2,184)

Cash Flow and Other Financial Data:
Capital expenditures	$14,389	$38,096	$20,352	$14,280	$32,318	$25,722	$33,007	$29,131
Depreciation and amortization	11,311	53,404	29,007	20,409	44,808	36,885	33,807	32,247
Cash flow from operating activities	25,401	68,835	35,521	39,250	72,564	57,656	50,490	52,675
Cash flow from (used in) investing activities	4,540	2,575	(21,190)	(11,337)	12,428	26,662	(28,383)	(28,471)
Cash flow from (used in) financing activities	(138,751)	(59,590)	(14,000)	(47,164)	(92,754)	(76,825)	(11,890)	(29,614)

Balance Sheet Data (at end of period)
Total assets	$683,866	$637,701	$670,268	$615,672	$615,672	$552,986	$567,531	$545,023
Total debt(1)	405,074	348,220	392,172	493,981	493,981	421,122	498,339	466,194

Supplemental Data(2):
Number of company-owned restaurants (at end of period)	406	401	408	393	393	372	360	354
Average guest check	$6.73	$6.89	$6.84	$7.03	$7.00	$7.13	$7.22	$7.42
Average weekly sales	$45,464	$49,368	$49,822	$51,044	$49,973	$48,953	$49,949	$50,273
Same store sales change	0.2%	2.1%	2.4%	0.2%	(0.9)%	(4.2)%	1.3%	(0.6)%

(1)	Total debt represents the amount of our long-term debt, including current maturities.

(2)	Reflects data relating to all of our company-owned restaurants.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     You should read the following discussion in conjunction with “Selected Financial Data” and our consolidated financial statements and related notes included elsewhere in this report. Some of the statements in the following discussion are forward-looking statements. See “Risk Factors/Forward-Looking Statements.”
Overview
     We are the largest operator of company-owned stores in the buffet/grill sector (through Buffets and its subsidiaries), as measured in both sales and number of restaurants. Our restaurants are principally operated under the names Old Country Buffet and HomeTown Buffet. As of June 29, 2005, we had 354 company-owned restaurants and 18 franchised locations in 36 states.
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
     Our financial results are significantly impacted by changes in sales at our company-owned restaurants. Changes in sales are largely driven by changes in average weekly guest counts and average guest check. Average weekly guest counts are affected by changes in consumer confidence, competition, economic conditions and unusual weather patterns. We monitor average weekly guest counts very closely, as they directly impact our revenues and profits, and focus substantial efforts on growing these numbers on a same-store basis. Same-store average weekly sales and guest counts are affected by our ability to consistently deliver a high-quality, value-priced selection of home-style cooked meals in a clean and pleasant self-service buffet format, the success of our marketing promotions and other business strategies.
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
     Since we acquired Buffets in a buyout from its public shareholders in October 2000, we have focused on improving asset management and optimizing our capital structure. As a result, we have had net closures of 50 restaurants in less attractive locations either through early termination, or non-renewal at lease end, since October 2000.

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
     The following is a description of the line items from our consolidated statements of operations and selected financial data:
•	We recognize as restaurant sales the proceeds from the sale of food and beverages at our company owned restaurants at the time of such sale. We recognize the proceeds from the sale of gift certificates/cards when the gift certificates/cards are redeemed at our restaurants. Until redemption, the unearned revenue from the sale of gift certificates/cards is included in accrued liabilities on our consolidated balance sheets. Our franchise income includes royalty fees and initial franchise fees received from our franchisees. We recognize royalty fees as other income based on the sales reported at the franchise restaurants.

•	Restaurant costs reflect only direct restaurant operating costs, including food, labor and direct and occupancy costs. Labor costs include compensation and benefits for both hourly and restaurant management employees. Direct and occupancy costs consist primarily of costs of supplies, maintenance, utilities, rent, real estate taxes, insurance, depreciation and amortization.

•	Advertising expenses reflect all advertising and promotional costs.

•	General and administrative expenses reflect all costs, other than advertising expenses, not directly related to the operation of restaurants. These expenses consist primarily of corporate administrative compensation and overhead, district and regional management compensation and related management expenses and the costs of recruiting, training and supervising restaurant management personnel.

•	Goodwill amortization reflects the amortization of the excess of cost over fair market value of assets and was recognized on a straight line basis over a 30-year life through January 2, 2002. Effective January 3, 2002, we changed our method of accounting for goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

•	Impairment of assets reflects fair market adjustments to the carrying value of long-lived assets, primarily comprised of leasehold improvements and equipment.

•	Gain on sale of Original Roadhouse Grill restaurants reflects the net proceeds from the sale of 13 Original Roadhouse Grill restaurants net of the related carrying value of these restaurants.

•	Loss on sale-leaseback transactions reflects transaction costs and impairment losses associated with the sale and leaseback of the leasehold interests and leasehold improvements.

•	Financing-related compensation expenses reflect payments to holders of stock options and cash incentive plan units in conjunction with the issuance of our 13 7/8% senior discount notes in May 2004.

•	Interest expense reflects interest costs associated with our debt, amortization of debt issuance cost and accretion of original issuance discount on our subordinated notes and bonds.

•	Interest income reflects interest earned on our short-term investments.

•	Loss related to refinancing reflects transaction and other costs associated with our recapitalization on June 28, 2002 and a refinancing that we postponed due to market conditions and the amendment and restatement of our credit agreement on February 20, 2004. Loss related to refinancing for fiscal 2005 represents cost associated with an initial public offering of Income Deposit Securities that was withdrawn due to unfavorable market conditions.

•	Loss related to the early extinguishment of debt reflects the costs associated with redeeming a portion of Buffets’ 11 1/4% senior subordinated notes prior to their maturity during fiscal years 2004 and 2005.

•	Other income primarily reflects franchise fees earned, less minority interest associated with our Tahoe Joe’s subsidiary. During August 2003, we exercised our call option to acquire the remaining 20% interest in Tahoe Joe’s, Inc. from the minority holder.

•	Income tax expense (benefit) reflects the current and deferred tax provision (benefit) determined in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.”
Critical Accounting Policies
     Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and assumptions, including those related to recoverability of long-lived assets, goodwill, self-insurance reserves and income taxes. Management bases its estimates and assumptions on historical experience and on various other factors. Actual results may differ from these estimates and assumptions under different circumstances or conditions.
     We believe the following critical accounting policies affect management’s significant estimates and assumptions used in the preparation of our consolidated financial statements.

Long-Lived Assets
     We test property and equipment for impairment annually or whenever events or circumstances indicate that the carrying amount of a restaurant’s assets may not be recoverable. We test for impairment using historical cash flows and other relevant facts and circumstances as the primary basis for its estimates of future cash flows. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows, namely as individual restaurants. A restaurant is deemed to be impaired if a forecast of undiscounted future operating cash flows, including disposal value, if any, is less than its carrying amount.
     If a restaurant is determined to be impaired, the loss is measured as the amount by which the carrying amount of the restaurant exceeds its fair value. Fair value is based on quoted market prices in active markets, if available. If quoted market prices are not available, we generally measure fair value by discounting estimated future cash flows. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. Accordingly, actual results could vary significantly from such estimates.
     During fiscal years 2003, 2004 and 2005, we expensed approximately $4.8 million, $1.9 million and $3.6 million, respectively, relating to the impairment of long-lived assets for 27, 17 and 29 restaurants, respectively.
Goodwill
     We test the recoverability of goodwill annually or whenever events or circumstances indicate that the carrying amount may not be recoverable. Goodwill is deemed to be impaired if the fair value of a reporting unit is less than its carrying value. If goodwill is determined to be impaired, the loss is measured as the amount by which the carrying amount of a reporting unit’s goodwill exceeds its implied fair value. The fair value of a reporting unit is an estimate based on assumptions regarding its future cash flows. In the event that these assumptions change in the future, we may be required to record impairment charges related to our goodwill. No impairment charges were recorded in fiscal years 2003, 2004 or 2005.
Self-Insurance Reserves
     We are self-insured and reserve for exposure related to our workers compensation, general liability, medical and dental programs. We maintain stop loss coverage with third party insurers to limit our total exposure. The self-insurance liability represents an estimate of the ultimate cost of claims incurred and unpaid as of the balance sheet date, including both reported claims and claims that have been incurred but not reported. The estimated liability is established based upon historical claims data and third-party actuarial estimates of settlement costs for incurred claims. Our estimates include our judgments and independent actuarial assumptions regarding economic conditions, the frequency and severity of claims and claim development patterns and settlement practices. These estimates and assumptions are monitored and adjusted when warranted by changing circumstances. Changes in these factors may produce materially different amounts of expense and liabilities that would be reported under these insurance programs.

Store Closing Reserve
     We maintain a store closing reserve for restaurants that are no longer being utilized in current operations. The store closing costs are principally comprised of our estimates of lease termination costs and obligations, net of sublease and other cash receipts, and employee termination benefits. Many factors including the local business environment, other available lease sites, the ability to secure subleases, the creditworthiness of subtenants, and our success at negotiating early termination agreements with lessors are considered in establishing the accruals. Adjustments to the reserve primarily relate to changes in subtenant income or actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which the changes become known. The store closing reserve was $1.4 million and $1.5 million as of June 30, 2004 and June 29, 2005, respectively.
Income Taxes
     We estimate certain components of our provision for income taxes. These estimates include, among other items, depreciation and amortization expense allowable for tax purposes, allowable tax credits for items such as the Working Opportunity Tax Credit and taxes paid on reported employee tip income, effective rates for state and local taxes, and the tax deductibility of certain other items. Our estimates are based on current tax laws, the best available information at the time of the provision and historical experience. Income tax returns are subject to audit by federal, state, and local governments, generally years after the returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws.
     Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial reporting amounts and the tax basis of existing assets and liabilities based on currently enacted tax laws and tax rates in effect for the periods in which the differences are expected to reverse. Income tax expense is the tax payable for the quarter, plus the change during the quarter in deferred income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.
Gift Cards
     Historically, Buffets has sold gift certificates to its guests. Beginning in November 2002, Buffets stopped selling paper gift certificates and began selling gift cards. Proceeds from the sale of gift cards are initially recorded as a liability when received. Revenues from the sale of gift cards at our restaurants are recognized upon redemption. In estimating the related gift card liability, we analyze historical trends to derive our estimates of future gift card redemption patterns. The assumptions and activity are closely monitored for changes in escheatment laws and redemption patterns. We periodically adjust our gift card liability based on historical and expected non-redemption trends. These adjustments are classified within direct and occupancy costs in our consolidated statements of operations. The gift card/certificate liability was $4.4 million and $4.1 million as of June 30, 2004 and June 29, 2005, respectively.

Results of Operations
     The following discussion reflects our historical results for the fiscal years ended July 2, 2003, June 30, 2004 and June 29, 2005.
     Our future results may not be consistent with our historical results. Our fiscal 2003 results included the operating results for 13 Original Roadhouse Grill restaurants that were sold in June 2003, as well as the impact of sale and leaseback transactions with respect to 30 restaurants completed during the year. Our fiscal 2004 results included the impact of a sale and leaseback transaction with respect to one restaurant completed in December 2003, a loss related to a refinancing that we postponed due to market conditions and the amendment and restatement of our senior credit agreement in February 2004 and the issuance of our 13 7/8% senior discount notes due 2010 in May 2004, and a loss related to the redemption of approximately $29.6 million of 11 1/4% senior subordinated notes due 2010. Our fiscal 2005 results included a loss related to refinancing associated with an initial public offering of Income Deposit Securities that was withdrawn due to unfavorable market conditions, a loss related to the redemption of approximately $14.3 million of 11 1/4% Senior Subordinated notes due 2010, and charges for the impairment of long-lived assets and severance costs. The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report.
For the Year Ended June 29, 2005 Compared to the Year Ended June 30, 2004
     The following table sets forth our results of operations based on the percentage relationship of the items listed to our restaurant sales during the periods shown:

	Year Ended
	June 30, 2004		June 29, 2005
	(Dollars in thousands)
Restaurant sales	$942,831	100.0%	$926,781	100.0%
Restaurant costs	812,662	86.2	808,588	87.2
Advertising expenses	25,854	2.7	24,014	2.6
General and administrative expenses	42,722	4.5	43,512	4.7
Impairment of assets	1,878	0.2	3,609	0.4
Financing-related compensation expenses	2,240	0.2	—	—

Operating income	57,475	6.1	47,058	5.1
Interest expense	39,609	4.2	48,100	5.2
Interest income	(424)	—	(515)	(0.1)
Loss related to refinancing	4,776	0.5	856	0.1
Loss related to early extinguishment of debt	5,275	0.6	1,923	0.2
Other income	(1,379)	(0.1)	(935)	(0.1)

Income (loss) before income taxes	9,618	1.0	(2,371)	(0.3)
Income tax expense (benefit)	1,648	0.2	(187)	—

Net income (loss)	$7,970	0.8	$(2,184)	(0.2)

Certain percentage amounts do not sum to total due to rounding.
Restaurant Sales. Restaurant sales for the fiscal year ended June 29, 2005 decreased $16.0 million, or 1.7%, compared with the fiscal year ended June 30, 2004. The decline in sales was impacted by the closure of eleven buffet restaurants, partially offset by the opening of five units over the past year. Although average weekly sales for fiscal 2005 were $50,273, or 0.6% higher than the prior year, same-store sales for fiscal 2005 decreased by 0.6% compared to the prior year, which is comprised of a 3.0% decline in guest traffic partially offset by a 2.4% increase in average check. We attribute the weak sales trends during fiscal 2005 principally to a shift in the timing of the Christmas and New Year holidays to higher-volume weekend days as opposed to lower-volume days in the prior year as well as adverse weather conditions at various times during the year. We also believe high energy costs and uncertain economic conditions have affected our target customers’ disposable income spending decisions and adversely impacted our guest counts. We currently expect same-store sales for the first quarter of fiscal 2006 (the 12-week period ending September 21, 2005) to increase by approximately 4% to 4.5% versus the comparable period in fiscal 2005. The expected same-store sales increase reflects an average price increase of approximately five to six percent, coinciding with the commencement of a steak promotion for a majority of the chain.
     Restaurant Costs. Restaurant costs for fiscal 2005 increased by 1.0% as a percentage of sales compared with the prior year. Food costs increased 0.5% as a percentage of sales primarily due to commodity pricing pressures in our chicken and dairy product categories. Labor costs were 0.4% lower as a percentage of sales than those experienced in the prior year primarily due to a rationalization of our restaurant management complement. Direct and occupancy costs increased by 0.9% measured as a percentage of sales versus the prior year. The increase was largely attributable to approximately $2.3 million in losses on disposal primarily associated with the closure of eleven restaurants and the cancellation of two new store openings, as well as higher utility costs and leverage issues attributable to reasonably fixed costs on a declining sales base. We currently expect that restaurant costs will range between 85.0% and 85.5% as a percentage of sales during the first quarter of fiscal 2006.
     Advertising Expenses. Advertising costs decreased 0.1% as a percentage of sales during fiscal 2005 versus the prior year as we significantly reduced television advertising during December and January. We expect that advertising costs will range between 3.0% and 3.2% as a percentage of sales during the first quarter of fiscal 2006.
     General and Administrative Expenses. General and administrative expenses increased 0.2% as a percentage of sales during fiscal 2005 as compared to fiscal 2004. Higher severance expense and professional fees during fiscal 2005 were partially offset by higher bonus expense and 401K expense during fiscal 2004. We currently expect that general and administrative expenses will range between 4.3% and 4.5% as a percentage of sales for the first quarter of fiscal 2006.
     Impairment of Assets. During fiscal 2005, we recognized approximately $3.6 million in impairments of the carrying value of our long-lived assets for 29 restaurants. During fiscal 2004, we recorded approximately $1.9 million in impairments of long-lived assets for 17 restaurants.
     Interest Expense. Interest expense increased 1.0% as a percentage of sales during fiscal 2005 versus the prior year primarily due to the issuance of our 13 7/8% senior discount notes issued in May 2004. We currently expect that interest expense will range between 5.1% and 5.3% as a percentage of sales for the first quarter of fiscal 2006.
     Loss Related to Refinancing. During fiscal 2005, we incurred approximately $0.9 million in costs associated with an initial public offering of Income Deposit Securities that was withdrawn due to unfavorable market conditions. During fiscal 2004, Buffets, Inc. entered into an amended and restated Credit Facility. In connection with this bank refinancing, we wrote off $4.2 million of debt issuance costs related to the predecessor Credit Facility. In addition, we incurred $0.6 million in transaction fees associated with an uncompleted senior discount note offering
     Loss Related to the Early Extinguishment of Debt. During the first quarter of fiscal 2005, we redeemed approximately $14.3 million of Buffets’ 11 1/4% senior subordinated notes at an average price of 106.7%. During the second half of fiscal 2004, we repurchased $29.6 million of 11 1/4% senior subordinated notes due in 2010 at an average price of 110.4%. The difference between the premium purchase price and the discounted carrying value of the senior subordinated notes, as well as the associated write-off of debt issuance costs, was recognized as a loss related to the early extinguishment of debt.
     Income Taxes. Income taxes decreased 0.2% as a percentage of sales for the fiscal year ended June 29, 2005 compared to the fiscal year ended June 30, 2004 principally due to a decrease in income before income taxes. The change in the effective tax rate of 7.9% for fiscal 2005 compared with 17.1% for the prior year was largely attributable to the impact of stable tax credits on declining pre-tax income.
For the Year Ended June 30, 2004 Compared to the Year Ended July 2, 2003
     The following table sets forth our results of operations based on the percentage relationship of the items listed to our restaurant sales during the periods shown:

	Year Ended
	July 2, 2003		June 30, 2004
	(Dollars in thousands)
Restaurant sales	$985,286	100.0%	$942,831	100.0%
Restaurant costs	850,840	86.4	812,662	86.2
Advertising expenses	28,589	2.9	25,854	2.7
General and administrative expenses	45,382	4.6	42,722	4.5
Impairment of assets	4,803	0.5	1,878	0.2
Gain on sale of Original Roadhouse Grill Restaurants	(7,088)	(0.7)	—	—
Loss on sale leaseback transactions	5,856	0.6	—	—
Financing-related compensation expenses	—	—	2,240	0.2

Operating income	56,904	5.8	57,475	6.1
Interest expense	41,235	4.2	39,609	4.2
Interest income	(307)	—	(424)	—
Loss related to refinancing	—	—	4,776	0.5
Loss related to early extinguishment of debt	—	—	5,275	0.6
Other (income)	(1,270)	(0.1)	(1,379)	(0.1)

Income before income taxes	17,246	1.8	9,618	1.0
Income tax expense	5,319	0.5	1,648	0.2

Net income	$11,927	1.2	$7,970	0.8

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
     Impairment of Assets. During fiscal 2004, we recognized approximately $1.9 million in impairments of the carrying value of our long-lived assets for 17 restaurants. During fiscal 2003, we recorded approximately $4.8 million in impairments of long-lived assets for 27 restaurants.
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
     Loss Related to the Early Extinguishment of Debt. We repurchased approximately $29.6 million of Buffets’ 11 1/4% senior subordinated notes at an average price of 110.4%. We recognized the difference between the premium purchase price and the discounted carrying value of Buffets’ 11 1/4% senior subordinated notes, as well as an associated write-off of debt issuance cost, as a loss related to the early extinguishment of debt.
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
     Operating Activities. Net cash provided by operating activities in fiscal years 2005, 2004 and 2003 was $52.7 million, $50.5 million and $57.7 million, respectively. Net cash provided by operating activities exceeded the net loss for fiscal 2005 principally due to the effect of depreciation and amortization, accretion of original issue discount and an increase in the loss related to the impairment of assets, partially offset by a deferred income tax benefit and an increase in prepaid expenses. Net cash provided by operating activities exceeded net income for fiscal 2004 primarily due to the effect of depreciation and amortization, a write-off of debt issuance cost related to bank refinancing and a loss related to early extinguishment of debt, partially offset by a decrease in accrued and other liabilities. Net cash provided by operating activities exceeded net income for fiscal 2003 primarily due to the effect of depreciation and amortization, a loss related to the impairment of assets, a loss on sale-leaseback transactions, partially offset by a gain on sale of Original Roadhouse Grill restaurants and a $17 million payment of accrued redemption fees associated with our recapitalization in June 2002.
     Investing Activities. Net cash used in investment activities in fiscal years 2005 and 2004 was $28.5 million and $28.4 million, respectively. Net cash provided by investment activities in fiscal year 2003 was $26.7 million. During fiscal 2005, new restaurant construction accounted for approximately $12.5 million of our capital expenditures. The bulk of the remainder of our capital expenditures during fiscal 2005 were comprised of remodeling and improvement costs on our existing restaurants. During fiscal 2004, our capital expenditures were primarily comprised of $18.2 million in re-image expenditures, with the majority of the remaining expenditures representing remodeling and improvement outlays on our existing restaurants. We completed the sale and leaseback of certain leasehold interests and leasehold improvements with respect to one location in fiscal 2004 and 30 locations in fiscal 2003. Net proceeds from the transactions were approximately $2.7 million in fiscal 2004 and $26.1 million in fiscal 2003. The aggregate initial annual rent associated with the sale-leaseback transactions was $0.3 million and $3.7 million in fiscal years 2004 and 2003, respectively. We did not recognize a gain or loss on the transaction in 2004, but recorded a loss of $5.9 million in 2003. The loss primarily reflected the impairment of certain of the properties for which the net proceeds were less than the book value of the leasehold assets. In addition, the net proceeds for certain of the properties were greater than the book value of the leasehold assets resulting in a deferred gain of $0.3 million and $3.6 million in fiscal years 2004 and 2003, respectively. This deferred gain is being accreted over the life of the respective restaurant leases, ranging from 17 to 25 years. In addition, we completed the sale of 13 Original Roadhouse Grill restaurants in fiscal 2003 for approximately $28.4 million in net proceeds, of which $2.5 million represented a long-term note receivable. During fiscal 2003, our capital expenditures were primarily comprised of new store expenditures and remodeling outlays on our existing restaurants.
     Financing Activities. Net cash used in financing activities in fiscal years 2005, 2004 and 2003 was $29.6 million, $11.9 million and $76.8 million, respectively. Financing activities consisted primarily of accelerated repayments of debt in all three fiscal years. In addition, Buffets, Inc. completed its partial bond repurchase program in August 2004, cumulatively expending $49.5 million to redeem $43.9 million of senior subordinated notes at an average price of 109.2% over a period of approximately six months. Buffets, Inc. spent $15.7 million during the first quarter of fiscal 2005 to redeem $14.3 million of senior subordinated notes at an average price of 106.7%.
     Future Capital Expenditures. During fiscal 2006, we plan to:
▪	Open two new restaurants with capital outlay of approximately $4 million.

▪	Spend approximately $21 million on remodeling and improvement costs that will be capitalized. Remodels incorporate design elements to update the décor of our existing facilities including a lighter, more contemporary interior design and expanded dessert displays. Other improvement costs include a variety of outlays such as new carpet, equipment and minor leasehold improvements.

▪	Spend approximately $20 million on the repair and maintenance of our existing restaurant locations that will be expensed. This will encompass expenditures to keep equipment in good working order and leasehold improvements in good condition, without substantially extending the economic lives of the underlying assets.

▪	Spend approximately $1 million on miscellaneous corporate and information systems investments.
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

Credit Facilities and Other Long Term Debt
     On February 20, 2004, Buffets entered into an amended and restated senior credit facility (“Credit Facility”). The Credit Facility provides for total borrowings of up to $310,000,000, including (i) a $230,000,000 term loan, (ii) a $30,000,000 revolving credit facility, (iii) a $20,000,000 letter of credit facility, and (iv) a $30,000,000 synthetic letter of credit facility. The terms of the Credit Facility permit us to borrow, subject to availability and certain conditions, incremental term loans or to issue additional notes in an aggregate amount up to $25,000,000.
     Effective as of July 28, 2005, Buffets Holdings, Inc. entered into Amendment No. 1, dated as of April 6, 2005 (the “Amendment”), to Buffets, Inc.’s Amended and Restated Credit Agreement, dated as of February 20, 2004. The Amendment relaxed the interest coverage and maximum leverage ratios of the Amended and Restated Credit Agreement with which Buffets, Inc. is required to comply. The Amendment also added a repricing protection clause relating to the prepayment of term loans borrowed under the Credit Facility. The repricing protection provides that Buffets, Inc. must pay a 1% prepayment premium on all such prepayments prior to January 27, 2006.
     As of June 29, 2005, we had $38.3 million in outstanding letters of credit, which expire through April 7, 2006. As of June 29, 2005, the total borrowing availability under the revolving credit facility was $30.0 million and the total borrowing capacity under the letter of credit facilities was $11.7 million.
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

New Accounting Standards
     In June 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not believe that the adoption of SFAS No. 154 will have a material impact on our results of operations or financial position.
     In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”. This statement requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. SFAS No. 123(R) is effective as of the beginning of the first annual reporting period after December 15, 2005, which is the beginning of our fiscal year 2007. We are in the process of evaluating the impact that the adoption of SFAS No. 123(R) will have on our financial statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Quantitative and Qualitative Disclosures about Market Risk
     Interest Rate Risks. We have interest rate exposure relating to the variable portion of our long-term obligations. Buffets’ 11 1/4% senior subordinated notes and our 13 7/8% senior discount notes are fixed. The interest rates on the term loans under the Credit Facility are variable. Based on the terms of the Credit Facility and assuming that credit facility had been in effect from the beginning of fiscal 2003, a 1% change in interest rates on our variable rate debt would have resulted in our interest rate expense fluctuating by approximately $1.9 million for fiscal 2004 and $2.2 million for fiscal 2005. Our interest rate risk under our Existing Credit Facility was mitigated, in part, by an interest rate cap purchased on November 25, 2002 with a notional value of $15 million and a 5% LIBOR strike price that expired on June 30, 2004.
     Food Commodity Risks. Many of the food products purchased by us are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are outside our control. To control this risk in part, we have fixed price purchase commitments with terms of one year or less for some key food and supplies from vendors who supply our national food distributor. In addition, we believe that substantially all of our food and supplies are available from several sources, which helps to control food commodity risks. We believe we have the ability to increase menu prices, or vary the menu items offered, if needed, in response to food product price increases within the range that has been experienced historically. To compensate for a hypothetical price increase of 10% for food and beverages, we would need to increase menu prices by an average of approximately 3%. Our average menu price increases were approximately 2% for fiscal 2004 and 3% for fiscal 2005. Accordingly, we believe that a hypothetical 10% increase in food product costs would not have a material effect on our operating results.
Contractual Obligations
     The following table provides aggregate information about our material contractual payment obligations and the fiscal year in which these payments are due:

	Payments Due by Fiscal Year

	2006	2007	2008	2009	2010	Thereafter	Total
	(in thousands)
Long-term debt(1)	$2,016	$2,016	$2,520	$192,517	$—	$316,665	$515,734
Operating leases(2)	54,069	52,725	50,579	46,929	40,268	248,819	493,389
Advisory fees(3)	2,153	2,040	2,040	2,040	2,040	—	10,313
Purchase obligations(4)	6,975	—	—	—	—	—	6,975

Total contractual cash obligations	$65,213	$56,781	$55,139	$241,486	$42,308	$565,484	$1,026,411

(1)	Long-term debt payments for fiscal years 2006 through 2009 represent the required principal payments on our variable-rate credit facility. Long-term debt payments in the “thereafter” column represent the aggregate principal amounts due on Buffets’ 11 1/4% senior subordinated notes and our 13 7/8% senior discount notes, at face value. See Note 5 to our consolidated financial statements included elsewhere in this report for details of our long-term obligations.

(2)	Operating leases is comprised of minimum rents and contingent rents. Operating leases have not been reduced by minimum sublease rentals of approximately $15.1 million. See Note 10 to our consolidated financial statements included elsewhere in this report for details of our operating lease obligations.

(3)	The advisory fees comprise our contractual obligation to pay annual advisory fees to each of Roe H. Hatlen, Sentinel Capital Partners, L.L.C. and Caxton-Iseman Capital. See “Certain Relationships and Related Transactions.” Under the terms of these agreements, Mr. Hatlen and Sentinel Capital are each paid a fixed-price annual fee. The fee of Caxton-Iseman is calculated as a percentage of our earnings before interest, taxes, depreciation and amortization, which in fiscal 2005 resulted in a payment of $1.8 million. This figure has been used as an estimate for our obligations under that agreement for fiscal 2006 and each fiscal year thereafter. The agreements with Caxton-Iseman and Sentinel Capital are of perpetual duration, and hence no estimate of the aggregate amount of future obligations (represented in the “Thereafter” column, above) is provided.

(4)	In determining purchase obligations for this table we used our interpretation of the definition set forth in the SEC Final Rule, Disclosure in Management’s Discussion and Analysis about Off-Balance Sheet Arrangements and Aggregate Contractual Obligations, which states, “a ‘purchase obligation’ is defined as an agreement to purchase goods or services that is enforceable and legally binding on the registrant and that specifies all significant terms, including: fixed minimum quantities to be purchased; fixed, minimum or variable/price provisions, and the approximate timing of the transaction.” In applying this definition, we have only included purchase obligations to the extent the failure to perform would result in formal recourse against the Company. Accordingly, certain procurement arrangements that indicate we are to purchase future items are included, but only to the extent they include a recourse provision for our failure to purchase.

Other Commercial Commitments
     The following table provides aggregate information about our commercial commitments and the fiscal year in which they expire:

	Amount of Commitment Expiration by Fiscal Year

	2006	2007	2008	2009	Thereafter	Total
	(in thousands)
Letters of credit(1)	$38,295	$—	$—	$—	$—	$38,295

Total commercial commitments	$38,295	$—	$—	$—	$—	$38,295

(1)	Our outstanding letters of credit expire at various times with final expirations in April 2006. As of June 29, 2005, the total borrowing availability under the revolving credit facility was $30.0 million and the total borrowing capacity under the letter of credit facilities was $11.7 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders of Buffets Holdings, Inc. and Subsidiaries:
     We have audited the accompanying consolidated balance sheets of Buffets Holdings, Inc. (a Delaware corporation) and Subsidiaries (the Company) as of June 30, 2004 and June 29, 2005, and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for the years ended July 2, 2003, June 30, 2004 and June 29, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Buffets Holdings, Inc. and Subsidiaries as of June 30, 2004 and June 29, 2005, and the results of their operations and their cash flows for the years ended July 2, 2003, June 30, 2004 and June 29, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche

Minneapolis, Minnesota
September 9, 2005

BUFFETS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	June 29,
	2004	2005
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,072	$20,662
Restricted cash and cash equivalents	16,228	—
Receivables	6,963	6,632
Inventories	18,673	18,957
Prepaid expenses and other current assets	5,244	6,318
Deferred income taxes	15,915	12,533

Total current assets	89,095	65,102
PROPERTY AND EQUIPMENT, net	149,618	146,653
GOODWILL, net	312,163	312,163
DEFERRED INCOME TAXES	1,033	8,195
OTHER ASSETS, net	15,622	12,910

Total assets	$567,531	$545,023

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$43,280	$44,883
Accrued liabilities (Note 4)	68,663	70,219
Income taxes payable	4,531	6,990
Current maturities of long-term debt	2,300	2,016

Total current liabilities	118,774	124,108
LONG-TERM DEBT, net of current maturities	496,039	464,178
DEFERRED LEASE OBLIGATIONS	21,621	28,375
OTHER LONG-TERM LIABILITIES	7,013	6,731

Total liabilities	643,447	623,392

COMMITMENTS AND CONTINGENCIES (Note 10)
SHAREHOLDERS’ DEFICIT:
Preferred stock, $.01 par value; 1,100,000 shares authorized; none issued and outstanding as of June 30, 2004 and June 29, 2005	—	—
Common stock, $.01 par value; 3,600,000 shares authorized; shares issued and outstanding of 3,185,672 as of June 30, 2004 and 3,175,135 as of June 29, 2005	32	32
Additional paid in capital	—	14
Accumulated deficit	(75,948)	(78,415)

Total shareholders’ deficit	(75,916)	(78,369)

Total liabilities and shareholders’ deficit	$567,531	$545,023

The accompanying notes are an integral part of these consolidated financial statements.

BUFFETS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	July 2,	June 30,	June 29,
	2003	2004	2005
	(In thousands)
RESTAURANT SALES	$985,286	$942,831	$926,781
RESTAURANT COSTS:
Food	311,891	307,807	307,087
Labor	313,532	287,467	279,214
Direct and occupancy	225,417	217,388	222,287

Total restaurant costs	850,840	812,662	808,588
ADVERTISING EXPENSES	28,589	25,854	24,014
GENERAL AND ADMINISTRATIVE EXPENSES	45,382	42,722	43,512
IMPAIRMENT OF ASSETS	4,803	1,878	3,609
GAIN ON SALE OF ORIGINAL ROADHOUSE GRILL RESTAURANTS	(7,088)	—	—
LOSS ON SALE LEASEBACK TRANSACTIONS	5,856	—	—
FINANCING-RELATED COMPENSATION EXPENSES	—	2,240	—

OPERATING INCOME	56,904	57,475	47,058
INTEREST EXPENSE	41,235	39,609	48,100
INTEREST INCOME	(307)	(424)	(515)
LOSS RELATED TO REFINANCING	—	4,776	856
LOSS RELATED TO EARLY EXTINGUISHMENT OF DEBT	—	5,275	1,923
OTHER INCOME	(1,270)	(1,379)	(935)

INCOME (LOSS) BEFORE INCOME TAXES	17,246	9,618	(2,371)
INCOME TAX EXPENSE (BENEFIT)	5,319	1,648	(187)

Net income (loss)	$11,927	$7,970	$(2,184)

The accompanying notes are an integral part of these consolidated financial statements.

BUFFETS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

						Retained
					Additional	Earnings
	Preferred Stock		Common Stock		Paid-In	(Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit)	Total
	(In thousands, except share data)
BALANCE, July 3, 2002	—	—	3,228,610	32	—	(34,643)	(34,611)
Issuance of stock	—	—	14,625	—	450	—	450
Purchase of treasury stock	—	—	(55,250)	—	(450)	(126)	(576)
Net income	—	—	—	—	—	11,927	11,927

BALANCE, July 2, 2003	—	—	3,187,985	32	—	(22,842)	(22,810)
Issuance of stock	—	—	21,250	—	241	—	241
Purchase of treasury stock	—	—	(23,563)	—	(209)	(171)	(380)
Dividends	—	—	—	—	(32)	(60,905)	(60,937)
Net income	—	—	—	—	—	7,970	7,970

BALANCE, June 30, 2004	—	—	3,185,672	32	—	(75,948)	(75,916)
Issuance of stock	—	—	144,150	1	14	—	15
Purchase of treasury stock	—	—	(154,687)	(1)	—	(283)	(284)
Net loss	—	—	—	—	—	(2,184)	(2,184)

BALANCE, June 29, 2005	—	$—	3,175,135	$32	$14	$(78,415)	$(78,369)

The accompanying notes are an integral part of these consolidated financial statements.

BUFFETS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	July 2,	June 30,	June 29,
	2003	2004	2005
		(In thousands)
OPERATING ACTIVITIES:
Net income (loss)	$11,927	$7,970	$(2,184)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	36,885	33,807	32,247
Amortization of debt issuance costs	1,182	1,370	1,386
Write-off of debt issuance costs	—	4,201	—
Accretion of original issue discount	739	2,049	11,906
Loss related to early extinguishment of debt	—	5,275	1,923
Impairment of assets	4,803	1,878	3,609
Deferred income taxes	677	1,200	(3,780)
Gain on sale of Original Roadhouse Grill restaurants	(7,088)	—	—
Loss on disposal of assets	565	305	2,280
Loss on sale leaseback transactions	5,856	—	—
Changes in assets and liabilities:
Receivables	2,346	(235)	331
Inventories	170	(674)	(683)
Prepaid expenses and other assets	2,047	2,795	(1,074)
Accounts payable	8,350	(497)	1,704
Accrued and other liabilities	(12,690)	(8,698)	2,551
Income taxes payable	1,887	(256)	2,459

Net cash provided by operating activities	57,656	50,490	52,675

INVESTING ACTIVITIES:
Proceeds from sale leaseback transactions	26,117	2,710	—
Proceeds from sale of Original Roadhouse Grill restaurants	25,850	—	—
Purchase of property and equipment	(25,722)	(33,007)	(29,131)
Acquisition of 20% minority interest in Tahoe Joe’s Inc.	—	(370)	—
Proceeds from sale of other assets	417	2,284	660

Net cash provided by (used in ) investing activities	26,662	(28,383)	(28,471)

BUFFETS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Year Ended
	July 2,	June 30,	June 29,
	2003	2004	2005
		(In thousands)
FINANCING ACTIVITIES:
Repayment of debt	$(73,198)	$(172,953)	$(29,781)
Redemption of subordinated notes	(400)	(27,364)	—
Repurchase of common stock	(576)	(380)	(284)
Proceeds from issuance of common stock	450	241	15
Proceeds from issuance of senior discount notes	—	75,073	—
Unrestricted cash proceeds from credit facility	—	195,300	—
Initial restricted cash proceeds from credit facility	—	34,700	—
Restricted cash proceeds from credit facility available as of year end	—	(16,228)	—
Reduction of restricted cash available for early extinguishment of debt	—	—	16,228
Use of restricted cash for early extinguishment of debt	—	(18,472)	(15,736)
Use of unrestricted cash for early extinguishment of debt	—	(15,300)	—
Dividends	—	(60,937)	—
Debt issuance costs	(3,101)	(5,570)	(56)

Net cash used in financing activities	(76,825)	(11,890)	(29,614)

NET CHANGE IN CASH AND CASH EQUIVALENTS	7,493	10,217	(5,410)
CASH AND CASH EQUIVALENTS, beginning of period	8,362	15,855	26,072

CASH AND CASH EQUIVALENTS, end of period	$15,855	$26,072	$20,662

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of capitalized interest of $288, $280 and $538, respectively)	$26,956	$37,286	$32,530

Income taxes	$3,351	$700	$1,130

Non-cash investing activities during the period for-
Note receivable on sale of Original Roadhouse Grill restaurants	$2,500	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

BUFFETS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1 Nature of Organization
Company Background
     Buffets Holdings, Inc., a Delaware corporation, was formed to acquire 100 percent of the common stock of Buffets, Inc. and its subsidiaries in a buyout from public shareholders on October 2, 2000 (the Acquisition). Buffets Holdings, Inc. and subsidiaries (Buffets Holdings) and Buffets, Inc. and subsidiaries are collectively referred to as the Company. Buffets, Inc., a Minnesota corporation, is the principal operating subsidiary of Buffets Holdings.
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
     Effective as of July 28, 2005, Buffets Holdings, Inc. entered into Amendment No. 1, dated as of April 6, 2005 (the “Amendment”), to Buffets, Inc.’s Amended and Restated Credit Agreement, dated as of February 20, 2004. The Amendment relaxed the interest coverage and maximum leverage ratios of the Amended and Restated Credit Agreement with which Buffets, Inc. is required to comply. The Amendment also added a repricing protection clause relating to the prepayment of term loans borrowed under the Credit Facility. The repricing protection provides that Buffets, Inc. must pay a 1% prepayment premium on all such prepayments prior to January 27, 2006.
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
Description of Business
     The Company owns and operates a chain of restaurants under the names of Old Country Buffet, Country Buffet, HomeTown Buffet, Granny’s Buffet, Tahoe Joe’s Famous Steakhouse and Soup ‘N Salad Unlimited in the United States. Until June 2003, the Company also operated 13 Original Roadhouse Grill restaurants. The Company, operating principally in the buffet/grill segment, owned and operated 354 restaurants (345 family buffet restaurants) and franchised 18 restaurants operating as of June 29, 2005.
Principles of Consolidation
     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation.
Fiscal Year
     The Company’s fiscal year is comprised of 52 or 53 weeks divided into four fiscal quarters of 12, 12, 16, and 12 or 13 weeks, respectively. All references herein to “2005” represent the 52-week period ended June 29, 2005. All references herein to “2004” represent the 52-week period ended June 30, 2004. All references herein to “2003” represent the 52-week period ended July 2, 2003.
Reclassifications
     Certain amounts shown in the prior-period consolidated financial statements have been reclassified to conform with the current period consolidated financial statement presentation. These reclassifications had no effect on net income (loss) or shareholders’ equity (deficit) as previously presented.
2 Summary of Significant Accounting Policies
Cash and Cash Equivalents
     Investments with original maturities of three months or less are considered to be cash equivalents and are recorded at cost, which approximates market value. Cash equivalents consist principally of commercial paper and money market funds.
Restricted Cash and Cash Equivalents
     Restricted cash and cash equivalents consist of money market funds. These funds were restricted for the repurchase of Buffets, Inc.’s outstanding 11 1/4% senior subordinated notes. The unused portion of the restricted funds was applied to repay indebtedness under the term loan portion of the Credit Facility prior to August 18, 2004.

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
     Property and equipment was as follows (in thousands):

	June 30,	June 29,
	2004	2005
Land	$1,137	$762
Buildings	2,999	3,082
Equipment	130,938	139,791
Leasehold improvements	134,215	148,681
Less- Accumulated depreciation and amortization	119,671	145,663

	$149,618	$146,653

     The Company sold 30 locations in 2003 and one location in 2004. The Company leased the restaurants back applying provisions of Statement of Financial Accounting Standards (SFAS) No. 98, “Accounting for Leases.” Net proceeds from the transactions were approximately $26.1 million in 2003 and $2.7 million in 2004. The aggregate initial annual rent associated with the sale and leaseback transactions was $3.7 million in 2003 and $0.3 million in 2004. The Company did not recognize a gain or loss on these transactions in 2004, but recorded a loss of $5.9 million in 2003. The losses primarily reflected the impairment of certain of the properties for which the net proceeds were less than the book value of the leasehold assets. In addition, the net proceeds for certain of the properties were greater than the book value of the leasehold assets resulting in a deferred gain of $3.6 million in 2003 and $0.3 million in 2004. These deferred gains are being accreted over the lives of the respective restaurant leases, ranging from 17 to 25 years. The Company does not have any continuing involvement with these sale and leaseback locations. These leases are accounted for as operating leases.
Goodwill
     The Company tests the recoverability of goodwill annually or whenever events or circumstances indicate that the carrying amount may not be recoverable. Goodwill is deemed to be impaired if the fair value of a reporting unit is less than its carrying value. If goodwill is determined to be impaired, the loss is measured as the amount by which the carrying amount of a reporting unit’s goodwill exceeds its implied fair value. The fair value of a reporting unit is an estimate based on assumptions regarding its future cash flows. In the event that these assumptions change in the future, the Company may be required to record impairment charges related to its goodwill. No impairment charges were recorded in fiscal years 2003, 2004 or 2005.
Other Assets
     Other assets consist principally of debt issuance costs, notes receivable and other intangibles net of accumulated amortization of $1.1 million and $2.5 million as of June 30, 2004 and June 29, 2005, respectively. Debt issuance costs are the capitalized costs incurred in conjunction with amending the Credit Facility and issuing senior subordinated, and senior discount, notes. The debt issuance costs are being amortized over the terms of the financing arrangements using the effective interest method. Other intangibles include trademarks, franchise fees and liquor licenses. Trademarks and franchise fees are being amortized on a straight-line basis over 10 years. Liquor licenses are not amortized, as they have indefinite lives. Notes receivable principally arose from the sale of certain restaurant facilities. Long-term and short-term notes receivable collectively totaled $2.7 million as of June 30, 2004 and $1.9 million as of June 29, 2005. The notes receivable had due dates between 2006 and 2008.
     The gross carrying amount and accumulated amortization of each major intangible asset class was as follows (in thousands):

	Franchise Fees		Trademarks		Liquor Licenses		Total
	Gross		Gross		Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization	Amount	Amortization	Amount	Amortization
BALANCE, July 3, 2002	$69	$(30)	$34	$(14)	$457	$(25)	$560	$(69)
FY 2003Activity:
Amortization	—	(14)	—	(7)	—	—	—	(21)
Reductions	—	—	—	—	(140)	—	(140)	—

BALANCE, July 2, 2003	69	(44)	34	(21)	317	(25)	420	(90)
FY 2004Activity:
Amortization	—	(12)	—	(8)	—	—	—	(20)
Additions	—	—	—	—	28	—	28	—

BALANCE, June 30, 2004	69	(56)	34	(29)	345	(25)	448	(110)
FY 2005Activity:
Amortization	—	(9)	—	(5)	—	—	—	(14)
Additions	—	—	—	—	—	—	—	—

BALANCE, June 29, 2005	$69	$(65)	$34	$(34)	$345	$(25)	$448	$(124)

Long-Lived Assets
     The Company tests property and equipment for impairment annually or whenever events or circumstances indicate that the carrying amount of a restaurant’s assets may not be recoverable. The Company tests for impairment using historical cash flows and other relevant facts and circumstances as the primary basis for its estimates of future cash flows. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows, namely individual restaurants. A restaurant is deemed to be impaired if a forecast of undiscounted future operating cash flows, including disposal value, if any, is less than its carrying amount.
     If a restaurant is determined to be impaired, the loss is measured as the amount by which the carrying amount of the restaurant exceeds its fair value. Fair value is based on quoted market prices in active markets, if available. If quoted market prices are not available, the Company generally measures fair value by discounting estimated future cash flows. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. Accordingly, actual results could vary significantly from such estimates.
     During fiscal years 2003, 2004 and 2005, the Company expensed approximately $4.8 million, $1.9 million and $3.6 million, respectively, relating to the impairment of long-lived assets for 27, 17 and 29 restaurants, respectively.
Self-Insurance Reserves
     The Company is self-insured and reserves for exposure related to our workers compensation, general liability, medical and dental programs. The Company maintains stop loss coverage with third party insurers to limit our total exposure. The self-insurance liability represents an estimate of the ultimate cost of claims incurred and unpaid as of the balance sheet date, including both reported claims and claims that have been incurred but not reported. The estimated liability is established based upon historical claims data and third-party actuarial estimates of settlement costs for incurred claims. The Company estimates include our judgments and independent actuarial assumptions regarding economic conditions, the frequency and severity of claims and claim development patterns and settlement practices. These estimates and assumptions are monitored and adjusted when warranted by changing circumstances. Changes in these factors may produce materially different amounts of expense and liabilities that would be reported under these insurance programs.
Store Closing Reserve
     The Company maintains a store closing reserve for restaurants that are no longer being utilized in current operations. The store closing costs are principally comprised of our estimates of lease termination costs and obligations, net of sublease and other cash receipts, and employee termination benefits. Many factors including the local business environment, other available lease sites, the ability to secure subleases, the creditworthiness of subtenants, and the Company’s success at negotiating early termination agreements with lessors are considered in establishing the accruals. Adjustments to the reserve primarily relate to changes in subtenant income or actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which the changes become known. The store closing reserve was $1.4 million and $1.5 million as of June 30, 2004 and June 29, 2005, respectively.

Pre-opening Costs
     Costs incurred in connection with the opening of new restaurants are expensed as incurred in accordance with Statement of Position (SOP) 98-5, “Reporting on the Costs of Start-up Activities.” SOP 98-5 requires companies to expense as incurred all start-up and pre-opening costs that are not otherwise capitalized as long-lived assets.
Advertising Expenses
     Advertising costs for media, print and research are charged to expense as incurred. Television commercial production costs are expensed upon first airing of the commercial.
Income Taxes
     The Company estimates certain components of its provision for income taxes. These estimates include, among other items, depreciation and amortization expense allowable for tax purposes, allowable tax credits for items such as the Working Opportunity Tax Credit and taxes paid on reported employee tip income, effective rates for state and local taxes, and the tax deductibility of certain other items. The Company’s estimates are based on current tax laws, the best available information at the time of the provision and historical experience. Income tax returns are subject to audit by federal, state, and local governments, generally years after the returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws.
     Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial reporting amounts and the tax basis of existing assets and liabilities based on currently enacted tax laws and tax rates in effect for the periods in which the differences are expected to reverse. Income tax expense is the tax payable for the quarter, plus the change during the quarter in deferred income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.
Revenue Recognition
     The Company’s restaurant sales include proceeds from the sale of food and beverages at Company-owned restaurants.
     The Company recognizes franchise income for royalty fees and initial franchise fees received from franchisees. Initial fees are recognized as income when required obligations under the terms of the franchise agreement are fulfilled. Royalty fees are based on gross sales and are recognized in income as sales are generated. Franchise income was $1.2 million for 2003, $1.0 million for 2004 and $0.9 million for 2005. Franchise income is included in other income in the accompanying consolidated statements of operations.
     Historically, Buffets, Inc. has sold gift certificates to its guests. Beginning in November 2002, Buffets, Inc. stopped selling paper gift certificates and began selling gift cards. Proceeds from the sale of gift cards are initially recorded as a liability when received. Revenues from the sale of gift cards are recognized upon redemption. In estimating the related gift card liability, the Company analyzes historical trends to derive its estimates of future gift card redemption patterns. The assumptions and activity are closely monitored for changes in escheatment laws and redemption patterns. The Company adjusts its gift card/certificate liability based on historical and expected non-redemption trends. These adjustments are classified within direct and occupancy costs in the consolidated statements of operations. The gift card liability was $4.4 million and $4.1 million as of June 30, 2004 and June 29, 2005, respectively.
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
Fair Value Disclosure of Financial Instruments
     The Company’s financial instruments consist of cash and cash equivalents, receivables, notes receivable, accounts payable and long-term debt for which current carrying amounts are equal to or approximate fair market values. The following methods were used in estimating the fair value of each class of financial instrument:
     For cash equivalents, receivables and accounts payable, the carrying amounts approximate fair value because of the short duration of these financial instruments. The fair value of notes receivable is estimated based on the present value of expected future cash flows discounted at the interest rate currently offered by the Company, which approximates rates currently being offered by local lending institutions for loans of similar terms to companies of comparable credit risk. The fair value of long-term debt is estimated by discounting future cash flows for these instruments using the Company’s expected borrowing rate for debt of comparable risk and maturity.
Segment Reporting
     The Company operates principally in the mid-scale family dining industry segment in the United States, providing similar products to similar customers. The Company’s restaurants possess similar economic characteristics resulting in similar long-term expected financial performance characteristics. Revenues are derived principally from food and beverage sales. The Company does not rely on any major customers as a source of revenue. Management believes that the Company meets the criteria for aggregating its operations into a single reporting segment.
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

     The following table shows the effect on net income (loss) had the Company applied the fair value expense recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands):

	For the Year Ended
	July 2,	June 30,	June 29,
	2003	2004	2005
Net income (loss) as reported	$11,927	$7,970	$(2,184)
Compensation expense recorded in the financial statements, net of tax effect	—	—	—
Pro forma compensation expense under the provisions of SFAS No. 123, net of tax effect	(5)	(9)	—

Pro forma	$11,922	$7,961	$(2,184)

Weighted-average fair value per share of options granted	$0.81	$0.32	$—

     To determine compensation expense under the fair value method, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The principal assumptions used in applying the Black-Scholes model were as follows:

	For the Year Ended
	July 2,	June 30,	June 29,
	2003	2004	2005
Risk-free interest rate	2.07%	1.32%	3.07%
Expected volatility	0.0%	0.0%	0.0%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life in years	2.8	1.8	0.8
     The Company’s stock-based compensation plans are described in more detail in Note 6.
3 Recent Accounting Pronouncements
     In June 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of SFAS No. 154 will have a material impact on its results of operations or financial position.
     In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”. This statement requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. SFAS No. 123(R) is effective as of the beginning of the first annual reporting period after December 15, 2005. The Company is in the process of evaluating the impact that the adoption of SFAS No. 123(R) will have on its financial statements.

4 Accrued Liabilities
     Accrued liabilities consisted of the following (in thousands):

	June 30,	June 29,
	2004	2005
Accrued compensation	$18,030	$17,417
Accrued workers’ compensation	16,916	17,388
Accrued interest	10,282	13,100
Accrued insurance	6,793	6,427
Accrued sales, use and property taxes	5,815	6,105
Unearned revenue	4,378	4,053
Accrued store closing costs	1,442	1,499
Accrued other	5,007	4,230

	$68,663	$70,219

     Virtually all the store closing activity recorded in the store closing cost accrual as of June 29, 2005 and June 30, 2004 relate to store closings identified and recognized prior to December 31, 2002. The Company provided for these store closing costs, specifically identified and approved for closure in the succeeding year, in accordance with EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” and EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Store closing costs incurred subsequent to December 31, 2002 have been provided in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”
     The store closing costs are principally comprised of lease termination costs and obligations, net of sublease and other cash receipts. Employee termination benefits are recognized in the period that the closure is communicated.

     The following table summarizes store closing reserve activity by type of cost for the past two fiscal years (in thousands):

	For the Year Ended
	June 30,	June 29,
	2004	2005
BALANCE, beginning of period	$2,782	$1,442
Additions:
Lease obligations charged to earnings (as direct and occupancy costs)	467	1,177
Employee termination benefits charged to earnings (as labor costs)	16	115
Reductions:
Cash payments:
Lease termination costs and obligations	1,807	1,120
Employee severance benefits	16	115

BALANCE, end of period	$1,442	$1,499

     The following table summarizes planned and actual store closing activity for the past two fiscal years:

	For the Year Ended
	June 30,	June 29,
	2004	2005
Number of stores:
Expected to close as of the beginning of the period	3	7
Closed during the period	15	11
Identified for closure during the period	19	8

Expected to close as of the end of the period	7	4

Number of employees:
Expected to be terminated as of the beginning of the period	105	245
Terminated during the period	455	385
Identified for termination during the period	595	280

Expected to be terminated as of the end of the period	245	140

     The remaining store closing reserves are expected to be paid, or incurred, by year as follows (in thousands):

2006	$861
2007	214
2008	189
2009	147
2010	70
Thereafter	18

$1,499

5 Long-Term Debt
     Long-term debt outstanding was as follows (in thousands):

	June 30,	June 29,
	2004	2005
Buffets, Inc.
Credit Facility:
Revolving credit facility	$—	$—
Term loan, interest at LIBOR plus 3.50%, due Quarterly through June 28, 2009 (interest rate at 6.3% as of June 29, 2005)	228,850	199,069

Total Credit Facility	228,850	199,069
Senior subordinated notes, interest at 11.25%, due July 15, 2010, net of discount of $6,226 at June 30, 2004 and $4,979 at June 29, 2005	193,189	179,686

Total long-term debt at Buffets, Inc.	422,039	378,755

Buffets Holdings, Inc.
Senior discount notes, interest at 13.875%, due December 15, 2010, net of discount of $55,700 at June 30, 2004 and $44,561 at June 29, 2005	76,300	87,439

Grand total long-term debt	498,339	466,194
Less — Current maturities	2,300	2,016

	$496,039	$464,178

     As of June 29, 2005, future maturities of long-term debt by year were as follows (in thousands):

2006	$2,016
2007	2,016
2008	2,520
2009	192,517
2010	—
Thereafter	316,665

$515,734

Credit Facility
     Effective as of July 28, 2005, Buffets Holdings, Inc. entered into Amendment No. 1, dated as of April 6, 2005 (the “Amendment”), to Buffets, Inc.’s Amended and Restated Credit Agreement, dated as of February 20, 2004. The Amendment relaxed the interest coverage and maximum leverage ratios of the Amended and Restated Credit Agreement with which Buffets, Inc. is required to comply. The Amendment also added a repricing protection clause relating to the prepayment of term loans borrowed under the Credit Facility. The repricing protection provides that Buffets, Inc. must pay a 1% prepayment premium on all such prepayments prior to January 27, 2006.
     The amended and restated Credit Facility provides for total borrowings of up to $310,000,000, including (i) a $230,000,000 term loan, (ii) a $30,000,000 revolving credit facility, (iii) a $20,000,000 letter of credit facility, and (iv) a $30,000,000 synthetic letter of credit facility. The terms of the Credit Facility permit Buffets, Inc. to borrow, subject to availability and certain conditions, incremental term loans or to issue additional notes in an aggregate amount up to $25,000,000. The borrowings under the term loan facility bear interest, at Buffets, Inc.’s option, at either adjusted LIBOR plus 3.50% or at an alternate base rate plus 2.50%, subject to a leverage-based pricing grid. The term loan and the synthetic letter of credit facility mature on June 28, 2009, while the revolving facility and the letter of credit facilities mature on June 28, 2007. The borrowings due under the term loan are payable in equal quarterly installments in an annual amount equal to 1% of the term loan during each of the first four and a half years of the loan, with the remaining balance payable due in equal quarterly installments during the last year of the loan. The Credit Facility is fully and unconditionally guaranteed by Buffets Holdings, which has no independent assets or operations, and is secured by substantially all of the Company’s assets. Availability under the Credit Facility depends upon our continued compliance with certain covenants and financial ratios including leverage, interest coverage and fixed charge coverage as specifically defined in the Credit Facility and its amendments. Buffets, Inc. was in compliance with all financial ratio covenants of the amended Credit Facility as of June 29, 2005. The financial ratio covenant requirements increase over time, however, as set forth in Amendment No. 1 to the senior credit agreement.
     As of June 29, 2005, Buffets, Inc. had $38.3 million in outstanding letters of credit, which expire through April 7, 2006. As of June 29, 2005, the total borrowing availability under the revolving credit facility was $30.0 million and the total borrowing capacity under the letter of credit facilities was $11.7 million.
     Buffets, Inc. has the option of tying its borrowings to LIBOR or a base rate when calculating the interest rate for the term loan. The base rate is the greater of Credit Suisse First Boston’s prime rate, or the federal funds effective rate plus one-half of 1 percent.
11 1/4% Senior Subordinated Notes
     On June 28, 2002, Buffets, Inc. issued 11 1/4% senior subordinated notes in the principal amount of $230 million due July 15, 2010. Such notes were issued at a 96.181% discount, resulting in an effective yield of 12% to the initial principal amount. Interest is payable semi-annually on January 15 and July 15 of each year through July 15, 2010. Accretion of the original issue discount was approximately $0.7 million during fiscal 2003 and $0.8 million during fiscal years 2004 and 2005, and is included in interest expense in the accompanying consolidated statements of operations. Except in the event of an initial public offering, Buffets, Inc. is not entitled to redeem the notes at its option prior to July 15, 2006. The redemption price during the first twelve-month period following July 15, 2006 is 105.625%. The redemption price declines by 1.875% per year until July 15, 2009, at which point there is no redemption price premium. In the event of an initial public offering prior to July 15, 2006, Buffets, Inc. may redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 111.25%. Furthermore, in the event of a change in control, as defined in the indenture governing those notes, the holders of the notes may require the Company to repurchase the notes at a purchase price of 101% of the outstanding principal amount plus accrued and unpaid interest.
13 7/8% Senior Discount Notes
     On May 18, 2004, Buffets Holdings issued $132 million aggregate principal amount at maturity of 13 7/8% senior discount notes due December 15, 2010. The 13 7/8% senior discount notes were issued at a discount to their aggregate principal amount at maturity. Prior to July 31, 2008, interest will accrue on the 13 7/8% senior discount notes in the form of an increase in the accreted value of those notes. The accreted value of each note will increase until July 31, 2008 at a rate of 13.875% per annum. After this date, cash interest on the notes will accrue and be payable on January 31 and July 31 of each year at a rate of 13.875% per annum. Accretion of the discount was approximately $1.2 million and $11.1 million during fiscal years 2004 and 2005, respectively, and is included in interest expense in the accompanying consolidated statements of operations. If the Company fails to meet certain leverage ratio tests on or about July 31, 2006 or July 31, 2008, additional interest will accrue on the notes from that date at a rate of 1% per annum, up to a maximum of 2% per annum.
6 Shareholders’ Equity (Deficit)
Authorized Shares
     The Company has 3,600,000 authorized shares of common stock and 1,100,000 authorized shares of preferred stock.
Stock Warrants
     On October 2, 2000, Buffets Holdings issued $80 million principal amount of 14% senior subordinated notes due September 29, 2008, with detachable warrants to purchase 173,218 shares of Buffets Holdings’ common stock and 51,965 shares of Buffets Holdings’ preferred stock. Contemporaneously, Buffets Holdings issued $15 million principal amount of 16% senior subordinated notes due September 29, 2008, with detachable warrants to purchase 32,478 shares of common stock and 9,744 shares of preferred stock. Such warrants were valued collectively at $5.4 million. On June 28, 2002, all preferred stock warrants were redeemed in conjunction with the refinancing transactions, leaving 205,696 common stock warrants outstanding. The common stock warrants have an exercise price of $.01 per share and expire September 29, 2010.
Call Rights and Put Rights
     The Company has a call right to repurchase stock held by the Company’s management at any time following the termination of a management stockholder’s employment with the Company. In the event of the death or disability of a management stockholder, the management stockholder’s estate has a put right, for a period of one year following the date of termination of employment, whereby the Company may be required to repurchase the stock of the management stockholder at a price that would be paid by the Company if it were exercising its call rights. The Company may defer payment of the put right in excess of $4.0 million per fiscal year per stockholder and in excess of $8.0 million per fiscal year for all stockholders.
Stock Option Plan
     In October 2000, Buffets Holdings adopted the Equity Participation Plan, a non-qualified stock option plan under which up to 113,750 shares of common stock are reserved for issuance to certain employees. The option exercise price for each option, as determined at the date of grant, is based on the four full fiscal quarters immediately preceding the date of the award using the amount by which the sum of 4.5 times earnings before interest, taxes, depreciation and amortization, as defined in the Credit Facility, and the proceeds payable to the Company upon the exercise of the options, exceeds the consolidated indebtedness of the Company as of the date of the award. Options are fully vested upon issuance and generally expire 15 years from the date of the grant or at an earlier date, as determined by the Board of Directors. However, options are only exercisable in the event of a liquidity event, as defined in the Stockholders’ Agreement. The Company reserves the right to pay the plan participant the appreciated value of the shares rather than actually issue equity. Activity under the stock option plan is summarized as follows:

	For the Year Ended
	July 2, 2003		June 30, 2004		June 29, 2005
		Weighted-		Weighted-		Weighted-
		Avg		Avg		Avg
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	59,310	$19.08	65,822	$17.93	98,142	$16.42
Granted	10,218	11.64	44,305	13.08	11,671	0.11
Exercised	—	—	—	—	—	—
Canceled	(3,706)	19.10	(11,985)	12.14	(12,784)	16.05
Outstanding at end of year	65,822	$17.93	98,142	$16.42	97,029	$14.51
     The following table summarizes the Company’s outstanding stock options as of June 29, 2005:

	Options Outstanding
		Weighted-Avg
		Remaining
	Number	Option Term	Weighted-Avg
Range of Exercise Price	Outstanding	(in years)	Exercise Price
$ 0 — $10	46,276	11.77	$7.43
$11 — $20	32,136	13.51	14.53
$21 — $30	10,355	11.35	25.45
$31 — $40	787	11.52	32.09
$41 — $50	7,475	11.83	41.07

$ 0 — $50	97,029	12.30	$14.51

     Information regarding the effect on net income had we applied the fair value expense recognition provisions of SFAS No. 123 is included in Note 2.
7 Retirement Plan
     The Company has a 401(k) plan covering all employees with one year of service, age 21 or older, who worked at least 1,000 hours in the prior year. The Company’s discretionary contributions to the plan are determined annually, on a calendar year basis, by the Board of Directors and are used to match a portion of employees’ voluntary contributions. Participants are 100% vested in their own contributions immediately and are vested in the Company’s contributions 20% per year of service with the Company, such that they are fully vested at the end of five years of service with the Company. The Board of Directors authorized and recognized a matching contribution of $0.1 million for the calendar year ended December 31, 2003. These contributions were paid during the first quarter of the succeeding calendar year. There were no matching contributions for calendar year 2004. As of June 29, 2005, there was no accrual for matching contributions for the first half of calendar year 2005.
8 Income Taxes
     The income tax expense (benefit) consisted of the following (in thousands):

	For the Year Ended
	July 2,	June 30,	June 29,
	2003	2004	2005
Federal:
Current	$3,209	$(710)	$2,665
Deferred	1,130	1,050	(3,308)

	4,339	340	(643)
State:
Current	1,433	1,158	928
Deferred	(453)	150	(472)

	980	1,308	456

Income tax expense (benefit)	$5,319	$1,648	$(187)

     Deferred income taxes are provided to record the income tax effect of temporary differences that occur when transactions are reported in one period for financial statement purposes and in another period for tax purposes. The tax effect of the temporary differences giving rise to the Company’s deferred tax assets and liabilities was as follows (in thousands):

	June 30, 2004		June 29, 2005
		Non-		Non-
	Current	current	Current	current
	Asset	Asset	Asset	Asset
Property and equipment	$—	$(6,336)	$—	$(819)
Deferred rent	—	8,325	—	8,711
Self-insurance reserve	2,986	—	1,157	—
Accrued workers’ compensation	6,223	—	6,131	—
Accrued payroll and related benefits	1,943	—	2,020	—
Accrued store closing costs	555	—	577	—
Net operating loss and tax credit carryforwards	3,719	—	2,168	—
Deferred gain on sale leaseback transaction	—	1,298	—	1,112
Goodwill	—	(1,348)	—	(2,122)
Other	489	(906)	480	1,313

Total	$15,915	$1,033	$12,533	$8,195

     As of June 29, 2005, the Company had no operating loss carryovers, and tax credit carryovers of approximately $2.2 million, with $2.1 million of these expiring after 20 years. The remaining $.1 million of such credits can be carried forward indefinitely. The Company expects to utilize these tax credits within the next year.

     A reconciliation of the Company’s income tax expense (benefit) at the federal statutory rate to the reported income tax expense (benefit) was as follows (in thousands):

	For the Year Ended
	July 2,	June 30,	June 29,
	2003	2004	2005
Federal income tax expense (benefit) at statutory rate of 35%	$6,417	$3,367	$(830)
State income taxes, net of federal benefit	666	850	296
General business credits	(1,769)	(1,396)	(1,591)
Non-deductible interest on high-yield notes	—	—	1,316
Other	5	(1,173)	622

Income tax expense (benefit)	$5,319	$1,648	$(187)

     The $1.2 million other line item above in fiscal 2004 primarily represents a favorable resolution to a state tax audit. The $.6 million other line item above in fiscal 2005 primarily represents an increase in the Company’s federal and state income tax reserves.
9 Related-Party Transactions
     The Company entered an advisory agreement with Caxton-Iseman, a majority shareholder with approximately 78.8% of Buffets Holdings’ outstanding common stock under its control, under which Caxton-Iseman provides various advisory services to the Company in exchange for an annual advisory fee equal to 2% of the Company’s annual consolidated earnings before interest, taxes, depreciation and amortization. Caxton-Iseman receives an additional fee for advisory services relating to particular financial transactions equal to 1% of the transaction value. Under these agreements, the Company paid Caxton-Iseman $2.8 million for 2003, $3.1 million for 2004 and $1.8 million for 2005.
     The Company entered an advisory agreement with Sentinel Capital Partners, L.L.C. a minority shareholder with approximately 7.1% of Buffets Holdings’ outstanding common stock under its control, under which Sentinel Capital Partners, L.L.C. provides various advisory services to the Company for an annual advisory fee of $200,000. Under this agreement, the Company paid $200,000 in fiscal years 2003, 2004 and 2005, respectively.
     Roe H. Hatlen, a founder of Buffets, Inc., Chief Executive Officer and a current member on the Boards of Directors of Buffets, Inc. and Buffets Holdings, entered into an advisory arrangement with Buffets, Inc. and Buffets Holdings that expires in December 2005. Under his advisory agreement, Mr. Hatlen received $283,000 in 2003, $257,000 in 2004 and $238,000 in 2005. He will receive $113,000 in fiscal 2006. These amounts are in addition to salaries payable to Mr. Hatlen in fiscal

2005 and 2006 in his employment capacity with the company. In addition, Mr. Hatlen will receive health, medical and other benefits comparable to those made available to our management employees through the end of calendar year 2010. Mr. Hatlen holds approximately 6.2% of Buffets Holdings’ outstanding common stock.
     Robert M. Rosenberg, a director of the Buffets Holdings’ Board of Directors, has provided various advisory services to the Company for an advisory fee totaling $35,000 during fiscal 2003 and $3,500 during fiscal 2004.
     In November 2004, the Company entered into a short-term consulting agreement with Kerry A. Kramp, former President, Chief Executive Officer and Director of Buffets Holdings and Buffets, Inc., under which Mr. Kramp provided various consulting services to the Company. Under this agreement, the Company paid approximately $177,000 in fiscal 2005. The agreement expired in March 2005.
     Buffets Holdings has entered into stockholder agreements with certain members of management. These agreements govern the five-year vesting of Buffets Holdings common stock, transfer restrictions and agreements not to compete for two years after their employment terminates. Some management investors obtained recourse loans to purchase shares in Buffets Holdings which were guaranteed by the Company. Each of the management investors pledged his or her respective ownership interests in the shares of Buffets Holdings and executed a promissory note in favor of Buffets Holdings, whereby each agreed to repay the corresponding amount of the guaranty, together with interest at fixed rates ranging between 6% and 7% per annum at the earliest of (1) seven years, (2) termination of employment with the Company or (3) the sale, disposition or other transfer of the management investor’s ownership interest in the shares. As of June 29, 2005, all investor loans have been paid in full.
10 Commitments and Contingencies
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
     The Company is also involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or the results of operations.

Operating Leases
     The Company conducts most of its operations from leased restaurant facilities, all of which are classified as operating leases.
     The following is a schedule of future minimum lease payments required under noncancelable operating leases as of June 29, 2005 (in thousands):

2006	$54,069
2007	52,725
2008	50,579
2009	46,929
2010	40,268
Thereafter	248,819

Total future minimum lease payments	$493,389

     Minimum payments have not been reduced by minimum sublease rentals of approximately $15.1 million.
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

	For the Year Ended
	July 2,	June 30,	June 29,
	2003	2004	2005
Minimum rents	$49,315	$49,911	$50,111
Contingent rents	2,207	2,983	3,522
Less: Sublease rents	(1,388)	(2,739)	(2,844)
Deferred rents	1,530	2,381	1,482
Percentage rents	1,955	1,954	1,617

	$53,619	$54,490	$53,888

11 Condensed Consolidating Financial Statements
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

Condensed Consolidating Balance Sheet
As of June 30, 2004

		Subsidiary	Subsidiary
	Parent	Issuer	Guarantors	Eliminations	Consolidated
			(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$96	$19,771	$6,205	$—	$26,072
Restricted cash and cash equivalents	—	16,228	—	—	16,228
Receivables	—	41,056	318,430	(352,523)	6,963
Inventories	—	789	17,884	—	18,673
Income taxes receivable	1,619	—	—	(1,619)	—
Prepaid expenses and other current assets	—	4,711	533	—	5,244
Deferred income taxes	—	14,429	1,486	—	15,915

Total current assets	1,715	96,984	344,538	(354,142)	89,095
PROPERTY AND EQUIPMENT, net	—	8,206	141,412	—	149,618
GOODWILL, net	—	18,730	293,433	—	312,163
DEFERRED INCOME TAXES	—	1,033	—	—	1,033
OTHER ASSETS, net	2,847	410,013	5,264	(402,502)	15,622

Total assets	$4,562	$534,966	$784,647	$(756,644)	$567,531

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	180	395,799	2,519	(355,218)	43,280
Accrued liabilities	—	44,126	24,537	—	68,663
Income taxes payable	—	4,531	1,619	(1,619)	4,531
Current maturities of long-term debt	—	138	2,162	—	2,300

Total current liabilities	180	444,594	30,837	(356,837)	118,774
LONG-TERM DEBT, net of current maturities	76,300	25,184	659,555	(265,000)	496,039
DEFERRED LEASE OBLIGATIONS	—	1,143	20,478	—	21,621
OTHER LONG-TERM LIABILITIES	—	3,476	3,537	—	7,013

Total liabilities	76,480	474,397	714,407	(621,837)	643,447

COMMITMENTS AND CONTINGENCIES SHAREHOLDERS’ EQUITY (DEFICIT)
Common stock	32	—	—	—	32
Additional paid in capital	—	82,311	199,494	(281,805)	—
Retained earnings (accumulated deficit)	(71,950)	(21,742)	(129,254)	146,998	(75,948)

Total shareholders’ equity (deficit)	(71,918)	60,569	70,240	(134,807)	(75,916)

Total liabilities and shareholders’ equity (deficit)	$4,562	$534,966	$784,647	$(756,644)	$567,531

Condensed Consolidating Balance Sheet
As of June 29, 2005

		Subsidiary	Subsidiary
	Parent	Issuer	Guarantors	Eliminations	Consolidated
			(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$49	$14,154	$6,459	$—	$20,662
Receivables	—	591	288,145	(282,104)	6,632
Inventories	—	827	18,130	—	18,957
Prepaid expenses and other current assets	4	5,985	329	—	6,318
Deferred income taxes	187	10,860	1,486	—	12,533

Total current assets	240	32,417	314,549	(282,104)	65,102
PROPERTY AND EQUIPMENT, net	—	6,453	140,200	—	146,653
GOODWILL, net	—	18,730	293,433	—	312,163
DEFERRED INCOME TAXES	2,792	5,403	—	—	8,195
OTHER ASSETS, net	2,556	142,419	5,237	(137,302)	12,910

Total assets	$5,588	$205,422	$753,419	$(419,406)	$545,023

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	—	327,351	2,859	(285,327)	44,883
Accrued liabilities	—	45,634	24,585	—	70,219
Income taxes payable	(1,877)	8,867	—	—	6,990
Current maturities of long-term debt	—	121	1,895	—	2,016

Total current liabilities	(1,877)	381,973	29,339	(285,327)	124,108
LONG-TERM DEBT, net of current maturities	87,439	22,604	354,135	—	464,178
DEFERRED LEASE OBLIGATIONS	—	1,671	26,704	—	28,375
OTHER LONG-TERM LIABILITIES	—	3,227	3,504	—	6,731

Total liabilities	85,562	409,475	413,682	(285,327)	623,392

COMMITMENTS AND CONTINGENCIES SHAREHOLDERS’ EQUITY (DEFICIT)
Common stock	32	—	—	—	32
Additional paid in capital	14	82,311	199,244	(281,555)	14
Retained earnings (accumulated deficit)	(80,020)	(286,364)	140,493	147,476	(78,415)

Total shareholders’ equity (deficit)	(79,974)	(204,053)	339,737	(134,079)	(78,369)

Total liabilities and shareholders’ equity (deficit)	$5,588	$205,422	$753,419	$(419,406)	$545,023

Condensed Consolidating Statement of Operations
For the Year Ended July 2, 2003

		Subsidiary	Subsidiary
	Parent	Issuer	Guarantors	Eliminations	Consolidated
			(In thousands)
RESTAURANT SALES	$—	$38,983	$946,303	$—	$985,286
RESTAURANT COSTS:
Food	—	13,122	298,769	—	311,891
Labor	—	12,570	300,962	—	313,532
Direct and occupancy	—	5,189	220,228	—	225,417

Total restaurant costs	—	30,881	819,959	—	850,840
ADVERTISING EXPENSES	—	1,131	27,458	—	28,589
GENERAL AND ADMINISTRATIVE EXPENSES	—	1,796	43,586	—	45,382
IMPAIRMENT OF ASSETS	—	—	4,803	—	4,803
GAIN ON SALE OF ORIGINAL ROADHOUSE GRILL RESTAURANTS	—	—	(7,088)	—	(7,088)
LOSS ON SALE LEASEBACK TRANSACTIONS	—	—	5,856	—	5,856

OPERATING INCOME	—	5,175	51,729	—	56,904
INTEREST EXPENSE	1,089	2,409	37,737	—	41,235
INTEREST INCOME	—	(307)	—	—	(307)
OTHER INCOME	—	(1,270)	—	—	(1,270)

INCOME (LOSS) BEFORE INCOME TAXES	(1,089)	4,343	13,992	—	17,246
INCOME TAX EXPENSE	—	955	4,364	—	5,319

Net income (loss)	$(1,089)	$3,388	$9,628	$—	$11,927

Condensed Consolidating Statement of Operations
For the Year Ended June 30, 2004

		Subsidiary	Subsidiary
	Parent	Issuer	Guarantors	Eliminations	Consolidated
			(In thousands)
RESTAURANT SALES	$—	$39,851	$902,980	$—	$942,831
RESTAURANT COSTS:
Food	—	14,072	293,735		307,807
Labor	—	12,544	274,923		287,467
Direct and occupancy	—	5,393	211,995	—	217,388

Total restaurant costs	—	32,009	780,653	—	812,662
ADVERTISING EXPENSES	—	1,093	24,761	—	25,854
GENERAL AND ADMINISTRATIVE EXPENSES	—	1,806	40,916	—	42,722
IMPAIRMENT OF ASSETS	—	—	1,878	—	1,878
FINANCING-RELATED COMPENSATION EXPENSES	1,466	774	—	—	2,240

OPERATING INCOME (LOSS)	(1,466)	4,169	54,772	—	57,475
INTEREST EXPENSE	2,164	2,247	35,198	—	39,609
INTEREST INCOME	—	(424)	—	—	(424)
LOSS RELATED TO REFINANCING	575	4,201	—	—	4,776
LOSS RELATED TO EARLY EXTINGUISHMENT OF DEBT	—	5,275	—	—	5,275
OTHER INCOME	—	(1,379)	—	—	(1,379)

INCOME (LOSS) BEFORE INCOME TAXES	(4,205)	(5,751)	19,574	—	9,618
INCOME TAX EXPENSE (BENEFIT)	(1,619)	(1,359)	4,626	—	1,648

Net income (loss)	$(2,586)	$(4,392)	$14,948	$—	$7,970

Condensed Consolidating Statement of Operations
For the Year Ended June 29, 2005

		Subsidiary	Subsidiary
	Parent	Issuer	Guarantors	Eliminations	Consolidated
			(In thousands)
RESTAURANT SALES	$—	$40,550	$886,231	$—	$926,781
RESTAURANT COSTS:
Food	—	14,594	292,493		307,087
Labor	—	12,618	266,596		279,214
Direct and occupancy	—	7,169	215,118	—	222,287

Total restaurant costs	—	34,381	774,207	—	808,588
ADVERTISING EXPENSES	—	1,051	22,963	—	24,014
GENERAL AND ADMINISTRATIVE EXPENSES	5	1,904	41,603	—	43,512
IMPAIRMENT OF ASSETS	—	—	3,609	—	3,609

OPERATING INCOME (LOSS)	(5)	3,214	43,849	—	47,058
INTEREST EXPENSE	11,453	2,199	34,448	—	48,100
INTEREST INCOME	—	(515)	—	—	(515)
LOSS RELATED TO REFINANCING	856	—	—	—	856
LOSS RELATED TO EARLY EXTINGUISHMENT OF DEBT	—	1,923	—	—	1,923
OTHER INCOME	—	(935)	—	—	(935)

INCOME (LOSS) BEFORE INCOME TAXES	(12,314)	542	9,401	—	(2,371)
INCOME TAX EXPENSE (BENEFIT)	(3,237)	166	2,884	—	(187)

Net income (loss)	$(9,077)	$376	$6,517	$—	$(2,184)

Condensed Consolidating Statement of Cash Flows
For the Year Ended July 2, 2003

		Subsidiary	Subsidiary
	Parent	Issuer	Guarantors	Eliminations	Consolidated
			(In thousands)
OPERATING ACTIVITIES:
Net income (loss)	$(1,089)	$3,388	$9,628	$—	$11,927
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	—	3,510	33,375	—	36,885
Amortization of debt issuance costs	—	71	1,111	—	1,182
Accretion of original issue discount	—	44	695	—	739
Impairment of assets	—	—	4,803	—	4,803
Deferred income taxes	—	41	636	—	677
Gain on sale of Original Roadhouse Grill Restaurants	—	—	(7,088)	—	(7,088)
Loss on disposal of assets	—	—	565	—	565
Loss on sale leaseback transactions	—	—	5,856	—	5,856
Changes in assets and liabilities:
Receivables	96	4,759	(2,509)	—	2,346
Inventories	—	(103)	273	—	170
Prepaid expenses and other assets	—	2,457	(410)	—	2,047
Accounts payable	—	7,684	666	—	8,350
Accrued and other liabilities	1,089	(5,608)	(8,171)	—	(12,690)
Income taxes payable/refundable	(96)	501	1,482	—	1,887

Net cash provided by operating activities	—	16,744	40,912	—	57,656

INVESTING ACTIVITIES:
Proceeds from sale leaseback transactions	—	—	26,117	—	26,117
Proceeds from sale of Original Roadhouse Grill Restaurants	—	—	25,850	—	25,850
Purchase of property and equipment	—	(2,423)	(23,299)	—	(25,722)
Corporate cash advances (payments)	—	(883)	883	—	—
Proceeds from sale of other assets	—	—	417	—	417

Net cash provided by (used in) investing activities	—	(3,306)	29,968	—	26,662

FINANCING ACTIVITIES:
Repayment of debt	—	(4,392)	(68,806)	—	(73,198)
Redemption of subordinated notes	(400)	—	—	—	(400)
Repurchase of common stock	(576)	—	—	—	(576)
Proceeds from issuance of common stock	450	—	—	—	450
Dividends	576	(576)	—	—	—
Debt issuance costs	—	(186)	(2,915)	—	(3,101)

Net cash provided by (used in) investing activities	50	(5,154)	(71,721)	—	(76,825)

NET CHANGE IN CASH AND CASH EQUIVALENTS	50	8,284	(841)	—	7,493
CASH AND CASH EQUIVALENTS, beginning of period	58	227	8,077	—	8,362

CASH AND CASH EQUIVALENTS, end of period	$108	$8,511	$7,236	$—	$15,855

Condensed Consolidating Statement of Cash Flows
For the Year Ended June 30, 2004

		Subsidiary	Subsidiary
	Parent	Issuer	Guarantors	Eliminations	Consolidated
			(In thousands)
OPERATING ACTIVITIES:
Net income (loss)	$(2,586)	$(4,392)	$14,948	$—	$7,970
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	3,655	30,152	—	33,807
Amortization of debt issuance costs	—	82	1,288	—	1,370
Net loss related to refinancing:
Write-off of debt issuance costs	—	4,201	—	—	4,201
Accretion of original issue discount	1,227	49	773	—	2,049
Loss related to early extinguishment of debt	—	5,275	—	—	5,275
Impairment of assets	—	—	1,878	—	1,878
Deferred income taxes	—	—	1,200	—	1,200
Loss on disposal of assets	—	72	233	—	305
Changes in assets and liabilities:
Receivables	—	43,129	(41,505)	(1,859)	(235)
Inventories	—	(428)	(246)	—	(674)
Prepaid expenses and other assets	—	(1,730)	4,525	—	2,795
Accounts payable	180	(287)	(390)	—	(497)
Accrued and other liabilities	(1,101)	(4,592)	(3,005)	—	(8,698)
Income taxes payable/refundable	(1,619)	1,130	233	—	(256)

Net cash provided by (used in) operating activities	(3,899)	46,164	10,084	(1,859)	50,490

INVESTING ACTIVITIES:
Proceeds from sale leaseback transactions	—	—	2,710	—	2,710
Purchase of property and equipment	—	(1,432)	(31,575)	—	(33,007)
Corporate cash advances (payments)	—	(13,631)	11,772	1,859	—
Acquisition of 20% minority interest in Tahoe Joe’s Inc.	—	—	(370)	—	(370)
Proceeds from sale of other assets	—	—	2,284	—	2,284

Net cash provided by (used in) investing activities	—	(15,063)	(15,179)	1,859	(28,383)

FINANCING ACTIVITIES:
Repayment of debt	—	(10,377)	(162,576)	—	(172,953)
Redemption of subordinated notes	(27,364)	—	—	—	(27,364)
Repurchase of common stock	(380)	—	—	—	(380)
Proceeds from issuance of common stock	241	—	—	—	241
Proceeds from issuance of senior discount notes	75,073	—	—	—	75,073
Unrestricted cash proceeds from credit facility	—	11,718	183,582	—	195,300
Initial restricted cash proceeds from credit facility	—	2,082	32,618	—	34,700
Restricted cash proceeds from credit facility available as of year end	—	(974)	(15,254)	—	(16,228)
Use of restricted cash for early extinguishment of debt	—	(1,108)	(17,364)	—	(18,472)
Use of unrestricted cash for early extinguishment of debt	—	(918)	(14,382)	—	(15,300)
Dividends	(40,836)	(20,101)	—	—	(60,937)
Debt issuance costs	(2,847)	(163)	(2,560)	—	(5,570)

Net cash provided by (used in) investing activities	3,887	(19,841)	4,064	—	(11,890)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(12)	11,260	(1,031)	—	10,217
CASH AND CASH EQUIVALENTS, beginning of period	108	8,511	7,236	—	15,855

CASH AND CASH EQUIVALENTS, end of period	$96	$19,771	$6,205	$—	$26,072

Condensed Consolidating Statement of Cash Flows
For the Year Ended June 29, 2005

		Subsidiary	Subsidiary
	Parent	Issuer	Guarantors	Eliminations	Consolidated
			(In thousands)
OPERATING ACTIVITIES:
Net income (loss)	$(9,077)	$376	$6,517	$—	$(2,184)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	3,214	29,033	—	32,247
Amortization of debt issuance costs	315	64	1,007	—	1,386
Accretion of original issue discount	11,139	46	721	—	11,906
Loss related to early extinguishment of debt	—	1,923	—	—	1,923
Impairment of assets	—	—	3,609	—	3,609
Deferred income taxes	(2,979)	(48)	(753)	—	(3,780)
Loss on disposal of assets	—	—	2,280	—	2,280
Changes in assets and liabilities:
Receivables	—	40,264	(39,297)	(636)	331
Inventories	—	(38)	(645)	—	(683)
Prepaid expenses and other assets	(4)	(1,274)	204	—	(1,074)
Accounts payable	(180)	1,544	340	—	1,704
Accrued and other liabilities	—	1,787	764	—	2,551
Income taxes payable/refundable	(258)	4,336	(1,619)	—	2,459

Net cash provided by (used in) operating activities	(1,044)	52,194	2,161	(636)	52,675

INVESTING ACTIVITIES:
Purchase of property and equipment	—	(1,601)	(27,530)	—	(29,131)
Corporate cash advances (payments)	—	(53,163)	52,527	636	—
Proceeds from sale of other assets	32	—	628	—	660

Net cash provided by (used in) investing activities	32	(54,764)	25,625	636	(28,471)

FINANCING ACTIVITIES:
Repayment of debt	—	(1,787)	(27,994)	—	(29,781)
Redemption of subordinated notes	—	—	—	—	—
Repurchase of common stock	(284)	—	—	—	(284)
Proceeds from issuance of common stock	15	—	—	—	15
Reduction of restricted cash available for early extinguishment of debt	—	974	15,254	—	16,228
Use of restricted cash for early extinguishment of debt	—	(944)	(14,792)	—	(15,736)
Dividends	1,290	(1,290)	—	—	—
Debt issuance costs	(56)	—	—	—	(56)

Net cash provided by (used in) investing activities	965	(3,047)	(27,532)	—	(29,614)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(47)	(5,617)	254	—	(5,410)
CASH AND CASH EQUIVALENTS, beginning of period	96	19,771	6,205	—	26,072

CASH AND CASH EQUIVALENTS, end of period	$49	$14,154	$6,459	$—	$20,662

12 Interim Financial Results (Unaudited)
     The following table sets forth certain unaudited quarterly information for each of the eight fiscal quarters for the years ended June 30, 2004 and June 29, 2005 (in thousands). In management’s opinion, this unaudited quarterly information has been prepared on a consistent basis with the audited financial statements and includes all necessary adjustments, consisting only of normal recurring adjustments, that management considers necessary for a fair presentation of the unaudited quarterly results when read in conjunction with the Consolidated Financial Statements and Notes. The Company believes that quarter-to-quarter comparisons of its financial results are not necessarily indicative of future performance.

	For the Year Ended June 29, 2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$217,208	$205,175	$277,567	$226,831

Operating income	14,391	9,084	14,070	9,513

Income (loss) before income taxes	1,909	(2,457)	(588)	(1,235)

Net income (loss)	$1,096	$(1,389)	$(332)	$(1,559)

	For the Year Ended June 30, 2004
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$219,608	$211,275	$287,573	$224,375

Operating income	14,219	12,090	18,446	12,720

Income (loss) before income taxes	6,067	3,674	(590)	467

Net income (loss)	$3,967	$2,554	$(70)	$1,519

     Net income (loss) for fiscal years 2005 and 2004 was impacted by certain unusual and infrequent transactions as follows:
     Net loss for the fourth quarter of fiscal 2005 included pretax charges of $3.6 million for the impairment of long-lived assets, $0.5 million in losses on disposals, and $0.4 million charge for severance expense. Net income for the fourth quarter of fiscal 2004 included pretax charges of $1.9 million for the impairment of long-lived assets, $2.2 million of financing-related compensation expense related to the issuance of Buffets Holdings’ 13 7/8% senior discount notes, and a $2.5 million loss on the early extinguishment of approximately $15.3 million of Buffets’ 11 1/4% senior subordinated notes.
     The net loss for the third quarter of fiscal 2004 included pretax charges totaling approximately $7.5 million (impact on net income of $4.2 million) associated with the refinancing of our senior credit facility, an uncompleted senior discount note offering and the early extinguishment of $14.3 million of our 11 1/4% senior subordinated notes.

     The net loss for the second quarter of fiscal 2005 included pretax charges of approximately $1.3 million in severance expense related to a reduction of headquarter staff and the replacement of the Chief Executive Officer, a $0.8 million loss on refinancing in connection with the withdrawal of the initial public offering of Income Deposit Securities, as well as $0.7 million in losses on disposal primarily associated with the closure of three restaurants.
     Net income for the first quarter of fiscal 2005 included a pretax charge of approximately $1.9 million related to the early extinguishment of approximately $14.3 million of Buffets’ 11 1/4% senior subordinated notes. Net income for the first quarter of fiscal 2004 included a pretax gain of approximately $0.3 million for an adjustment in the Company’s minority interest liability. The adjustment in the minority interest liability was made in conjunction with the Company’s acquisition of the remaining 20% interest in Tahoe Joe’s Inc. from the minority holder for $370,000 in August 2003.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and regulations, and that the information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures based closely on the definition of “disclosure controls and procedures” in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.
     We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures as of June 29, 2005. Based on this evaluation, we concluded that our disclosure controls and procedures were effective as of such date.
Changes in Internal Control Over Financial Reporting
     During the twelve weeks ended June 29, 2005, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

     PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The following table sets forth information regarding our directors and executive officers:

Name	Age	Position
Frederick J. Iseman	52	Chairman of the Board and Director of Buffets
Roe H. Hatlen	61	President, Chief Executive Officer, Vice Chairman of the Board and Director of Buffets
R. Michael Andrews, Jr.	41	Executive Vice President and Chief Operating Officer
Glenn D. Drasher	54	Executive Vice President of Marketing
H. Thomas Mitchell	48	Executive Vice President, General Counsel and Secretary
Dale Maxfield	46	Executive Vice President of Operations
Fred Williams	47	Executive Vice President of Development/Real Estate
Steven M. Lefkowitz	41	Director of Buffets
Robert A. Ferris	63	Director of Buffets
David S. Lobel	52	Director of Buffets
Robert M. Rosenberg	67	Director of Buffets
     Frederick Iseman has served as Chairman of the Board and as a director of Buffets Holdings and as Chairman of the Board and as a director of Buffets since October 2000. Mr. Iseman is currently Chairman and Managing Partner of Caxton-Iseman Capital, a private investment firm, which was founded by Mr. Iseman in 1993. Prior to establishing Caxton-Iseman Capital, Mr. Iseman founded Hambro-Iseman Capital Partners, a merchant banking firm. From 1988 to 1990, Mr. Iseman was a member of Hambro International Venture Fund. Mr. Iseman is Chairman of the Board and a director of Anteon International Corporation and Ply Gem Industries, Inc. and a member of the Advisory Board of Duke Street Capital and the Advisory Board of STAR Capital Partners Limited.
     Roe H. Hatlen co-founded Buffets and has served as President and Chief Executive Officer of Buffets Holdings and of Buffets since November 2004. He has served as a director of Buffets Holdings since October 2000 and as a director of Buffets since June 2002. He served as the Vice-Chairman of the Board of Buffets Holdings from October 2000 to November 2004 and as the Vice-Chairman of the Board of Buffets since June 2002. He served as Buffets’ Chairman and Chief Executive Officer from its inception in 1983 through May 2000 and as President from May 1989 to September 1992. He is a member of the Board of Regents of Pacific Lutheran University.
     R. Michael Andrews, Jr. has served as Executive Vice President and Chief Operating Officer of Buffets Holdings and of Buffets since November 2004. He served as Executive Vice President and Chief Financial Officer of Buffets Holdings from February 2004 to November 2004 and of Buffets from April 2000 to November 2004. Prior to joining us, Mr. Andrews served as Chief Financial Officer of Eerie World Entertainment, the parent company to Jekyll & Hyde Clubs, and as Chief Financial Officer of Don Pablo’s Restaurants. Previously, Mr. Andrews was with KPMG Peat Marwick LLP for approximately 12 years, serving most recently as Senior Manager.
     Glenn D. Drasher served as the Executive Vice President of Marketing for Buffets since 1997. He has over 25 years of operational, marketing and executive restaurant industry experience. From 1994 until he joined us, Mr. Drasher was Executive Vice President for Country Kitchen International and Vice President of Marketing for Country Hospitality Worldwide, both divisions of Carlson Companies. Mr. Drasher separated from Buffets in August 2005.

     H. Thomas Mitchell has served as Executive Vice President, General Counsel and Secretary of Buffets Holdings since February 2004 and of Buffets since 1998. He joined Buffets in 1994 and has 13 years of executive restaurant industry experience and 19 years of legal practice. Mr. Mitchell served in the further capacity of Chief Administrative Officer from 1998 until 2000.
     Dale Maxfield was promoted from Senior Vice President of Operations to Executive Vice President of Operations of Buffets Holdings and of Buffets in November 2004. He joined Buffets in September 1992 and has 23 years of restaurant industry experience.
     Fred Williams was promoted to Executive Vice President of Concept Development of Buffets Holdings and of Buffets in November 2004 and became Executive Vice President of Development/Real Estate in July 2005. He previously worked for Buffets from 1985 to 1992 and rejoined our company in June 2004 as a Divisional Vice President of Operations. Mr. Williams has 29 years of restaurant industry experience.
     Steven M. Lefkowitz has served as a director of Buffets Holdings and of Buffets since October 2000. Mr. Lefkowitz is a Managing Director of Caxton-Iseman Capital and has been employed by Caxton-Iseman Capital since 1993. From 1988 to 1993, Mr. Lefkowitz was employed by Mancuso & Company, a private investment firm, and served in several positions including Vice President and as a Partner of Mancuso Equity Partners. Mr. Lefkowitz is a director of Anteon International Corporation and Ply Gem Industries, Inc.
     Robert A. Ferris has served as a director of Buffets Holdings since October 2000 and of Buffets since June 2002. Mr. Ferris is a Managing Director of Caxton-Iseman Capital and has been employed by Caxton-Iseman Capital since March 1998. From 1981 to February 1998, Mr. Ferris was a General Partner of Sequoia Associates, a private investment firm headquartered in Menlo Park, California. Prior to founding Sequoia Associates, Mr. Ferris was a Vice President of Arcata Corporation, a New York Stock Exchange-listed company. Mr. Ferris is a director of Anteon International Corporation and Ply Gem Industries, Inc.
     David S. Lobel has served as a director of Buffets Holdings since October 2000 and of Buffets since June 2002. Mr. Lobel is currently Managing Partner of Sentinel Capital Partners, a private equity investment firm founded by Mr. Lobel in 1995. Prior to establishing Sentinel Capital Partners, Mr. Lobel spent 15 years at First Century Partners, Smith Barney’s venture capital affiliate. Mr. Lobel joined First Century in 1981 and served as a general partner of funds managed by First Century from 1983 until his departure in 1995. From 1979 to 1981, Mr. Lobel was a consultant at Bain & Company.
     Robert M. Rosenberg has served as a director of Buffets Holdings since May 2001 and of Buffets since June 2002. He is the retired Chief Executive Officer of Dunkin’ Donuts, a position he held from 1963 until his retirement in 1998. He has been a member of the Board of Directors of Sonic Corp. since 1993 and a member of the Board of Directors of Domino’s Pizza since 1999.
     We have adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Operating Officer and all financial managers and executives.

Board of Directors
     Our six-member Board of Directors is comprised of — Frederick J. Iseman, Roe H. Hatlen, Steven M. Lefkowitz, Robert A. Ferris, David S. Lobel and Robert M. Rosenberg. The board typically meets in joint session with the Buffets Holdings’ board of directors. Our Board of Directors has three committees — the audit committee, the compensation committee and the executive committee.
     Messrs. Lefkowitz and Rosenberg serve on the audit committee, which meets with financial management, the internal auditors and the independent auditors to review internal accounting controls and accounting, auditing, and financial reporting matters. Messrs. Ferris, Hatlen, Lefkowitz and Lobel serve on the compensation committee, which reviews the compensation of our executive officers, executive bonus allocations and other compensation matters. Messrs. Iseman and Hatlen serve on the executive committee, which has been formed to take action on matters relating to the general governance of our company when the board is not otherwise meeting.
     The directors, with the exception of Robert Rosenberg, receive no cash compensation for serving on the board except for reimbursement of reasonable expenses incurred in attending meetings. Mr. Rosenberg receives $25,000 annually for his attendance at board meetings.
Audit Committee Financial Expert
     The board of directors has determined that we have more than one audit committee financial expert serving on the audit committee. Steven M. Leftkowitz is an audit committee financial expert as defined in Regulation S-K promulgated under the Securities Act. Mr. Leftkowitz is not independent as that term is used in Schedule 14A of the Exchange Act.
ITEM 11. EXECUTIVE COMPENSATION
     The following table sets forth information relating to the compensation awarded to, earned by or paid to our President and Chief Executive Officer, and each of the four other most highly compensated executive officers whose individual compensation exceeded $100,000 during fiscal 2005, 2004 and 2003 for services rendered to us.

	Annual Compensation
				Other Annual
	Fiscal			Compensation		All Other
Name and Principal Position	Year	Salary($)	Bonus($)	($)(1)		Compensation
Roe H. Hatlen	2005	261,539	—	—		238,000	(3)
President, Chief Executive	2004	—	—	—		257,000	(3)
Officer and Director (2)	2003	—	—	—		283,000	(3)
Kerry A. Kramp	2005	200,491	—	—		713,870	(4)
President, Chief Executive	2004	491,400	—	—		—
Officer and Director (2)	2003	472,500	50,000	—		—
R. Michael Andrews, Jr.	2005	284,806	—	31,152	(6)	—
Executive Vice President	2004	224,640	—	—		—
and Chief Operating Officer (5)	2003	216,000	75,000	—		—
Glenn D. Drasher	2005	231,530	—	—		237,796	(8)
Executive Vice President	2004	224,786	—	—		—
of Marketing (7)	2003	222,560	—	—		—
Dale Maxfield	2005	223,754	—	—		—
Executive Vice President	2004	186,849	16,000	63,510	(10)	—
of Operations (9)	2003	164,115	—	—		—
H. Thomas Mitchell	2005	200,154	—	—		—
Executive Vice President,	2004	194,324	—	—		—
General Counsel and Secretary	2003	192,400	50,000	—		—

(1)	This column includes perquisites exceeding the smaller of $50,000 or ten percent of the total annual salary and bonus for each named executive officer.

(2)	Mr. Hatlen replaced Mr. Kramp as President and Chief Executive Officer in November 2004.

(3)	Amount is related to an advisory agreement as discussed in Item 13 “Certain Relationships and Related Transactions”.

(4)	Amount includes $536,966 of severance pay and $176,904 related to a consulting agreement as discussed in Item 13 “Certain Relationships and Related Transactions”.

(5)	Mr. Andrews was promoted from Executive Vice President and Chief Financial Officer to Executive Vice President and Chief Operating Officer in November 2004.

(6)	Amount includes $23,568 of car allowance.

(7)	Mr. Drasher separated from the company in August 2005.

(8)	Amount represents severance pay accrued as of June 29, 2005.

(9)	Mr. Maxfield was promoted from Senior Vice President of Operations to Executive Vice President of Operations in November 2004.

(10)	Amount includes $46,206 of relocation expense allowance.
Employee Benefit Plans
     We have a 401(k) plan covering all employees with one year of service, age 21 or older, who worked at least 1,000 hours in the prior year. Our discretionary contributions to the plan are determined annually, on a calendar year basis, by the Board of Directors and are used to match a portion of our employees’ voluntary contributions. Participants are 100% vested in their own contributions immediately and are vested in our partial matching contributions 20% per year of service with the Company, such that they are fully vested at the end of five years of service with the Company. The Board of Directors authorized and we recognized a matching contribution of $0.1 million for the calendar year ended December 31, 2003. These contributions were paid during the first quarter of the succeeding calendar year. There were no matching contributions for calendar year 2004. As of June 29, 2005, there was no accrual for matching contributions for the first half of calendar year 2005.
Employment Agreements
     Kerry A. Kramp, Glenn D. Drasher, R. Michael Andrews, Jr., Dale Maxfield and H. Thomas Mitchell each entered into a severance protection agreement with us dated as of September 29, 2000.

Each agreement entitles the executive to continue to receive his or her salary, medical and health benefits, group term life insurance and long term disability coverage on the same basis as prior to termination of employment with us for 52 weeks following termination of employment with us for any reason other than for cause, disability or death and execution of a release attached to the agreements. The executives have no duty to mitigate the amounts payable under the agreements. Kerry A. Kramp and Glenn D. Drasher have been or are currently being compensated under the terms of their respective severance protection agreements.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     The following table sets forth the number and percentage of outstanding Buffets Holdings’ common stock beneficially owned by (1) each executive officer named in the Executive Compensation table above (the “named executive officers”) and each director of Buffets individually, (2) all executive officers and directors as a group and (3) the stockholders of Buffets Holdings known to us to be the beneficial owner of more than 5% of Buffets Holdings’ common stock as of June 29, 2005. Except as noted below, the address of each principal stockholder of Buffets Holdings is c/o Buffets Holdings, Inc., 1460 Buffet Way, Eagan, Minnesota, 55121.

Name of Beneficial Owner	Shares	Percentage
Caxton-Iseman Investments L.P. (1)	2,501,438	78.8%
Sentinel Capital Partners II, L.P. (2)	225,106	7.1
Frederick J. Iseman (1)	2,501,438	78.8
David S. Lobel (2)	225,106	7.1
Roe H. Hatlen (3)	195,452	6.2
R. Michael Andrews, Jr.	89,375	2.8
Dale Maxfield	40,625	1.3
H. Thomas Mitchell	20,000	0.6
Glenn D. Drasher (5)	18,501	0.6
Robert M. Rosenberg (4)	4,610	0.1
Steven M. Lefkowitz	—	—
Robert A. Ferris	—	—
All executive officers and directors as a group (11 persons)	3,115,107	98.1

(1)	By virtue of Mr. Iseman’s indirect control of Caxton-Iseman Investments L.P., he is deemed to beneficially own the 2,501,438 shares of common stock held by that entity. The address of Caxton-Iseman Investments L.P. and Mr. Iseman is c/o Caxton-Iseman Capital, Inc., 667 Madison Avenue, New York, New York, 10021.

(2)	By virtue of Mr. Lobel’s indirect control of Sentinel Capital Partners II, L.P., he is deemed to beneficially own the 225,106 shares of common stock held by that entity. The address of Sentinel Capital Partners II, L.P. is 777 Third Avenue, 32nd Floor, New York, New York, 10017.

(3)	Mr. Hatlen has sole voting and dispositive power over 65,012 shares of common stock. Mr. Hatlen may be deemed to be the beneficial owner of 33,340 shares of common stock held by Kari E. Hatlen, 33,339 shares of common stock held by Erik R. Hatlen, 22,506 shares of common stock owned by Lars C. Hatlen Trust and 10,833 shares of common stock owned by Lars C. Hatlen. By virtue of Mr. Hatlen’s control over Eventyr Investments, he is deemed to beneficially own the 30,422 shares of common stock held by that entity.

(4)	Mr. Rosenberg also owned options to purchase 12,600 shares of common stock.

(5)	Mr. Drasher separated from the company in August 2005.

     The following table provides information about the securities authorized for issuance under our Equity Participation Plan as of June 29, 2005:

Equity Compensation Plan Information
	Number of	Weighted-	Number of securities
	securities to be	average exercise	remaining available for
	issued upon exercise	price of	future issuance under
	of outstanding	outstanding	equity compensation plans
	options, warrants	options, warrants	(excluding securities
Plan Category	and rights	and rights	reflected in column (A))
Equity compensation plans approved by security holders	97,029	$14.51	16,721
Equity compensation plans not approved by security holders	—	—	—

Total	97,029	$14.51	16,721

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Founder Advisory Agreements
     Roe H. Hatlen has entered into an advisory arrangement with us that expires in 2005. Under his advisory agreement, Mr. Hatlen received $257,000 in fiscal 2004 and $238,000 in fiscal 2005. He will receive $113,000 in fiscal 2006. These amounts are in addition to salaries payable to Mr. Hatlen in fiscal 2005 and 2006 in his employment capacity with the company. In addition, Mr. Hatlen will receive health, medical and other benefits comparable to those made available to our management employees through calendar 2010. Mr. Hatlen holds approximately 6.2% of the shares of Buffets Holdings common stock.
Purchase of Property by Roe Hatlen
     In November 2001, Mr. Hatlen purchased a portion of the land adjoining our headquarters for $1.02 million. The land was sold by the entity that had purchased the parcel at the time of the buyout from public shareholders. Mr. Hatlen’s purchase resulted in a reduction of the rental amount payable by us under the sale and leaseback transaction relating to our corporate headquarters.
Caxton-Iseman Capital Advisory Agreement
     We entered an advisory agreement with Caxton-Iseman Capital under which Caxton-Iseman Capital provides various advisory services to us in exchange for an annual advisory fee equal to 2% of our annual consolidated earnings before interest, taxes, depreciation and amortization and an additional 1% fee for advisory services relating to particular transactions. Under this agreement, we paid $2.8 million in fiscal 2003, $3.1 million in the 2004 and $1.8 million in fiscal 2005.
Board of Directors Advisory Agreement
     In October 2002, we entered into an advisory agreement with Robert M. Rosenberg, under which he has provided various advisory services to us for advisory fees totaling $35,000 during fiscal 2003 and $3,500 during fiscal 2004.
Sentinel Capital Advisory Agreement
     We entered into an advisory agreement with Sentinel Capital Partners, L.L.C., under which Sentinel Capital provides various advisory services to us. Under this agreement, we paid $200,000 in fiscal years 2003, 2004 and 2005, respectively.

Consulting Agreement
     In November 2004, we entered into a short-term consulting agreement with Kerry A. Kramp, under which Mr. Kramp provided various consulting services to us. Under this agreement, we paid approximately $177,000 in fiscal 2005. The agreement expired in March 2005.
Guarantees, Promissory Notes and Pledge Agreements
     As part of the buyout from public shareholders on October 2, 2000, some of our management investors obtained recourse loans from U.S. Bank, which allowed them to purchase shares in Buffets Holdings. In connection with these management investor loans, we provided guarantees of these loans to U.S. Bank and we paid interest to U.S. Bank at prime plus 1% on these loans. Concurrently, each of the management investors pledged his, or her, respective ownership interests in the shares of Buffets Holdings and executed a promissory note in favor of Buffets Holdings, whereby each agreed to repay the corresponding amount of the guarantee, together with interest at fixed rates ranging between 6% and 7% per annum, at the earliest of (1) seven years, (2) termination of employment with our company or (3) the sale, disposition or other transfer of the management investor’s ownership interests in the shares. As of June 29, 2005, all investor loans have been paid in full.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The following table presents aggregate fees for professional services rendered by our principal accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte & Touche”) for the audit of our annual consolidated financial statements for the years ended July 2, 2003, June 30, 2004 and June 29, 2005.

	For the Year Ended
	July 2,	June 30,	June 29,
	2003	2004	2005
Audit fees (1)	$118,800	$285,600	$403,306
Audit-related fees (2)	243,686	42,850	10,000
Tax fees (3)	97,425	57,600	66,950
All other fees	—	—	—

Total fees	$459,911	$386,050	$480,256

(1)	Audit fees are comprised of annual audit fees, quarterly review fees, comfort letter fees, consent fees, fees associated with the review of prospectuses and consultation fees on accounting issues.

(2)	Audit-related fees for fiscal years 2003 and 2004 are comprised of annual audits and quarterly reviews of our subsidiaries. Audit-related fees for fiscal 2005 related to the issuance of a separate audit report on the consolidated financial statements of Buffets, Inc.

(3)	Tax fees are comprised of tax compliance and consultation fees.
     The audit committee evaluates and considers whether the services rendered by Deloitte & Touche, except for services rendered in connection with its audit of our annual consolidated financial statements, are compatible with maintaining Deloitte & Touche’s independence pursuant to Independence Standards Board Standard No. 1. The audit committee has reviewed the nature of non- audit services provided by Deloitte & Touche and has concluded that these services are compatible with maintaining the firm’s ability to serve as our independent auditors.
     We, and our audit committee, are committed to ensuring the independence of the Independent Registered Public Accounting Firm, both in fact and appearance. In this regard, our audit committee has established a pre-approval policy in accordance with the applicable rules of the Securities and Exchange Commission. The pre-approval policy (i) identifies specifically prohibited services by our independent auditor; (ii) requires the annual review and approval of audit services, including the annual audit and quarterly review of us as well as other audits required contractually; (iii) stipulates certain other audit-related services as “pre-approved,” including procedures performed in connection with issuing comfort letters and activities associated with the research, application and interpretation of accounting standards as well as those related to the Securities and Exchange Commission’s review of our security filings; and (iv) requires the annual review and approval of certain non-audit services once they exceed specified monetary levels, including income tax preparation, income tax consulting and debt covenant compliance testing. All non-audit services require pre-approval by the full audit committee, unless delegated to a committee member.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
(a)	Documents filed as part of this report:
1.	The following Financial Statements of the Company are included in Part II, Item 8 of this Annual Report on Form 10-K:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of June 30, 2004 and June 29, 2005.
Consolidated Statements of Operations for the Year Ended July 2, 2003, for the Year Ended June 30, 2004 and for the Year Ended June 29, 2005.
Consolidated Statements of Shareholder’s Equity (Deficit) for the Year Ended July 3, 2002, for the Year Ended July 2, 2003, for the Year Ended June 30, 2004 and for the Year Ended June 29, 2005
Consolidated Statements of Cash Flows for the Year Ended July 2, 2003, for the Year Ended June 30, 2004, and for the Year Ended June 29, 2005.
Notes to Consolidated Financial Statements
2.	Schedules to Financial Statements:

All financial statement schedules have been omitted because they are either inapplicable or the information required is provided in the Company’s Consolidated Financial Statements and Notes thereto, included in Part II, Item 8 of this Annual Report on Form 10-K.

3.	See Index to Exhibits on page 79 of this report.
(b)	Reports on Form 8-K:
1.	On August 25, 2005, we filed a current report on Form 8-K (Items 2.02 and 901c) announcing our results for the fiscal year ended June 29, 2005 and our same store sale projections for the first quarter of 2006.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUFFETS HOLDINGS, INC.

Date: September 23, 2005	By:	/s/ Roe H. Hatlen

Roe H. Hatlen
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ R. Michael Andrews, Jr.

R. Michael Andrews, Jr.
Chief Operating Officer
(Principal Financial and
Accounting Officer)

POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each individual whose signature appears below hereby constitutes and appoints Roe H. Hatlen or R. Michael Andrews, Jr. or either of them his true and lawful agent, proxy and attorney-in-fact, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report filed pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, and to file the same with all exhibits thereto, and the other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and things requisite and necessary to be done, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report and the foregoing Power of Attorney have been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roe H. Hatlen Roe H. Hatlen	President, Chief Executive Officer (Principal Executive Officer) and Director	September 23, 2005

/s/ R. Michael Andrews, Jr. R. Michael Andrews, Jr.	Executive Vice President and Chief Operating Officer (Principal Financial and Accounting Officer)	September 23, 2005

/s/ Robert A. Ferris Robert A. Ferris	Director	September 23, 2005

/s/ Frederick J. Iseman Frederick J. Iseman	Director (Chairman of the Board of Directors)	September 23, 2005

/s/ Steven M. Lefkowitz Steven M. Lefkowitz	Director	September 23, 2005

/s/ David S. Lobel David S. Lobel	Director	September 23, 2005

/s/ Robert M. Rosenberg Robert M. Rosenberg	Director	September 23, 2005

INDEX TO EXHIBITS

Exhibit Number	Description
3.1*	Amended Certificate of Incorporation of Buffets Holdings, Inc. (incorporated by reference to Exhibit 3.1 to Buffets Holdings, Inc.’s Registration Statement on Form S-4, filed with the Commission on June 25, 2004 (SEC file No. 333-116897)).

3.2*	By-Laws of Buffets Holdings, Inc. (incorporated by reference to Exhibit 3.2 to Buffets Holdings, Inc.’s Registration Statement on Form S-4, filed with the Commission on June 25, 2004 (SEC file No. 333-116897)).

3.3*	Articles of Incorporation of Buffets, Inc. (incorporated by reference to Exhibit 3.1 to Buffets, Inc.’s Registration Statement on Form S-4, filed with the Commission on August 16, 2002 (SEC file No. 333-98301)).

4.1*	Indenture, dated as of June 28, 2002, among Buffets, Inc., the Guarantors and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Buffets, Inc.’s Registration Statement on Form S-4, filed with the Commission on August 16, 2002 (SEC file No. 333-98301)).

4.2*	Form of Exchange Note (incorporated by reference to Exhibit A to Exhibit 4.1 to Buffets, Inc.’s Registration Statement on Form S-4, filed with the Commission on August 16, 2002 (SEC file No. 333-98301)).

4.3*	First Supplemental Indenture (“Subsidiary Guaranty”), dated as of September 26, 2003, among HomeTown Buffet Merger Company, Inc., Buffets, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Buffets, Inc.’s Quarterly Report on Form 10-Q filed with the Commission on November 7, 2003 (SEC file No. 033-00171)).

4.4*	Second Supplemental Indenture, dated as of November 5, 2003, between Tahoe Joe’s, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to Buffets, Inc.’s Quarterly Report on Form 10-Q filed with the Commission on November 7, 2003 (SEC file No. 033-00171)).

4.5*	Third Supplemental Indenture, dated as of December 10, 2003 among NSHE Bennington, LLC, Buffets, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Buffets, Inc.’s Quarterly Report on Form 10-Q filed with the Commission on January 27, 2004 (SEC file No. 033-00171)).

4.6*	Fourth Supplemental Indenture, dated as of February 20, 2004 among Buffets Holdings, Inc., Buffets, Inc., and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Buffets, Inc.’s Quarterly Report on Form 10-Q filed with the Commission on May 12, 2004 (SEC file No. 033-00171)).

4.7*	Indenture, dated as of May 18, 2004, between Buffets Holdings, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Buffets Holdings, Inc.’s Registration Statement on Form S-4, filed with the Commission on June 25, 2004 (SEC file No. 333-116897)).

4.8*	Form of Exchange Security (incorporated by reference to Exhibit B to Exhibit 4.1 to Buffets Holdings, Inc.’s Registration Statement on Form S-4, filed with the Commission on June 25, 2004 (SEC file No. 333-116897)).

10.1*	Credit Agreement, dated as of June 28, 2002, among Buffets, Inc., Buffets Holdings, Inc., the lenders party thereto and Credit Suisse First Boston, as administrative agent and as collateral agent for the lenders (incorporated by reference to Exhibit 10.1 to Buffets, Inc.’s Registration Statement on Form S-4, filed with the Commission on August 16, 2002 (SEC file No. 333-98301)).

10.2*	Amendment Agreement, dated as of February 20, 2004, to the Credit Agreement dated as of July 28, 2002, among Buffets, Inc., Buffets Holdings, Inc., the Subsidiaries named therein, the Lenders named therein and Credit Suisse First Boston, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Buffets, Inc.’s Quarterly Report on Form 10-Q filed with the Commission on May 12, 2004 (SEC file No. 033-00171)).

Exhibit Number	Description

10.3*	Amendment No. 1, dated as of April 6, 2005, to the Amended and Restated Credit Agreement dated as of February 20, 2004, among Buffets, Inc., Buffets Holdings, Inc., the Lenders from time to time party thereto and Credit Suisse (formerly known as Credit Suisse First Boston), as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Buffets Holdings, Inc.’s Current Report on Form 8-K, filed with the Commission on July 28, 2005 (SEC File No. 333-116897)).

10.4*	Management and Fee Agreement, dated October 2, 2000, by and among Buffets, Inc. and Caxton-Iseman Capital, Inc. (incorporated by reference to Exhibit 10.2 to Buffets, Inc.’s Registration Statement on Form S-4, filed with the Commission on August 16, 2002 (SEC file No. 333-98301)).

10.5*	Amended and Restated Management and Fee Agreement, dated as of February 20, 2004, by and between Buffets, Inc. and CxCIC LLC (the “Amended Management Agreement”) (incorporated by reference to Exhibit 10.2 to Buffets Inc.’s Quarterly Report on Form 10-Q filed with the Commission on May 12, 2004 (SEC file No. 033-00171)).

10.6*	Management and Fee Agreement, dated October 2, 2000, by and between Buffets, Inc. and Sentinel Capital Partners, L.L.C. (incorporated by reference to Exhibit 10.3 to Buffets, Inc.’s Registration Statement on Form S-4, filed with the Commission on August 16, 2002 (SEC file No. 333-98301)).

10.7*	Advisory Agreement, dated September 28, 2000, by and among Buffets Holdings, Inc., Buffets, Inc. and Roe H. Hatlen (incorporated by reference to Exhibit 10.4 to Buffets, Inc.’s Registration Statement on Form S-4, filed with the Commission on August 16, 2002 (SEC file No. 333-98301)).

10.8	Severance Protection Agreements, dated September 29, 2000, between Buffets, Inc. and each of Kerry A. Kramp, R. Michael Andrews, Jr., Glenn D. Drasher, H. Thomas Mitchell and Dale Maxfield

12.1	Statement of Computation of Ratios of Earnings of Fixed Charges.

14.1*	Code of Ethics (incorporated by reference to Exhibit 14.1 to Buffets Holdings, Inc.’s Annual Report on Form 10-K, filed with the Commission on September 28, 2004 (SEC File No. 333-116897)).

21*	List of Subsidiaries of Buffets Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Buffets Holdings, Inc.’s Current Report on Form 8-K, filed with the Commission on July 28, 2005 (SEC File No. 333-116897)).

24	Powers of Attorney (included on signature pages of this Part II).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously provided or incorporated by reference.

**	Shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.