Form 10-Q
period 2005-09-21
BUFFETS HOLDINGS, INC.
filed 2005-11-02
CIK 1292731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 21, 2005

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
YES [   ] NO [X]

The number of shares of Buffets Holdings, Inc.’s common stock outstanding as of November 2, 2005 was 3,175,135.

BUFFETS HOLDINGS, INC.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BUFFETS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 29,	September 21,
	2005	2005
	(Unaudited)
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,662	$19,901
Receivables	6,632	6,737
Inventories	18,957	18,968
Prepaid expenses and other current assets	6,318	5,044
Deferred income taxes	12,533	12,533

Total current assets	65,102	63,183
PROPERTY AND EQUIPMENT, net	146,653	145,363
GOODWILL	312,163	312,163
DEFERRED INCOME TAXES	8,195	8,195
OTHER ASSETS, net	12,910	12,554

Total assets	$545,023	$541,458

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$44,883	$40,252
Accrued liabilities	70,219	65,984
Income taxes payable	6,990	6,667
Current maturities of long-term debt	2,016	2,016

Total current liabilities	124,108	114,919
LONG-TERM DEBT, net of current maturities	464,178	466,746
DEFERRED LEASE OBLIGATIONS	28,375	28,404
OTHER LONG-TERM LIABILITIES	6,731	6,634

Total liabilities	623,392	616,703
SHAREHOLDERS' DEFICIT:
Preferred stock; $.01 par value, 1,100,000 shares authorized; none issued
and outstanding as of June 29, 2005 and September 21, 2005	—	—
Common stock; $.01 par value, 3,600,000 shares authorized; 3,175,135 shares
issued and outstanding as of June 29, 2005 and as of September 21, 2005	32	32
Additional paid in capital	14	14
Accumulated deficit	(78,415)	(75,291)

Total shareholders' deficit	(78,369)	(75,245)

Total liabilities and shareholders' deficit	$545,023	$541,458

        The accompanying notes are an integral part of these condensed consolidated financial statements.

BUFFETS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

	Twelve Weeks Ended
	September 22,	September 21,
	2004	2005
	(Unaudited)
	(In thousands)

RESTAURANT SALES	$217,208	$226,738
RESTAURANT COSTS:
Food	71,043	74,775
Labor	64,306	64,142
Direct and occupancy	51,775	53,355

Total restaurant costs	187,124	192,272
ADVERTISING EXPENSES	5,797	7,065
GENERAL AND ADMINISTRATIVE EXPENSES	9,896	10,164

OPERATING INCOME	14,391	17,237
INTEREST EXPENSE	10,837	11,868
INTEREST INCOME	(65)	(82)
LOSS RELATED TO REFINANCING	—	647
LOSS RELATED TO EARLY EXTINGUISHMENT OF DEBT	1,923	—
OTHER INCOME	(213)	(197)

INCOME BEFORE INCOME TAXES	1,909	5,001
INCOME TAX EXPENSE	813	1,877

Net income	$1,096	$3,124

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUFFETS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Weeks Ended
	September 22,	September 21,
	2004	2005
	(Unaudited)
	(In thousands)

OPERATING ACTIVITIES:
Net income	$1,096	$3,124
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	7,529	7,275
Amortization of debt issuance cost	341	353
Accretion of original issue discount	2,764	3,072
Loss related to early extinguishment of debt	1,923	—
Deferred income taxes	13	—
Loss on disposal of assets	907	24
Changes in assets and liabilities:
Receivables	515	(105)
Inventories	194	(11)
Prepaid expenses and other current assets	(987)	1,274
Accounts payable	(3,074)	(4,631)
Accrued and other liabilities	(3,208)	(4,303)
Income taxes payable	(16)	(323)

Net cash provided by operating activities	7,997	5,749

INVESTING ACTIVITIES:
Purchase of property and equipment	(3,962)	(5,751)
Purchase of other assets	(343)	(255)

Net cash used in investing activities	(4,305)	(6,006)

FINANCING ACTIVITIES:
Repayment of debt	(1,100)	(504)
Reduction of restricted cash available for early extinguishment of debt	16,228	—
Use of restricted cash for early extinguishment of debt	(15,736)	—
Debt issuance costs	(56)	—

Net cash used in financing activities	(664)	(504)

NET CHANGE IN CASH AND CASH EQUIVALENTS	3,028	(761)
CASH AND CASH EQUIVALENTS, beginning of period	26,072	20,662

CASH AND CASH EQUIVALENTS, end of period	$29,100	$19,901

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for—
Interest (net of capitalized interest of $68 and $73)	$11,781	$14,088

Income taxes	$814	$2,199

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

        The Company owns and operates a chain of restaurants under the names of Old Country Buffet, Country Buffet, HomeTown Buffet, Granny’s Buffet, and Tahoe Joe’s Famous Steakhouse in the United States. The Company, operating principally in the buffet/grill segment, owned and operated 355 restaurants (346 family buffet restaurants) and franchised 18 restaurants operating as of September 21, 2005.

Interim Financial Information

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all necessary adjustments, which are of a normal recurring nature, to present fairly the Company’s financial position and the results of its operations and cash flows for the periods presented, in conformity with accounting principles generally accepted in the United States of America and with the regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to SEC rules and regulations. Operating results for the twelve weeks ended September 21, 2005 are not necessarily indicative of results that may be achieved for the fiscal year ending June 28, 2006.

        The balance sheet as of June 29, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

        These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes contained in the Company’s Form 10-K filed with the Securities and Exchange Commission on September 23, 2005 and with Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 16 through 22 of this report.

Principles of Consolidation

        The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Fiscal Year

        The Company’s fiscal year is comprised of fifty-two or fifty-three weeks divided into four fiscal quarters of twelve, twelve, sixteen, and twelve or thirteen weeks.

2. Recent Accounting Pronouncements

        In June 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB (Accounting Principles Board) Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of SFAS No. 154 will have a material impact on its results of operations or financial position.

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

3. Stock-Based Compensation

        The Company accounts for activity under its stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, the Company does not recognize compensation expense in connection with employee stock option grants because stock options are granted at exercise prices not less than the fair value of the common stock on the date of grant.

        There would have no effect on net income had the Company applied the fair value expense recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation for the twelve weeks ended September 22, 2004 and September 21, 2005, respectively.

4. Other Assets

        Other assets consist principally of debt issuance costs, notes receivable and other intangibles net of accumulated amortization of $2.5 million and $2.8 million as of June 29, 2005 and September 21, 2005, respectively. Debt issuance costs are the capitalized costs incurred in conjunction with amending Buffets, Inc.‘s senior credit agreement, issuing Buffets, Inc.‘s senior subordinated notes and issuing Buffets Holdings’ senior discount notes. Debt issuance costs are being amortized over the terms of the financing arrangements using the effective interest method. Other intangibles include trademarks, franchise fees and liquor licenses. Trademarks and franchise fees are being amortized on a straight-line basis over 10 years. Liquor licenses are not amortized, as they have indefinite lives. Notes receivable principally arose from the sale of certain restaurant facilities. Long-term and short-term notes receivable collectively totaled $1.9 million as of June 29, 2005 and $1.7 million as of September 21, 2005. The notes receivable have due dates between 2006 and 2008.

        The gross carrying amount and accumulated amortization of each major intangible asset class was as follows (in thousands):

	Franchise fees		Trademarks		Liquor licenses		Total
	Gross		Gross		Gross		Gross
	carrying	Accumulated	carrying	Accumulated	carrying	Accumulated	carrying	Accumulated
	amount	amortization	amount	amortization	amount	amortization	amount	amortization
BALANCE, June 29, 2005	$69	$(65)	$34	$(34)	$345	$(25)	$448	$(124)
FY 2005 Activity:
Amortization	—	(1)	—	—	—	—	—	(1)

BALANCE, September 21, 2005	$69	$(66)	$34	$(34)	$345	$(25)	$448	$(125)

5. Long-Term Debt

        As of September 21, 2005, long-term debt outstanding was as follows (in thousands):

Buffets, Inc.
Credit Facility:
Revolving credit facility	$—
Term loan, interest at LIBOR plus 3.50%, due quarterly through
June 28, 2009 (interest rate at 6.3% as of September 21, 2005)	198,565

Total Credit Facility	198,565
Senior subordinated notes, interest at 11.25%, due July 15, 2010,
net of discount of $4,803	179,862

Total long-term debt at Buffets, Inc.	378,427

Buffets Holdings, Inc.
Senior discount notes, interest at 13.875%, due December 15, 2010,
net of discount of $41,665	90,335

Grand total long-term debt	468,762
Less - Current maturities	2,016

$466,746

Credit Facility

        Effective as of July 28, 2005, Buffets Holdings, Inc. entered into Amendment No. 1, dated as of April 6, 2005 (the “Amendment”), to Buffets, Inc.‘s Amended and Restated Credit Agreement, dated as of February 20, 2004. The Amendment relaxed the interest coverage and maximum leverage ratios of the Amended and Restated Credit Agreement with which Buffets, Inc. is required to comply. The Amendment also added a repricing protection clause relating to the prepayment of term loans borrowed under the Credit Facility. The repricing protection provides that Buffets, Inc. must pay a 1% prepayment premium on all such prepayments prior to January 27, 2006.

        The amended and restated Credit Facility provides for total borrowings of up to $310,000,000, including (i) a $230,000,000 term loan, (ii) a $30,000,000 revolving credit facility, (iii) a $20,000,000 letter of credit facility, and (iv) a $30,000,000 synthetic letter of credit facility. The terms of the Credit Facility permit Buffets, Inc. to borrow, subject to availability and certain conditions, incremental term loans or to issue additional notes in an aggregate amount up to $25,000,000. The borrowings under the term loan facility bear interest, at Buffets, Inc.‘s option, at either adjusted LIBOR plus 3.50% or at an alternate base rate plus 2.50%, subject to a leverage-based pricing grid. The term loan and the synthetic letter of credit facility mature on June 28, 2009, while the revolving facility and the letter of credit facilities mature on June 28, 2007. The borrowings due under the term loan are payable in equal quarterly installments in an annual amount equal to 1% of the term loan during each of the first four and a half years of the loan, with the remaining balance payable due in equal quarterly installments during the last year of the loan. The Credit Facility is fully and unconditionally guaranteed by Buffets Holdings, which has no independent assets or operations, and is secured by substantially all of the Company’s assets. Availability under the Credit Facility depends upon our continued compliance with certain covenants and financial ratios including leverage, interest coverage and fixed charge coverage as specifically defined in the Credit Facility and its amendments. Buffets, Inc. was in compliance with all financial ratio covenants of the amended Credit Facility as of September 21, 2005. The financial ratio covenant requirements increase over time, however, as set forth in Amendment No. 1 to the senior credit agreement.

        As of September 21, 2005, Buffets, Inc. had $32.3 million in outstanding letters of credit, which expire through August 23, 2006. As of September 21, 2005, total borrowing availability under the revolving credit facility was $30.0 million and total borrowing capacity under the letter of credit facilities was $17.7 million.

        Buffets, Inc. has the option of tying its borrowings to LIBOR or a base rate when calculating the interest rate for the term loan. The base rate is the greater of Credit Suisse First Boston’s prime rate, or the federal funds effective rate plus one-half of 1 percent.

11¼% Senior Subordinated Notes

        On June 28, 2002, Buffets, Inc. issued 11¼% senior subordinated notes in the principal amount of $230 million due July 15, 2010. Such notes were issued at a 96.181% discount, resulting in an effective yield of 12% to the initial principal amount. Interest is payable semi-annually on January 15 and July 15 of each year through July 15, 2010. Accretion of the original issue discount was approximately $0.2 million during the first twelve weeks of fiscal years 2005 and 2006, and is included in interest expense in the accompanying condensed consolidated income statements. Except in the event of an initial public offering, Buffets, Inc. is not entitled to redeem the notes at its option prior to July 15, 2006. The redemption price during the first twelve-month period following July 15, 2006 is 105.625%. The redemption price declines by 1.875% per year until July 15, 2009, at which point there is no redemption price premium. In the event of an initial public offering prior to July 15, 2006, Buffets, Inc. may redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 111.25%. Furthermore, in the event of a change in control, as defined in the indenture governing those notes, the holders of the notes may require the Company to repurchase the notes at a purchase price of 101% of the outstanding principal amount plus accrued and unpaid interest.

13 7/8% Senior Discount Notes

        On May 18, 2004, Buffets Holdings issued $132 million aggregate principal amount at maturity of 13 7/8% senior discount notes due December 15, 2010. The 13 7/8% senior discount notes were issued at a discount to their aggregate principal amount at maturity. Prior to July 31, 2008, interest will accrue on the 13 7/8% senior discount notes in the form of an increase in the accreted value of those notes. The accreted value of each note will increase until July 31, 2008 at a rate of 13.875% per annum. After this date, cash interest on the notes will accrue and be payable on January 31 and July 31 of each year at a rate of 13.875% per annum. Accretion of the discount was approximately $2.6 million and $2.9 million during the first twelve weeks of fiscal years 2005 and 2006, respectively, and is included in interest expense in the accompanying condensed consolidated income statements. If the Company fails to meet certain leverage ratio tests on or about July 31, 2006 or July 31, 2008, additional interest will accrue on the notes from that date at a rate of 1% per annum, up to a maximum of 2% per annum.

6. Litigation

        On November 12, 2004, two former restaurant managers of our wholly-owned subsidiary, HomeTown Buffet, Inc. (“HomeTown Buffet”), individually and on behalf of all others similarly situated, filed a class action lawsuit against HomeTown Buffet in California Superior Court in San Francisco County. The lawsuit alleges that HomeTown Buffet violated California wage and hour laws by failing to pay all of its California managers and assistant managers overtime, and for making deductions from bonus compensation based on the company’s workers’ compensation costs. The plaintiffs seek compensatory damages, penalties, restitution of unpaid overtime and deductions, pre-judgment interest, costs of suit and reasonable attorneys’ fees. The complaint does not make a specific monetary demand. This action is in a preliminary stage, and we are currently not able to predict the outcome of this action or reasonably estimate a range of possible loss. We intend to defend this action vigorously.

        The Company is also involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or the results of operations.

7. Condensed Consolidating Financial Statements

        The following condensed consolidating financial statements are presented pursuant to Rule 3-10 of Regulation S-X. Buffets, Inc. is a subsidiary issuer of 11¼% senior subordinated notes that are fully and unconditionally guaranteed by its parent, Buffets Holdings, as well as each of its subsidiaries including HomeTown Buffets, Inc., OCB Restaurant Co., LLC, OCB Purchasing Co., Restaurant Innovations, Inc., Distinctive Dining, Inc., Tahoe Joe’s, Inc., Buffets Leasing Company, LLC, HomeTown Leasing Company, LLC, OCB Leasing Company, LLC, and Tahoe Joe’s Leasing Company, LLC. All guarantees are joint and several and the subsidiary issuer and the subsidiary guarantors are 100% owned by the parent company. There are certain restrictions on the ability of the Company to obtain funds from its subsidiaries.

Condensed Consolidating Balance Sheet
As of June 29, 2005

		Subsidiary	Subsidiary
	Parent	Issuer	Guarantors	Eliminations	Consolidated
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$49	$14,154	$6,459	$—	$20,662
Receivables	—	591	288,145	(282,104)	6,632
Inventories	—	827	18,130	—	18,957
Prepaid expenses and other current assets	4	5,985	329	—	6,318
Deferred income taxes	187	10,860	1,486	—	12,533

Total current assets	240	32,417	314,549	(282,104)	65,102
PROPERTY AND EQUIPMENT, net	—	6,453	140,200	—	146,653
GOODWILL, net	—	18,730	293,433	—	312,163
DEFERRED INCOME TAXES	2,792	5,403	—	—	8,195
OTHER ASSETS, net	2,556	142,419	5,237	(137,302)	12,910

Total assets	$5,588	$205,422	$753,419	$(419,406)	$545,023

LIABILITIES AND SHAREHOLDERS'
EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	—	327,351	2,859	(285,327)	44,883
Accrued liabilities	—	45,634	24,585	—	70,219
Income taxes payable	(1,877)	8,867	—	—	6,990
Current maturities of long-term debt	—	121	1,895	—	2,016

Total current liabilities	(1,877)	381,973	29,339	(285,327)	124,108

LONG-TERM DEBT, net of current maturities	87,439	22,604	354,135	—	464,178
DEFERRED LEASE OBLIGATIONS	—	1,671	26,704	—	28,375
OTHER LONG-TERM LIABILITIES	—	3,227	3,504	—	6,731

Total liabilities	85,562	409,475	413,682	(285,327)	623,392

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY (DEFICIT)
Common stock	32	—	—	—	32
Additional paid in capital	14	82,311	199,244	(281,555)	14
Retained earnings (accumulated deficit)	(80,020)	(286,364)	140,493	147,476	(78,415)

Total shareholders' equity (deficit)	(79,974)	(204,053)	339,737	(134,079)	(78,369)

Total liabilities and shareholders'
equity (deficit)	$5,588	$205,422	$753,419	$(419,406)	$545,023

Condensed Consolidating Balance Sheet
As of September 21, 2005

		Subsidiary	Subsidiary
	Parent	Issuer	Guarantors	Eliminations	Consolidated
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$49	$16,229	$3,623	$—	$19,901
Receivables	—	688	295,990	(289,941)	6,737
Inventories	—	831	18,137	—	18,968
Prepaid expenses and other current assets	2	3,438	1,604	—	5,044
Deferred income taxes	187	10,860	1,486	—	12,533

Total current assets	238	32,046	320,840	(289,941)	63,183
PROPERTY AND EQUIPMENT, net	—	6,168	139,195	—	145,363
GOODWILL, net	—	18,730	293,433	—	312,163
DEFERRED INCOME TAXES	2,792	5,403	—	—	8,195
OTHER ASSETS, net	2,474	142,147	5,235	(137,302)	12,554

Total assets	$5,504	$204,494	$758,703	$(427,243)	$541,458

LIABILITIES AND SHAREHOLDERS'
EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	—	330,743	2,825	(293,316)	40,252
Accrued liabilities	—	40,837	25,147	—	65,984
Income taxes payable	(2,456)	9,123	—	—	6,667
Current maturities of long-term debt	—	121	1,895	—	2,016

Total current liabilities	(2,456)	380,824	29,867	(293,316)	114,919
LONG-TERM DEBT, net of current maturities	90,335	22,585	353,826	—	466,746
DEFERRED LEASE OBLIGATIONS	—	1,623	26,781	—	28,404
OTHER LONG-TERM LIABILITIES	—	3,179	3,455	—	6,634

Total liabilities	87,879	408,211	413,929	(293,316)	616,703

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY (DEFICIT)
Common stock	32	—	—	—	32
Additional paid in capital	14	82,311	199,244	(281,555)	14
Retained earnings (accumulated deficit)	(82,421)	(286,028)	145,530	147,628	(75,291)

Total shareholders' equity (deficit)	(82,375)	(203,717)	344,774	(133,927)	(75,245)

Total liabilities and shareholders'
equity (deficit)	$5,504	$204,494	$758,703	$(427,243)	$541,458

Condensed Consolidating Statement of Operations
For the Twelve Weeks Ended September 22, 2004

		Subsidiary	Subsidiary
	Parent	Issuer	Guarantors	Eliminations	Consolidated
	(In thousands)

RESTAURANT SALES	$—	$9,491	$207,717	$—	$217,208
RESTAURANT COSTS:
Food	—	3,375	67,668	—	71,043
Labor	—	2,851	61,455	—	64,306
Direct and occupancy	—	1,254	50,521	—	51,775

Total restaurant costs	—	7,480	179,644	—	187,124
ADVERTISING EXPENSES	—	253	5,544	—	5,797
GENERAL AND ADMINISTRATIVE
EXPENSES	3	432	9,461	—	9,896

OPERATING INCOME (LOSS)	(3)	1,326	13,068	—	14,391
INTEREST EXPENSE	2,646	491	7,700	—	10,837
INTEREST INCOME	—	(65)	—	—	(65)
LOSS RELATED TO EARLY
EXTINGUISHMENT OF DEBT	—	1,923	—	—	1,923
OTHER INCOME	—	(213)	—	—	(213)

INCOME (LOSS) BEFORE INCOME TAXES	(2,649)	(810)	5,368	—	1,909
INCOME TAX EXPENSE (BENEFIT)	(879)	(301)	1,993	—	813

Net income (loss)	$(1,770)	$(509)	$3,375	$—	$1,096

Condensed Consolidating Statement of Operations
For the Twelve Weeks Ended September 21, 2005

		Subsidiary	Subsidiary
	Parent	Issuer	Guarantors	Eliminations	Consolidated
	(In thousands)

RESTAURANT SALES	$—	$10,531	$216,207	$—	$226,738
RESTAURANT COSTS:
Food	—	3,744	71,031	—	74,775
Labor	—	3,100	61,042	—	64,142
Direct and occupancy	—	1,501	51,854	—	53,355

Total restaurant costs	—	8,345	183,927	—	192,272
ADVERTISING EXPENSES	—	328	6,737	—	7,065
GENERAL AND ADMINISTRATIVE
EXPENSES	1	472	9,691	—	10,164

OPERATING INCOME (LOSS)	(1)	1,386	15,852	—	17,237
INTEREST EXPENSE	2,979	533	8,356	—	11,868
INTEREST INCOME	—	(82)	—	—	(82)
LOSS RELATED TO REFINANCING	—	647	—	—	647
OTHER INCOME	—	(197)	—	—	(197)

INCOME (LOSS) BEFORE INCOME TAXES	(2,980)	485	7,496	—	5,001
INCOME TAX EXPENSE (BENEFIT)	(579)	149	2,307	—	1,877

Net income (loss)	$(2,401)	$336	$5,189	$—	$3,124

Condensed Consolidating Statement of Cash Flows
For the Twelve Weeks Ended September 22, 2004

		Subsidiary	Subsidiary
	Parent	Issuer	Guarantors	Eliminations	Consolidated
	(In thousands)

OPERATING ACTIVITIES:
Net income (loss)	$(1,770)	$(509)	$3,375	$—	$1,096
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation and amortization	—	829	6,700	—	7,529
Amortization of debt issuance costs	—	20	321	—	341
Accretion of original issue discount	2,571	12	181	—	2,764
Loss related to early extinguishment of debt	—	1,923	—	—	1,923
Deferred income taxes	(1,024)	62	975	—	13
Loss on disposal of assets	—	—	907	—	907
Changes in assets and liabilities:
Receivables	—	16,173	(15,506)	(152)	515
Inventories	—	(1)	195	—	194
Prepaid expenses and other assets	—	(205)	(782)	—	(987)
Accounts payable	(67)	(3,167)	160	—	(3,074)
Accrued and other liabilities	—	(4,373)	1,165	—	(3,208)
Income taxes payable/refundable	145	1,458	(1,619)	—	(16)

Net cash provided by (used in)
operating activities	(145)	12,222	(3,928)	(152)	7,997

INVESTING ACTIVITIES:
Purchase of property and equipment	—	(123)	(3,839)	—	(3,962)
Corporate cash advances (payments)	—	(6,319)	6,167	152	—
Proceeds from sale of other assets	77	—	(420)	—	(343)

Net cash provided by (used in) investing
activities	77	(6,442)	1,908	152	(4,305)

FINANCING ACTIVITIES:
Repayment of debt	—	(66)	(1,034)	—	(1,100)
Reduction of restricted cash available for
early extinguishment of debt	—	974	15,254	—	16,228
Use of restricted cash for early extinguishment
of debt	—	(944)	(14,792)	—	(15,736)
Dividends	74	(74)	—	—	—
Debt issuance costs	(56)	—	—	—	(56)

Net cash provided by (used in) financing
activities	18	(110)	(572)	—	(664)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(50)	5,670	(2,592)	—	3,028
CASH AND CASH EQUIVALENTS, beginning of
period	96	19,771	6,205	—	26,072

CASH AND CASH EQUIVALENTS, end of period	$46	$25,441	$3,613	$—	$29,100

Condensed Consolidating Statement of Cash Flows
For the Twelve Weeks Ended September 21, 2005

		Subsidiary	Subsidiary
	Parent	Issuer	Guarantors	Eliminations	Consolidated
	(In thousands)

OPERATING ACTIVITIES:
Net income (loss)	$(2,401)	$336	$5,189	$—	$3,124
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation and amortization	—	649	6,626	—	7,275
Amortization of debt issuance costs	82	16	255	—	353
Accretion of original issue discount	2,896	11	165	—	3,072
Loss on disposal of assets	—	—	24	—	24
Changes in assets and liabilities:
Receivables	—	20,432	(20,385)	(152)	(105)
Inventories	—	(4)	(7)	—	(11)
Prepaid expenses and other assets	2	2,547	(1,275)	—	1,274
Accounts payable	—	(4,597)	(34)	—	(4,631)
Accrued and other liabilities	—	(4,893)	590	—	(4,303)
Income taxes payable/refundable	(579)	256	—	—	(323)

Net cash provided by (used in) operating
activities	—	14,753	(8,852)	(152)	5,749

INVESTING ACTIVITIES:
Purchase of property and equipment	—	(339)	(5,412)	—	(5,751)
Corporate cash advances (payments)	—	(12,309)	12,157	152	—
Proceeds from sale of other assets	—	—	(255)	—	(255)

Net cash provided by (used in) investing
activities	—	(12,648)	6,490	152	(6,006)

FINANCING ACTIVITIES:
Repayment of debt	—	(30)	(474)	—	(504)

Net cash used in financing activities	—	(30)	(474)	—	(504)

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	2,075	(2,836)	—	(761)
CASH AND CASH EQUIVALENTS, beginning of period	49	14,154	6,459	—	20,662

CASH AND CASH EQUIVALENTS, end of period	$49	$16,229	$3,623	$—	$19,901

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

Overview

        We are the largest operator of company-owned stores in the buffet/grill sector (through Buffets and its subsidiaries), as measured in both sales and number of restaurants. Our restaurants are principally operated under the names Old Country Buffet and HomeTown Buffet. As of September 21, 2005, we had 355 company-owned restaurants and 18 franchised locations in 36 states.

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

        Since we acquired Buffets in a buyout from its public shareholders in October 2000, we have focused on improving asset management and optimizing our capital structure. As a result, we have had net closures of 49 restaurants in less attractive locations either through early termination, or non-renewal at lease end, since October 2000.

        Our fiscal year comprises 52 or 53 weeks divided into four fiscal quarters of 12, 12, 16 and 12 or 13 weeks.

        The following is a description of the line items from our condensed consolidated income statements:

•	We recognize as restaurant sales the proceeds from the sale of food and beverages at our company owned restaurants at the time of such sale. We recognize the proceeds from the sale of gift certificates/cards when the gift certificates/cards are redeemed at our restaurants. Until redemption, the unearned revenue from the sale of gift certificates/cards is included in accrued liabilities on our consolidated balance sheets. Our franchise income includes royalty fees and initial franchise fees received from our franchisees. We recognize royalty fees as other income based on the sales reported at the franchise restaurants.

•	Restaurant costs reflect only direct restaurant operating costs, including food, labor and direct and occupancy costs. Labor costs include compensation and benefits for both hourly and restaurant management employees. Direct and occupancy costs consist primarily of costs of supplies, maintenance, utilities, rent, real estate taxes, insurance, depreciation and amortization.

•	Advertising expenses reflect all advertising and promotional costs.

•	General and administrative expenses reflect all costs, other than advertising expenses, not directly related to the operation of restaurants. These expenses consist primarily of corporate administrative compensation and overhead, district and regional management compensation and related management expenses and the costs of recruiting, training and supervising restaurant management personnel.

•	Interest expense reflects interest costs associated with our debt, amortization of debt issuance cost and accretion of original issuance discount on our subordinated notes and bonds.

•	Interest income reflects interest earned on our short-term investments.

•	Effective as of July 28, 2005, we entered into Amendment No. 1, dated as of April 6, 2005, to Buffets' Amended and Restated Credit Agreement, dated as of February 20, 2004. Loss related to refinancing is comprised of transaction fees incurred in conjunction with this amendment.

•	Loss related to the early extinguishment of debt reflects the costs associated with redeeming a portion of Buffets' 11 1/4% senior subordinated notes prior to their maturity during fiscal year 2005.

•	Other income primarily reflects franchise fees earned.

•	Income tax expense reflects the current and deferred tax provision (benefit) determined in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes."

Critical Accounting Policies

        Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and assumptions, including those related to recoverability of long-lived assets, goodwill, self-insurance reserves and income taxes. Management bases its estimates and assumptions on historical experience and on various other factors made. Actual results may differ from these estimates and assumptions under different circumstances or conditions.

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

        If a restaurant is determined to be impaired, the loss is measured as the amount by which the carrying amount of the restaurant exceeds its fair value. Fair value is based on quoted market prices in active markets, if available. If quoted market prices are not available, we generally measure fair value by discounting estimated future cash flows. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. Accordingly, actual results could vary significantly from such estimates. There were no impairment charges during the first quarter of fiscal 2006 or fiscal 2005.

Goodwill

        We test the recoverability of goodwill annually or whenever events or circumstances indicate that the carrying amount may not be recoverable. Goodwill is deemed to be impaired if the fair value of a reporting unit is less than its carrying value. If goodwill is determined to be impaired, the loss is measured as the amount by which the carrying amount of a reporting unit’s goodwill exceeds its implied fair value. The fair value of a reporting unit is an estimate based on assumptions regarding its future cash flows. In the event that these assumptions change in the future, we may be required to record impairment charges related to our goodwill. There were no impairment charges during the first quarter of fiscal 2006 or fiscal 2005.

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

Store Closing Reserve

        We maintain a store closing reserve for restaurants that are no longer being utilized in current operations. The store closing costs are principally comprised of our estimates of lease termination costs and obligations, net of sublease and other cash receipts, and employee termination benefits. Many factors including the local business environment, other available lease sites, the ability to secure subleases, the creditworthiness of subtenants, and our success at negotiating early termination agreements with lessors are considered in establishing the accruals. Adjustments to the reserve primarily relate to changes in subtenant income or actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which the changes become known. The store closing reserve was $1.5 million and $1.0 million as of June 29, 2005 and September 21, 2005, respectively.

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

Gift Cards

        Historically, Buffets has sold gift certificates to its guests. Beginning in November 2002, Buffets stopped selling paper gift certificates and began selling gift cards. Proceeds from the sale of gift cards are initially recorded as a liability when received. Revenues from the sale of gift cards at our restaurants are recognized upon redemption. In estimating the related gift card liability, we analyze historical trends to derive our estimates of future gift card redemption patterns. The assumptions and activity are closely monitored for changes in escheatment laws and redemption patterns. We periodically adjust our gift card liability based on historical and expected non-redemption trends. These adjustments are classified within direct and occupancy costs in our condensed consolidated income statements. The gift card/certificate liability was $4.1 million and $3.5 million as of June 29, 2005 and September 21, 2005, respectively.

Results of Operations

        The following discussion reflects our historical results for the 12-week periods ended September 21, 2005 and September 22, 2004.

        Our future results may not be consistent with our historical results. Our fiscal 2005 results included a loss related to the redemption of approximately $14.3 million of 11¼% Senior Subordinated notes due 2010. Effective as of July 28, 2005, we entered into Amendment No. 1, dated as of April 6, 2005, to Buffets, Inc.‘s Amended and Restated Credit Agreement, dated as of February 20, 2004. Our fiscal 2006 results include a loss related to refinancing comprised of $0.6 million of transaction fees incurred in conjunction with this amendment. The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report.

        The following table sets forth our results of operations based on the percentage relationship of the items listed to our restaurant sales during the periods shown:

	Twelve Weeks Ended
	September 22, 2004		September 21, 2005
	(dollars in thousands)

Restaurant sales	$217,208	100.0%	$226,738	100.0%
Restaurant costs	187,124	86.1	192,272	84.8
Advertising expenses	5,797	2.7	7,065	3.1
General and administrative expenses	9,896	4.6	10,164	4.5

Operating income	14,391	6.6	17,237	7.6
Interest expense	10,837	5.0	11,868	5.2
Interest income	(65)	—	(82)	—
Loss related to refinancing	—	—	647	0.3
Loss related to early extinguishment of debt	1,923	0.9	—	—
Other income	(213)	(0.1)	(197)	(0.1)

Income before income taxes	1,909	0.9	5,001	2.2
Income tax expense	813	0.4	1,877	0.8

Net income	$1,096	0.5	$3,124	1.4

     Certain percentage amounts do not sum to total due to rounding.

         Restaurant Sales. Restaurant sales increased $9.5 million, or 4.4%, during the 12 weeks ended September 21, 2005 over the comparable prior year period. Average weekly sales for the first quarter of fiscal 2006 increased 5.6% over the comparable prior year period to $53,451. This improvement was primarily due to an increased check average. Same-store sales for the first quarter of fiscal 2006 increased by 4.2% compared to the comparable prior year period. The increase was comprised of a 5.7% increase in average check, partially offset by a 1.5% decline in guest traffic. We believe rising gasoline prices, natural gas prices and interest rates have had an adverse impact on our target customers’ discretionary spending and have negatively affected our guest counts. We currently expect same-store sales for the second quarter of fiscal 2006 (the 12-week period ending December 14, 2005) to range between a four and a six percent improvement versus the comparable period in fiscal 2005.

        Restaurant Costs. Restaurant costs for the first quarter of fiscal 2006 declined by 1.3% as a percentage of sales compared with the comparable prior year period. Food costs increased 0.3% as a percentage of sales during the first quarter in fiscal 2006 as compared to the prior year period primarily due to our steak promotion which commenced late in fiscal 2005. Labor costs decreased 1.3% as a percentage of sales in large part due to improved sales leverage, as well as a reduction in workers compensation costs as compared to the prior year period. Direct and occupancy costs decreased by 0.3% as a percentage of sales versus the comparable quarter in the prior year primarily due to improved sales leverage attributable to reasonably fixed costs on an improving sales base. We currently expect that restaurant costs will range between 85.9% and 87.9% as a percentage of sales during the second quarter of fiscal 2006.

        Advertising Expenses. Advertising costs increased 0.4% as a percentage of sales during the first quarter of fiscal 2006 versus the comparable quarter in the prior year as we significantly increased promotional advertising during August and September. We expect that advertising costs will range between 3.9% and 4.2% as a percentage of sales during the second quarter of fiscal 2006.

        General and Administrative Expenses. General and administrative expenses decreased 0.1% as a percentage of sales during the first quarter of fiscal 2006 as compared to the 12 weeks ended September 22, 2004. This decrease was largely due to reasonably fixed costs on an improving sales base. We currently expect that general and administrative expenses will range between 4.4% and 4.7% as a percentage of sales for the second quarter of fiscal 2006.

        Interest Expense. Interest expense increased 0.2% as a percentage of sales during the first quarter of fiscal 2006 versus the comparable prior year period primarily due to rising interest rates on our term loans and the impact of cumulative accretion on our 13 7/8% senior discount notes. We currently expect that interest expense will range between 5.3% and 5.5% as a percentage of sales for the second quarter of fiscal 2006.

        Loss Related to Refinancing. Effective as of July 28, 2005, we entered into Amendment No. 1, dated as of April 6, 2005, to Buffets, Inc.‘s Amended and Restated Credit Agreement, dated as of February 20, 2004. In conjunction with this amendment, we incurred $0.6 million in transaction fees.

        Loss Related to the Early Extinguishment of Debt. During the first quarter of fiscal 2005, we repurchased $14.3 million of Buffets' 11¼% senior subordinated notes due in 2010 at an average price of 106.7%. The difference between the premium purchase price and the discounted carrying value of the senior subordinated notes, as well as the associated write-off of debt issuance costs, was recognized as a loss related to the early extinguishment of debt.

        Income Taxes. Income taxes increased 0.4% as a percentage of sales for the 12 weeks ended September 21, 2005 compared to the 12 weeks ended September 22, 2004 principally due to an increase in income before income taxes. The decrease in the effective tax rate was largely attributable to the impact of relatively stable permanent non-deductible items on an increasing pre-tax income base.

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

        Operating Activities. Net cash provided by operating activities was $5.7 million for the 12 weeks ended September 21, 2005 and $8.0 million for the 12 weeks ended September 22, 2004. Net cash provided by operating activities exceeded the net income for the first 12 weeks of fiscal 2006 principally due to the effect of depreciation and amortization, accretion of original issue discount and a decrease in prepaid expenses, partially offset by decreases in accounts payable and accrued and other liabilities. Net cash provided by operating activities exceeded the net income for the first quarter of fiscal 2005 principally due to the effect of depreciation and amortization, accretion of original issue discount and the loss related to the early extinguishment of debt, partially offset by decreases in accounts payable and accrued and other liabilities.

        Investing Activities. Net cash used in investment activities was $6.0 million for the 12 weeks ended September 21, 2005 and $4.3 million for the 12 weeks ended September 22, 2004. Investment activities were largely comprised of capital expenditures for both periods. During the first 12 weeks of fiscal 2006, remodeling and improvement costs on our existing restaurants accounted for approximately $4.5 million of our capital expenditures. The bulk of the remainder of our capital expenditures during the first 12 weeks of fiscal 2006 were comprised of new construction expenditures. During the first 12 weeks of fiscal 2005, we opened two new restaurants that accounted for approximately $2.3 million of our capital expenditures. The remaining capital expenditures during the first 12 weeks of fiscal 2005 were comprised of remodeling and improvement costs on our existing restaurants.

        Financing Activities. Net cash used in financing activities totaled $0.5 million for the first 12 weeks of fiscal 2006 and $0.7 million for the first 12 weeks of fiscal 2005. Financing activities consisted primarily of repayments of debt in both periods. In addition, Buffets, Inc. completed its partial bond repurchase program in August 2004, cumulatively expending $49.5 million to redeem $43.9 million of senior subordinated notes at an average price of 109.2% over a period of approximately six months. Buffets, Inc. spent $15.7 million during the first quarter of fiscal 2005 to redeem $14.3 million of senior subordinated notes at an average price of 106.7%.

        Future Capital Expenditures. During the remainder of fiscal 2006, we plan to:

•	Spend approximately $3 million on a new restaurant to be opened this fiscal year.

•	Spend approximately $16 million on remodeling and improvement costs that will be capitalized. Remodels incorporate design elements to update the decor of our existing facilities including a lighter, more contemporary interior design and expanded dessert displays. Other improvement costs include a variety of outlays such as new carpet, equipment and minor leasehold improvements.

•	Spend approximately $0.5 million on miscellaneous corporate and information systems investments.

        In addition, we plan to spend approximately $15 million on the repair and maintenance of our existing restaurant locations, which amounts will be expensed. This will encompass expenditures to keep equipment in good working order and leasehold improvements in good condition, without substantially extending the economic lives of the underlying assets.

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

        Effective as of July 28, 2005, Buffets Holdings, Inc. entered into Amendment No. 1, dated as of April 6, 2005 (the “Amendment”), to Buffets, Inc.‘s Amended and Restated Credit Agreement, dated as of February 20, 2004. The Amendment relaxed the interest coverage and maximum leverage ratios of the Amended and Restated Credit Agreement with which Buffets, Inc. is required to comply. The Amendment also added a repricing protection clause relating to the prepayment of term loans borrowed under the Credit Facility. The repricing protection provides that Buffets, Inc. must pay a 1% prepayment premium on all such prepayments prior to January 27, 2006.

        As of September 21, 2005, we had $32.3 million in outstanding letters of credit, which expire through August 23, 2006. As of September 21, 2005, the total borrowing availability under the revolving credit facility was $30.0 million and the total borrowing capacity under the letter of credit facilities was $17.7 million.

        On June 28, 2002, Buffets’ issued $230.0 million aggregate principal amount of its 11¼% senior subordinated notes due July 15, 2010 at 96.181%. Interest is payable semi-annually on January 15 and July 15 of each year. Except in the event of an initial public offering, we are not entitled to redeem Buffets 11¼% Notes prior to July 15, 2006, after which we can choose to redeem some or all of Buffets 11¼% Notes at specified redemption prices.

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

Forward-Looking Statements and Risk Factors

        The statements contained in this report which are not historical facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in, or implied by, forward-looking statements. We have tried, whenever possible, to identify these forward-looking statements using words such as “projects,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” and similar expressions. Similarly, statements herein that describe our business strategy, outlook, objectives, plans, intentions or goals are also forward-looking statements. The risks and uncertainties involving forward-looking statements include, but are not limited to, general business and economic conditions, negative publicity, the impact of competition, the seasonality of our business, adverse weather conditions, future commodity prices, fuel and utility costs, labor costs, employment and environmental laws, governmental regulations, and inflation. For a detailed discussion of risks and uncertainties that may cause our future performance to differ from that projected in the forward-looking statements, please refer to the “Risk Factors/Forward-Looking Statements” section contained in our Form 10-K filed with the Securities and Exchange Commission on September 23, 2005. All forward-looking statements speak only as of the date of this report. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are qualified by the cautionary statements in this section. We undertake no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Interest Rate Risks. We have interest rate exposure relating to the variable portion of our long-term obligations. Buffets’ 11¼% senior subordinated notes and our 13 7/8% senior discount notes are fixed rate instruments, while the interest rates on the term loans under the Credit Facility are variable. A 1% change in interest rates on our variable rate debt would have resulted in our interest rate expense fluctuating by approximately $0.5 million for the twelve weeks ended September 21, 2005.

        Food Commodity Risks. Many of the food products purchased by us are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are outside our control. To control this risk in part, we have fixed price purchase commitments with terms of one year or less for some key food and supplies from vendors who supply our national food distributor. In addition, we believe that substantially all of our food and supplies are available from several sources, which helps to control food commodity risks. We believe we have the ability to increase menu prices, or vary the menu items offered, if needed, in response to food product price increases within the range that has been experienced historically. To compensate for a hypothetical price increase of 10% for food and beverages, we would need to increase menu prices by an average of approximately 3%. Our average menu price increases were approximately 6% for the twelve weeks ended September 21, 2005. Accordingly, we believe that a hypothetical 10% increase in food product costs would not have a material effect on our operating results.

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

        As of September 21, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, we concluded that our disclosure controls and procedures were effective.

        Changes in Internal Control. During the 12 weeks ended September 21, 2005, there were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities and Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

        We are a voluntary filer and file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other information with the Securities and Exchange Commission (“SEC”). The public can obtain copies of these materials by contacting the SEC at 1-800-SEC-0330, or by accessing the SEC’s website at www.sec.gov. In addition, a link to our SEC filings is provided on our website at www.buffet.com.

ITEM 6. EXHIBITS

        See Index to Exhibits on page 25 of this report.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUFFETS HOLDINGS, INC.

Date: November 2, 2005	By:	/s/ Roe H. Hatlen

Roe H. Hatlen
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ R. Michael Andrews, Jr.

R. Michael Andrews, Jr.
Chief Operating Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.1*	Credit Agreement, dated as of June 28, 2002, among Buffets, Inc., Buffets Holdings, Inc., the lenders party thereto and Credit Suisse First Boston, as administrative agent and as collateral agent for the lenders (incorporated by reference to Exhibit 10.1 to Buffets, Inc.'s Registration Statement on Form S-4, filed with the Commission on August 16, 2002 (SEC file No. 333-98301)).

10.2*	Amendment Agreement, dated as of February 20, 2004, to the Credit Agreement dated as of July 28, 2002, among Buffets, Inc., Buffets Holdings, Inc., the Subsidiaries named therein, the Lenders named therein and Credit Suisse First Boston, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Buffets, Inc.'s Quarterly Report on Form 10-Q filed with the Commission on May 12, 2004 (SEC file No. 033-00171)).

10.3*	Amendment No. 1, dated as of April 6, 2005, to the Amended and Restated Credit Agreement dated as of February 20, 2004, among Buffets, Inc., Buffets Holdings, Inc., the Lenders from time to time party thereto and Credit Suisse (formerly known as Credit Suisse First Boston), as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Buffets Holdings, Inc.'s Current Report on Form 8-K, filed with the Commission on July 28, 2005 (SEC File No. 333-116897)).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*     Previously provided or incorporated by reference.