Form 10-Q
period 2005-12-14
BUFFETS HOLDINGS, INC.
filed 2006-01-25
CIK 1292731

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 14, 2005
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
YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
LARGE ACCELERATED FILER ☐
ACCELERATED FILER ☐
NON-ACCELERATED FILER ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
The number of shares of Buffets Holdings, Inc.’s common stock outstanding as of January 25, 2006 was 3,148,760.

BUFFETS HOLDINGS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BUFFETS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 29,	December 14,
	2005	2005
	(Unaudited)
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,662	$32,854
Receivables	6,632	5,471
Inventories	18,957	18,945
Prepaid expenses and other current assets	6,318	5,253
Deferred income taxes	12,533	12,533

Total current assets	65,102	75,056
PROPERTY AND EQUIPMENT, net	146,653	143,010
GOODWILL	312,163	312,163
DEFERRED INCOME TAXES	8,195	8,195
OTHER ASSETS, net	12,910	12,253

Total assets	$545,023	$550,677

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$44,883	$43,946
Accrued liabilities	70,219	74,670
Income taxes payable	6,990	4,734
Current maturities of long-term debt	2,016	2,016

Total current liabilities	124,108	125,366
LONG-TERM DEBT, net of current maturities	464,178	469,321
DEFERRED LEASE OBLIGATIONS	28,375	28,618
OTHER LONG-TERM LIABILITIES	6,731	6,542

Total liabilities	623,392	629,847
SHAREHOLDERS’ DEFICIT:
Preferred stock; $.01 par value, 1,100,000 shares authorized; none issued and outstanding as of June 29, 2005 and December 14, 2005	—	—
Common stock; $.01 par value, 3,600,000 shares authorized; 3,175,135 shares issued and outstanding as of June 29, 2005 and 3,148,760 as of December 14, 2005	32	31
Additional paid in capital	14	9
Accumulated deficit	(78,415)	(79,210)

Total shareholders’ deficit	(78,369)	(79,170)

Total liabilities and shareholders’ deficit	$545,023	$550,677

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUFFETS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Weeks Ended		Twenty Four Weeks Ended
	December 15,	December 14,	December 15,	December 14,
	2004	2005	2004	2005
	(Unaudited)		(Unaudited)
	(In thousands)		(In thousands)
RESTAURANT SALES	$205,175	$218,274	$422,383	$445,012
RESTAURANT COSTS:
Food	67,197	74,201	138,240	148,976
Labor	62,586	63,600	126,892	127,742
Direct and occupancy	50,306	53,605	102,081	106,960

Total restaurant costs	180,089	191,406	367,213	383,678
ADVERTISING EXPENSES	5,048	9,508	10,845	16,573
GENERAL AND ADMINISTRATIVE EXPENSES	10,954	10,265	20,850	20,429
IMPAIRMENT OF ASSETS	—	1,350	—	1,350

OPERATING INCOME	9,084	5,745	23,475	22,982
INTEREST EXPENSE	11,094	11,913	21,931	23,781
INTEREST INCOME	(181)	(121)	(246)	(203)
LOSS RELATED TO REFINANCING	835	—	835	647
LOSS RELATED TO EARLY EXTINGUISHMENT OF DEBT	—	—	1,923	—
OTHER INCOME	(207)	(287)	(420)	(484)

LOSS BEFORE INCOME TAXES	(2,457)	(5,760)	(548)	(759)
INCOME TAX EXPENSE (BENEFIT)	(1,068)	(1,841)	(255)	36

Net loss	$(1,389)	$(3,919)	$(293)	$(795)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUFFETS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twenty Four Weeks Ended
	December 15,	December 14,
	2004	2005
	(Unaudited)
	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(293)	$(795)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,163	14,611
Amortization of debt issuance cost	658	707
Accretion of original issue discount	5,506	6,151
Loss related to early extinguishment of debt	1,923	—
Deferred income taxes	13	—
Loss on disposal of assets	1,655	287
Impairment of assets	—	1,350
Changes in assets and liabilities:
Receivables	930	1,161
Inventories	80	(64)
Prepaid expenses and other current assets	(7)	1,065
Accounts payable	(5,230)	(937)
Accrued and other liabilities	4,583	4,505
Income taxes payable	(1,180)	(2,256)

Net cash provided by operating activities	23,801	25,785

INVESTING ACTIVITIES:
Purchase of property and equipment	(10,343)	(12,080)
Sale (purchase) of other assets	900	(499)

Net cash used in investing activities	(9,443)	(12,579)

FINANCING ACTIVITIES:
Repayment of debt	(8,672)	(1,008)
Issuance of stock	13	—
Repurchase of stock	(284)	(6)
Reduction of restricted cash available for early extinguishment of debt	16,228	—
Use of restricted cash for early extinguishment of debt	(15,736)	—
Debt issuance costs	(56)	—

Net cash used in financing activities	(8,507)	(1,014)

NET CHANGE IN CASH AND CASH EQUIVALENTS	5,851	12,192
CASH AND CASH EQUIVALENTS, beginning of period	26,072	20,662

CASH AND CASH EQUIVALENTS, end of period	$31,923	$32,854

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for —
Interest (net of capitalized interest of $139 and $134)	$14,595	$18,209

Income taxes	$911	$2,291

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUFFETS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Nature of Organization
Description of Business
     Buffets Holdings, Inc., a Delaware corporation, was formed to acquire 100 percent of the common stock of Buffets, Inc. and its subsidiaries in a buyout from public shareholders on October 2, 2000 (the “Acquisition”). Buffets Holdings, Inc. and subsidiaries (“Buffets Holdings”) and Buffets, Inc. and subsidiaries are collectively referred to as the Company. Buffets, Inc., a Minnesota corporation, is the principal operating subsidiary of Buffets Holdings.
     The Company owns and operates a chain of restaurants under the names of Old Country Buffet, Country Buffet, HomeTown Buffet, Granny’s Buffet, and Tahoe Joe’s Famous Steakhouse in the United States. The Company, operating principally in the buffet/grill segment, owned and operated 353 restaurants (344 family buffet restaurants) and franchised 18 restaurants operating as of December 14, 2005.
Interim Financial Information
     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all necessary adjustments, which are of a normal recurring nature, to present fairly the Company’s financial position and the results of its operations and cash flows for the periods presented, in conformity with accounting principles generally accepted in the United States of America and with the regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to SEC rules and regulations. Operating results for the twenty four weeks ended December 14, 2005 are not necessarily indicative of results that may be achieved for the fiscal year ending June 28, 2006.
     The balance sheet as of June 29, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.
     These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes contained in the Company’s Form 10-K filed with the Securities and Exchange Commission on September 23, 2005 and with Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 20 through 28 of this report.
Principles of Consolidation
     The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated in the consolidation.
Fiscal Year
     The Company’s fiscal year is comprised of fifty-two or fifty-three weeks divided into four fiscal quarters of twelve, twelve, sixteen, and twelve or thirteen weeks.
2. Summary of Significant Accounting Policies
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
     During the second quarter of fiscal 2006, the Company recognized a loss of approximately $1.4 million related to impairments of the carrying value of its long-lived assets for 16 restaurants, as the carrying value of these long-lived assets exceeded their fair value due to the expected closure of these restaurants. There were no impairment charges recognized during the first quarter of fiscal 2006 or the first twenty four weeks of fiscal 2005.
3. Recent Accounting Pronouncements
     In June 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB (Accounting Principles Board) Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of SFAS No. 154 will have a material impact on its results of operations or financial position.
     In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” This statement requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. SFAS No. 123(R) is effective as of the beginning of the first annual reporting period after December 15, 2005. The Company is in the process of evaluating the impact that the adoption of SFAS No. 123(R) will have on its financial statements.
4. Stock-Based Compensation
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
     There would have been no effect on net income had the Company applied the fair value expense recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation for the twelve and twenty four weeks ended December 15, 2004 and December 14, 2005, respectively.
5. Other Assets
     Other assets consist principally of debt issuance costs, notes receivable and other intangibles net of accumulated amortization of $2.5 million and $3.2 million as of June 29, 2005 and December 14, 2005, respectively. Debt issuance costs are the capitalized costs incurred in conjunction with amending Buffets, Inc.’s senior credit agreement, issuing Buffets, Inc.’s senior subordinated notes and issuing Buffets Holdings’ senior discount notes. Debt issuance costs are being amortized over the terms of the financing arrangements using the effective interest method. Other intangibles include trademarks, franchise fees and liquor licenses. Trademarks are fully amortized as of December 14, 2005 and franchise fees are being amortized on a straight-line basis over 10 years. Liquor licenses are not amortized, as they have indefinite lives. Notes receivable principally arose from the sale of certain restaurant facilities. Long-term and short-term notes receivable collectively totaled $1.9 million as of June 29, 2005 and $1.6 million as of December 14, 2005. The notes receivable have due dates between 2006 and 2008.

     The gross carrying amount and accumulated amortization of each major intangible asset class was as follows (in thousands):

	Franchise fees		Trademarks		Liquor licenses		Total
	Gross		Gross		Gross		Gross
	carrying	Accumulated	carrying	Accumulated	carrying	Accumulated	carrying	Accumulated
	amount	amortization	amount	amortization	Amount	amortization	Amount	amortization
BALANCE, June 29, 2005	$69	$(65)	$34	$(34)	$345	$(25)	$448	$(124)
FY 2006 Activity:
Amortization	—	(2)	—	—	—	—	—	(2)

BALANCE, December 14, 2005	$69	$(67)	$34	$(34)	$345	$(25)	$448	$(126)

6. Long-Term Debt
     As of December 14, 2005, long-term debt outstanding was as follows (in thousands):

Buffets, Inc.
Credit Facility:
Revolving credit facility	$—
Term loan, interest at LIBOR plus 3.50%, due quarterly through June 28, 2009 (interest rate at 6.3% as of December 14, 2005)	198,061

Total Credit Facility	198,061
Senior subordinated notes, interest at 11.25%, due July 15, 2010, net of discount of $4,621	180,044

Total long-term debt at Buffets, Inc.	378,105

Buffets Holdings, Inc.
Senior discount notes, interest at 13.875%, due December 15, 2010, net of discount of $38,768	93,232

Grand total long-term debt	471,337
Less — Current maturities	2,016

$469,321

Credit Facility
     Effective as of July 28, 2005, Buffets Holdings, Inc. entered into Amendment No. 1, dated as of April 6, 2005 (the “Amendment”), to Buffets, Inc.’s Amended and Restated Credit Agreement, dated as of February 20, 2004 (the “Credit Facility”). The Amendment relaxed the interest coverage and maximum leverage ratios of the Credit Facility with which Buffets, Inc. is required to comply. The Amendment also added a repricing protection clause relating to the prepayment of term loans borrowed under the Credit Facility. The repricing protection provides that Buffets, Inc. must pay a 1% prepayment premium on all such prepayments prior to January 27, 2006.
     The Credit Facility provides for total borrowings of up to $310,000,000, including (i) a $230,000,000 term loan, (ii) a $30,000,000 revolving credit facility, (iii) a $20,000,000 letter of credit facility, and (iv) a $30,000,000 synthetic letter of credit facility. The terms of the Credit Facility permit Buffets, Inc. to borrow, subject to availability and certain conditions, incremental term loans or to issue additional notes in an aggregate amount up to $25,000,000. The borrowings under the term loan facility bear interest, at Buffets, Inc.’s option, at either adjusted LIBOR plus 3.50% or at an alternate base rate plus 2.50%, subject to a leverage-based pricing grid. The term loan and the synthetic letter of credit facility mature on June 28, 2009, while the revolving facility and the letter of credit facilities mature on June 28, 2007. The borrowings due under the term loan are payable in equal quarterly installments in an annual amount equal to 1% of the term loan during each of the first four and a half years of the loan, with the remaining balance payable due in equal quarterly installments during the last year of the loan. The Credit Facility is fully and unconditionally guaranteed by Buffets Holdings, which has no independent assets or operations, and is secured by substantially all of the Company’s assets. Borrowing availability under the Credit Facility depends upon our continued compliance with certain covenants and financial ratios including leverage, interest coverage and fixed charge coverage as specifically defined in the Credit Facility and its amendments. Buffets, Inc. was in compliance with all financial ratio covenants of the Credit Facility as of December 14, 2005. The financial ratio covenant requirements increase over time, however, as set forth in the Amendment.
     As of December 14, 2005, Buffets, Inc. had $36.8 million in outstanding letters of credit, which expire through August 23, 2006. As of December 14, 2005, total borrowing availability under the revolving credit facility was $30.0 million and total borrowing capacity under the letter of credit facilities was $13.2 million.

     Buffets, Inc. has the option of tying its borrowings to LIBOR or a base rate when calculating the interest rate for the term loan. The base rate is the greater of Credit Suisse First Boston’s prime rate, or the federal funds effective rate plus one-half of 1 percent.
11 1/4% Senior Subordinated Notes
     On June 28, 2002, Buffets, Inc. issued 11 1/4% senior subordinated notes in the principal amount of $230 million due July 15, 2010. These notes were issued at a 96.181% discount, resulting in an effective yield of 12% to the initial principal amount. Interest is payable semi-annually on January 15 and July 15 of each year through July 15, 2010. Accretion of the original issue discount was approximately $0.2 for the twelve weeks ended December 15, 2004 and December 14, 2005, respectively, and $0.4 million for the twenty four weeks ended December 15, 2004 and December 14, 2005, respectively, and is included in interest expense in the accompanying condensed consolidated statements of operations. Except in the event of an initial public offering, Buffets, Inc. is not entitled to redeem the notes at its option prior to July 15, 2006. The redemption price during the first twelve-month period following July 15, 2006 is 105.625%. The redemption price declines by 1.875% per year until July 15, 2009, at which point there is no redemption price premium. In the event of an initial public offering prior to July 15, 2006, Buffets, Inc. may redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 111.25%. Furthermore, in the event of a change in control, as defined in the indenture governing those notes, the holders of the notes may require the Company to repurchase the notes at a purchase price of 101% of the outstanding principal amount plus accrued and unpaid interest.
13 7/8% Senior Discount Notes
     On May 18, 2004, Buffets Holdings issued $132 million aggregate principal amount at maturity of 13 7/8% senior discount notes due December 15, 2010. These notes were issued at a discount to their aggregate principal amount at maturity. Prior to July 31, 2008, interest will accrue on the 13 7/8% senior discount notes in the form of an increase in the accreted value of the notes. The accreted value of each note will increase until July 31, 2008 at a rate of 13.875% per annum. After this date, cash interest on the notes will accrue and be payable on January 31 and July 31 of each year at a rate of 13.875% per annum. Accretion of the discount was approximately $2.5 million and $2.9 million for the twelve weeks ended December 15, 2004 and December 14, 2005, respectively, and $5.1 million and $5.8 million for the twenty four weeks ended December 15, 2004 and December 14, 2005, respectively. Accretion of the discount is included in interest expense in the accompanying condensed consolidated statements of operations. If the Company fails to meet certain leverage ratio tests on or about July 31, 2006 or July 31, 2008, additional interest will accrue on the notes from that date at a rate of 1% per annum, up to a maximum of 2% per annum.
7. Significant Events
Appointment of Chief Executive Officer
     Effective as of November 7, 2005, R. Michael Andrews, Jr. was appointed Chief Executive Officer of the Company and each of its direct and indirect subsidiaries, and was elected a Director of the Company and Buffets, Inc. Roe H. Hatlen resigned as Chief Executive Officer of the Company and each of its direct and indirect subsidiaries, effective as of November 7, 2005. It is presently anticipated that Mr. Hatlen will continue to serve as a director of the Company and Buffets, Inc.
8. Related-Party Transactions
     Roe H. Hatlen, a founder of Buffets, Inc. and a current member on the Boards of Directors of Buffets, Inc. and Buffets Holdings, entered into an advisory agreement with Buffets, Inc. and Buffets Holdings on September 28, 2000 (the “Advisory Agreement”), that was scheduled to expire in December 2005. On December 13, 2005, the Company entered into Amendment no. 1 (the “Advisory Agreement Amendment”) to the Advisory Agreement. The Advisory Agreement Amendment extends the term of the Advisory Agreement through June 30, 2006. Pursuant to the Advisory Agreement Amendment, Mr. Hatlen is to be compensated for services provided in connection with the Advisory Agreement at an annualized rate of $200,000 per year and is eligible to receive an incentive compensation payment at the end of our fiscal year 2006. The amount of the incentive compensation payment is dependent upon our financial performance. All costs will be recognized as incurred in general and administrative expenses in the condensed consolidated statements of operations.
9. Litigation
     On November 12, 2004, two former restaurant managers of our wholly-owned subsidiary, HomeTown Buffet, Inc. (“HomeTown Buffet”), individually and on behalf of all others similarly situated, filed a class action lawsuit against HomeTown Buffet in California Superior Court in San Francisco County. The lawsuit alleges that HomeTown Buffet violated California wage and hour laws by failing to pay all of its California managers and assistant managers overtime, and for making deductions from bonus compensation based on the company’s workers’ compensation costs. The plaintiffs seek compensatory damages, penalties, restitution of unpaid overtime and deductions, pre-judgment interest, costs of suit and reasonable attorneys’ fees. The complaint does not make a specific monetary demand. This action is in a preliminary stage, and we are currently not able to predict the outcome of this action or reasonably estimate a range of possible loss. We are vigorously defending this action.
     The Company is also involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or the results of operations.
10. Subsequent Events
New Holding Company
     On December 29, 2005, Buffets Holdings, Inc., announced that its stockholders formed Buffets Restaurants Holdings, Inc. (“Buffets Restaurants Holdings”) and entered into a contribution agreement with Caxton-Iseman Investments, L.P., Sentinel Capital Partners II, L.P., members of Buffets Holdings senior management and Buffets Restaurants Holdings (the “Contribution Agreement”). Pursuant to the terms of the Contribution Agreement holders of in excess of 99% of Buffets Holdings’ outstanding common stock contributed their shares of common stock of Buffets Holdings to Buffets Restaurants Holdings in exchange for proportional amounts of Buffets Restaurants Holdings common stock. As a result of the share exchange, Buffets Holdings is majority-owned by Buffets Restaurant Holdings.
     Concurrently with its formation, Buffets Restaurants Holdings entered into two negotiated option agreements with two of the largest groups of holders of Buffets Holdings senior discount notes. Together, these two groups of holders own an aggregate principal amount at maturity of the Buffets Holdings senior discount notes representing in excess of 80% of the Buffets Holdings senior discount notes outstanding. In exchange for 13.875% senior discount notes due 2010 of Buffet Restaurants Holdings with an initial accreted value equal to 10% of the accreted value of the Buffets Holdings senior discount notes subject to the options, the options permit Buffets Restaurants Holdings to purchase the Buffets Holdings senior discount notes for a period of one year. The cash exercise price for each option is the difference between (i) the sum of the accreted value of the Buffets Holdings senior discount notes subject to the option and one-half of the make-whole premium for such notes (calculated based on a treasury rate plus 50 basis points and the first redemption price for the Buffets Holdings senior discount notes) and (ii) the initial accreted value of the Buffets Restaurants Holdings senior discount notes issued as consideration for the option. Each option is immediately exercisable and expires on December 29, 2006.
Strategic Alternatives.
     On January 13, 2006, the Company issued a press release announcing that it planned to engage financial advisors to assist in exploring various strategic alternatives to maximize shareholder value. Credit Suisse and Piper Jaffray were subsequently engaged as its advisors to assist in this effort.
Store Closures
     On January 24, 2006, the Boards of Directors of the Company and Buffets, Inc. approved an exit strategy calling for the closure of 16 under performing restaurants. The Company estimates the loss related to these store closures in the third quarter of fiscal 2006 to be approximately $3.5 million. This estimated loss includes approximately $3.1 million related to lease termination costs and obligations, $0.3 million related to employee termination benefits and $0.1 million related to other associated costs. These charges will be expensed as incurred pursuant to Statement of Financial Accounting Standard No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). The expected charge of $3.5 million represents $3.4 million of cash expenses and $0.1 million of non-cash charges.
Appointment of Chief Financial Officer
     On January 24, 2006, the Boards of Directors of the Company and Buffets, Inc. appointed A. Keith Wall as Chief Financial Officer of the Company and each of its direct and indirect subsidiaries, effective January 31, 2006.

11. Condensed Consolidating Financial Statements
     The following condensed consolidating financial statements are presented pursuant to Rule 3-10 of Regulation S-X. Buffets, Inc. is a subsidiary issuer of 11 1/4% senior subordinated notes that are fully and unconditionally guaranteed by its parent, Buffets Holdings, as well as each of its subsidiaries including HomeTown Buffets, Inc., OCB Restaurant Company, LLC, OCB Purchasing Co., Distinctive Dining, Inc., Tahoe Joe’s, Inc., Buffets Leasing Company, LLC, HomeTown Leasing Company, LLC, OCB Leasing Company, LLC, and Tahoe Joe’s Leasing Company, LLC. All guarantees are joint and several and the subsidiary issuer and the subsidiary guarantors are 100% owned by the parent company. There are certain restrictions on the ability of the Company to obtain funds from its subsidiaries.

Condensed Consolidating Balance Sheet
As of June 29, 2005

		Subsidiary	Subsidiary
	Parent	Issuer	Guarantors	Eliminations	Consolidated
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$49	$14,154	$6,459	$—	$20,662
Receivables	—	591	288,145	(282,104)	6,632
Inventories	—	827	18,130	—	18,957
Prepaid expenses and other current assets	4	5,985	329	—	6,318
Deferred income taxes	187	10,860	1,486	—	12,533

Total current assets	240	32,417	314,549	(282,104)	65,102
PROPERTY AND EQUIPMENT, net	—	6,453	140,200	—	146,653
GOODWILL, net	—	18,730	293,433	—	312,163
DEFERRED INCOME TAXES	2,792	5,403	—	—	8,195
OTHER ASSETS, net	2,556	142,419	5,237	(137,302)	12,910

Total assets	$5,588	$205,422	$753,419	$(419,406)	$545,023

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	—	327,351	2,859	(285,327)	44,883
Accrued liabilities	—	45,634	24,585	—	70,219
Income taxes payable	(1,877)	8,867	—	—	6,990
Current maturities of long-term debt	—	121	1,895	—	2,016

Total current liabilities	(1,877)	381,973	29,339	(285,327)	124,108
LONG-TERM DEBT, net of current maturities	87,439	22,604	354,135	—	464,178
DEFERRED LEASE OBLIGATIONS	—	1,671	26,704	—	28,375
OTHER LONG-TERM LIABILITIES	—	3,227	3,504	—	6,731

Total liabilities	85,562	409,475	413,682	(285,327)	623,392

COMMITMENTS AND CONTINGENCIES SHAREHOLDERS’ EQUITY (DEFICIT)
Common stock	32	—	—	—	32
Additional paid in capital	14	82,311	199,244	(281,555)	14
Retained earnings (accumulated deficit)	(80,020)	(286,364)	140,493	147,476	(78,415)

Total shareholders’ equity (deficit)	(79,974)	(204,053)	339,737	(134,079)	(78,369)

Total liabilities and shareholders’ equity (deficit)	$5,588	$205,422	$753,419	$(419,406)	$545,023

Condensed Consolidating Balance Sheet
As of December 14, 2005

		Subsidiary	Subsidiary
	Parent	Issuer	Guarantors	Eliminations	Consolidated
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$43	$28,714	$4,097	$—	$32,854
Receivables	—	464	296,097	(291,090)	5,471
Inventories	—	835	18,110	—	18,945
Prepaid expenses and other current assets	1	2,629	2,623	—	5,253
Deferred income taxes	187	10,860	1,486	—	12,533

Total current assets	231	43,502	322,413	(291,090)	75,056
PROPERTY AND EQUIPMENT, net	—	5,989	137,021	—	143,010
GOODWILL, net	—	18,730	293,433	—	312,163
DEFERRED INCOME TAXES	2,792	5,403	—	—	8,195
OTHER ASSETS, net	2,392	141,847	5,316	(137,302)	12,253

Total assets	$5,415	$215,471	$758,183	$(428,392)	$550,677

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	—	336,105	2,457	(294,616)	43,946
Accrued liabilities	—	46,258	28,412	—	74,670
Income taxes payable	(3,930)	8,664	—	—	4,734
Current maturities of long-term debt	—	121	1,895	—	2,016

Total current liabilities	(3,930)	391,148	32,764	(294,616)	125,366
LONG-TERM DEBT, net of current maturities	93,232	22,565	353,524	—	469,321
DEFERRED LEASE OBLIGATIONS	—	1,735	26,883	—	28,618
OTHER LONG-TERM LIABILITIES	—	3,134	3,408	—	6,542

Total liabilities	89,302	418,582	416,579	(294,616)	629,847

COMMITMENTS AND CONTINGENCIES SHAREHOLDERS’ EQUITY (DEFICIT)
Common stock	31	—	—	—	31
Additional paid in capital	9	82,311	199,244	(281,555)	9
Retained earnings (accumulated deficit)	(83,927)	(285,422)	142,360	147,779	(79,210)

Total shareholders’ equity (deficit)	(83,887)	(203,111)	341,604	(133,776)	(79,170)

Total liabilities and shareholders’ equity (deficit)	$5,415	$215,471	$758,183	$(428,392)	$550,677

Condensed Consolidating Statement of Operations
For the Twelve Weeks Ended December 15, 2004

		Subsidiary	Subsidiary
	Parent	Issuer	Guarantors	Eliminations	Consolidated
	(In thousands)
RESTAURANT SALES	$—	$9,048	$196,127	$—	$205,175
RESTAURANT COSTS:
Food	—	3,207	63,990	—	67,197
Labor	—	2,821	59,765	—	62,586
Direct and occupancy	—	1,272	49,034	—	50,306

Total restaurant costs	—	7,300	172,789	—	180,089
ADVERTISING EXPENSES	—	223	4,825	—	5,048
GENERAL AND ADMINISTRATIVE EXPENSES	—	483	10,471	—	10,954

OPERATING INCOME	—	1,042	8,042	—	9,084
INTEREST EXPENSE	2,646	507	7,941	—	11,094
INTEREST INCOME	—	(181)	—	—	(181)
LOSS RELATED TO REFINANCING	835	—	—	—	835
OTHER INCOME	—	(207)	—	—	(207)

INCOME (LOSS) BEFORE INCOME TAXES	(3,481)	923	101	—	(2,457)
INCOME TAX EXPENSE (BENEFIT)	(1,336)	341	(73)	—	(1,068)

Net income (loss)	$(2,145)	$582	$174	$—	$(1,389)

Condensed Consolidating Statement of Operations
For the Twenty Four Weeks Ended December 15, 2004

		Subsidiary	Subsidiary
	Parent	Issuer	Guarantors	Eliminations	Consolidated
	(In thousands)
RESTAURANT SALES	$—	$18,539	$403,844	$—	$422,383
RESTAURANT COSTS:
Food	—	6,582	131,658	—	138,240
Labor	—	5,672	121,220	—	126,892
Direct and occupancy	—	2,526	99,555	—	102,081

Total restaurant costs	—	14,780	352,433	—	367,213
ADVERTISING EXPENSES	—	476	10,369	—	10,845
GENERAL AND ADMINISTRATIVE EXPENSES	3	915	19,932	—	20,850

OPERATING INCOME (LOSS)	(3)	2,368	21,110	—	23,475
INTEREST EXPENSE	5,292	998	15,641	—	21,931
INTEREST INCOME	—	(246)	—	—	(246)
LOSS RELATED TO REFINANCING	835	—	—	—	835
LOSS RELATED TO EARLY EXTINGUISHMENT OF DEBT	—	1,923	—	—	1,923
OTHER INCOME	—	(420)	—	—	(420)

INCOME (LOSS) BEFORE INCOME TAXES	(6,130)	113	5,469	—	(548)
INCOME TAX EXPENSE (BENEFIT)	(2,215)	40	1,920	—	(255)

Net income (loss)	$(3,915)	$73	$3,549	$—	$(293)

Condensed Consolidating Statement of Operations
For the Twelve Weeks Ended December 14, 2005

		Subsidiary	Subsidiary
	Parent	Issuer	Guarantors	Eliminations	Consolidated
			(In thousands)
RESTAURANT SALES	$—	$10,095	$208,179	$—	$218,274
RESTAURANT COSTS:
Food	—	3,593	70,608	—	74,201
Labor	—	2,999	60,601	—	63,600
Direct and occupancy	—	1,370	52,235	—	53,605

Total restaurant costs	—	7,962	183,444	—	191,406
ADVERTISING EXPENSES	—	440	9,068	—	9,508
GENERAL AND ADMINISTRATIVE EXPENSES	2	475	9,788	—	10,265
IMPAIRMENT OF ASSETS	—	—	1,350	—	1,350

OPERATING INCOME (LOSS)	(2)	1,218	4,529	—	5,745
INTEREST EXPENSE	2,978	536	8,399	—	11,913
INTEREST INCOME	—	(121)	—	—	(121)
LOSS RELATED TO REFINANCING	—	—	—	—	—
OTHER INCOME	—	(287)	—	—	(287)

INCOME (LOSS) BEFORE INCOME TAXES	(2,980)	1,090	(3,870)	—	(5,760)
INCOME TAX EXPENSE (BENEFIT)	(1,474)	484	(851)	—	(1,841)

Net income (loss)	$(1,506)	$606	$(3,019)	$—	$(3,919)

Condensed Consolidating Statement of Operations
For the Twenty Four Weeks Ended December 14, 2005

		Subsidiary	Subsidiary
	Parent	Issuer	Guarantors	Eliminations	Consolidated
			(In thousands)
RESTAURANT SALES	$—	$20,626	$424,386	$—	$445,012
RESTAURANT COSTS:
Food	—	7,337	141,639	—	148,976
Labor	—	6,099	121,643	—	127,742
Direct and occupancy	—	2,871	104,089	—	106,960

Total restaurant costs	—	16,307	367,371	—	383,678
ADVERTISING EXPENSES	—	768	15,805	—	16,573
GENERAL AND ADMINISTRATIVE EXPENSES	3	947	19,479	—	20,429
IMPAIRMENT OF ASSETS	—	—	1,350	—	1,350

OPERATING INCOME (LOSS)	(3)	2,604	20,381	—	22,982
INTEREST EXPENSE	5,957	1,069	16,755	—	23,781
INTEREST INCOME	—	(203)	—	—	(203)
LOSS RELATED TO REFINANCING	—	647	—	—	647
OTHER INCOME	—	(484)	—	—	(484)

INCOME (LOSS) BEFORE INCOME TAXES	(5,960)	1,575	3,626	—	(759)
INCOME TAX EXPENSE (BENEFIT)	(2,053)	633	1,456	—	36

Net income (loss)	$(3,907)	$942	$2,170	$—	$(795)

Condensed Consolidating Statement of Cash Flows
For the Twenty Four Weeks Ended December 15, 2004

		Subsidiary	Subsidiary
	Parent	Issuer	Guarantors	Eliminations	Consolidated
	(In thousands)
OPERATING ACTIVITIES:
Net income (loss)	$(3,915)	$73	$3,549	$—	$(293)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	1,614	13,549	—	15,163
Amortization of debt issuance costs	151	30	477	—	658
Accretion of original issue discount	5,141	22	343	—	5,506
Loss related to early extinguishment of debt	—	1,923	—	—	1,923
Deferred income taxes	(1,024)	62	975	—	13
Loss on disposal of assets	—	—	1,655	—	1,655
Changes in assets and liabilities:
Receivables	—	26,242	(25,009)	(303)	930
Inventories	—	7	73	—	80
Prepaid expenses and other assets	—	1,864	(1,871)	—	(7)
Accounts payable	(17)	(5,259)	46	—	(5,230)
Accrued and other liabilities	—	346	4,237	—	4,583
Income taxes payable/refundable	(1,191)	1,630	(1,619)	—	(1,180)

Net cash provided by (used in) operating activities	(855)	28,554	(3,595)	(303)	23,801

INVESTING ACTIVITIES:
Purchase of property and equipment	—	(647)	(9,696)	—	(10,343)
Corporate cash advances (payments)	—	(33,425)	33,122	303	—
Proceeds from sale (purchase) of other assets	(69)	—	969	—	900

Net cash provided by (used in) investing activities	(69)	(34,072)	24,395	303	(9,443)

FINANCING ACTIVITIES:
Repayment of debt	—	(520)	(8,152)	—	(8,672)
Repurchase of common stock	(284)	—	—	—	(284)
Proceeds from issuance of common stock	13	—	—	—	13
Reduction of restricted cash available for early extinguishment of debt	—	16,228	—	—	16,228
Use of restricted cash for early extinguishment of debt	—	(944)	(14,792)	—	(15,736)
Dividends	1,201	(1,201)	—	—	—
Debt issuance costs	(56)	—	—	—	(56)

Net cash provided by (used in) financing activities	874	13,563	(22,944)	—	(8,507)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(50)	8,045	(2,144)	—	5,851
CASH AND CASH EQUIVALENTS, beginning of period	96	19,771	6,205	—	26,072

CASH AND CASH EQUIVALENTS, end of period	$46	$27,816	$4,061	$—	$31,923

Condensed Consolidating Statement of Cash Flows
For the Twenty Four Weeks Ended December 14, 2005

		Subsidiary	Subsidiary
	Parent	Issuer	Guarantors	Eliminations	Consolidated
	(In thousands)
OPERATING ACTIVITIES:
Net income (loss)	$(3,907)	$942	$2,170	$—	$(795)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	1,313	13,298	—	14,611
Amortization of debt issuance costs	163	33	511	—	707
Accretion of original issue discount	5,793	21	337	—	6,151
Loss on disposal of assets	—	—	287	—	287
Impairment of assets	—	—	1,350	—	1,350
Changes in assets and liabilities:
Receivables	—	30,758	(29,294)	(303)	1,161
Inventories	—	(8)	(56)	—	(64)
Prepaid expenses and other assets	3	3,356	(2,294)	—	1,065
Accounts payable	—	(535)	(402)	—	(937)
Accrued and other liabilities	—	595	3,910	—	4,505
Income taxes payable/refundable	(2,053)	(203)	—	—	(2,256)

Net cash provided by (used in) operating activities	(1)	36,272	(10,183)	(303)	25,785

INVESTING ACTIVITIES:
Purchase of property and equipment	—	(818)	(11,262)	—	(12,080)
Corporate cash advances (payments)	—	(20,834)	20,531	303	—
Proceeds from sale (purchase) of other assets	1	—	(500)	—	(499)

Net cash provided by (used in) investing activities	1	(21,652)	8,769	303	(12,579)

FINANCING ACTIVITIES:
Repayment of debt	—	(60)	(948)	—	(1,008)
Repurchase of common stock	(6)	—	—	—	(6)

Net cash used in financing activities	(6)	(60)	(948)	—	(1,014)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(6)	14,560	(2,362)	—	12,192
CASH AND CASH EQUIVALENTS, beginning of period	49	14,154	6,459	—	20,662

CASH AND CASH EQUIVALENTS, end of period	$43	$28,714	$4,097	$—	$32,854

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     You should read the following discussion in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report. Unless the context indicates or requires otherwise, (i) the term “Buffets Holdings” refers to Buffets Holdings, Inc.; (ii) the term “Buffets” refers to Buffets, Inc., our principal operating subsidiary; (iii) the terms ”we,” “our,” “ours,” and the “Company” refer to Buffets Holdings, Inc. and its subsidiaries. Some of the statements in the following discussion are forward-looking statements. See “Forward-Looking Statements and Risk Factors.”
Overview
     We are the largest operator of company-owned stores in the buffet/grill sector (through Buffets and its subsidiaries), as measured in both sales and number of restaurants. Our restaurants are principally operated under the names Old Country Buffet and HomeTown Buffet. As of December 14, 2005, we had 353 company-owned restaurants and 18 franchised locations in 36 states.
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
     Since we acquired Buffets in a buyout from its public shareholders in October 2000, we have focused on improving asset management and optimizing our capital structure. As a result, we have had net closures of 51 restaurants in less attractive locations either through early termination, or non-renewal at lease end, since October 2000.
     Our fiscal year comprises 52 or 53 weeks divided into four fiscal quarters of 12, 12, 16 and 12 or 13 weeks.
     The following is a description of the line items from our condensed consolidated statements of operations:
•	We recognize as restaurant sales the proceeds from the sale of food and beverages at our company owned restaurants at the time of such sale. We recognize the proceeds from the sale of gift certificates/cards when the gift certificates/cards are redeemed at our restaurants. Until redemption, the unearned revenue from the sale of gift certificates/cards is included in accrued liabilities on our consolidated balance sheets. Our franchise income includes royalty fees and initial franchise fees received from our franchisees. We recognize royalty fees as other income based on the sales reported at the franchise restaurants.

•	Restaurant costs reflect only direct restaurant operating costs, including food, labor and direct and occupancy costs. Labor costs include compensation and benefits for both hourly and restaurant management employees. Direct and occupancy costs consist primarily of costs of supplies, maintenance, utilities, rent, real estate taxes, insurance, depreciation and amortization.

•	Advertising expenses reflect all advertising and promotional costs.

•	General and administrative expenses reflect all costs, other than advertising expenses, not directly related to the operation of restaurants. These expenses consist primarily of corporate administrative compensation and overhead, district and regional management compensation and related management expenses and the costs of recruiting, training and supervising restaurant management personnel.

•	Impairment of assets reflects fair market adjustments to the carrying value of long-lived assets, primarily comprised of leasehold improvements and equipment.

•	Interest expense reflects interest costs associated with our debt, amortization of debt issuance cost and accretion of original issuance discount on our subordinated notes and bonds.

•	Interest income reflects interest earned on our short-term investments.

•	Effective as of July 28, 2005, we entered into Amendment No. 1, dated as of April 6, 2005, to Buffets’ Amended and Restated Credit Agreement, dated as of February 20, 2004. Loss related to refinancing in fiscal 2006 is comprised of transaction fees incurred in conjunction with this amendment. Loss related to refinancing in fiscal 2005 reflects costs associated with an initial public offering of Income Deposit Securities that was withdrawn due to unfavorable market conditions.

•	Loss related to the early extinguishment of debt reflects the costs associated with redeeming a portion of Buffets’ 11 1/4% senior subordinated notes prior to their maturity during fiscal year 2005.

•	Other income primarily reflects franchise fees earned.

•	Income tax expense reflects the current and deferred tax provision (benefit) determined in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.”
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
Long-Lived Assets
     We test property and equipment for impairment annually or whenever events or circumstances indicate that the carrying amount of a restaurant’s assets may not be recoverable. We test for impairment using historical cash flows and other relevant facts and circumstances as the primary basis for our estimates of future cash flows. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows, namely as individual restaurants. A restaurant is deemed to be impaired if a forecast of undiscounted future operating cash flows, including disposal value, if any, is less than its carrying amount.
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

     During the second quarter fiscal 2006, we recognized a loss of approximately $1.4 million related to the impairment of long-lived assets for 16 restaurants. There were no impairment charges recognized during the first quarter of fiscal 2006 or the first twenty four weeks of fiscal 2005.
Goodwill
     We test the recoverability of goodwill annually or whenever events or circumstances indicate that the carrying amount may not be recoverable. Goodwill is deemed to be impaired if the fair value of a reporting unit is less than its carrying value. If goodwill is determined to be impaired, the loss is measured as the amount by which the carrying amount of a reporting unit’s goodwill exceeds its implied fair value. The fair value of a reporting unit is an estimate based on assumptions regarding its future cash flows. In the event that these assumptions change in the future, we may be required to record impairment charges related to our goodwill. There were no impairment charges during the first twenty four weeks of fiscal 2006 or fiscal 2005.
Insurance Reserves
     We carry insurance reserves for exposure related to our workers compensation, general liability, medical and dental programs. We effectively self-insure a significant portion of certain risks through the use of large self-insured retentions combined with stop-loss coverage, or by maintaining large deductibles on traditional policies of insurance. The liability represents an estimate of the ultimate cost of claims incurred and unpaid as of the balance sheet date, including both reported claims and claims that have been incurred but not reported. The estimated liability is established based upon historical claims data and third-party actuarial estimates of settlement costs for incurred claims. Our estimates include our judgments and independent actuarial assumptions regarding economic conditions, the frequency and severity of claims and claim development patterns and settlement practices. These estimates and assumptions are monitored and adjusted when warranted by changing circumstances. Changes in these factors may produce materially different amounts of expense and liabilities that would be reported under these insurance programs.
Store Closing Reserve
     We maintain a store closing reserve for restaurants that are no longer being utilized in current operations. The store closing costs are principally comprised of our estimates of lease termination costs and obligations, net of sublease and other cash receipts, and employee termination benefits. Many factors including the local business environment, other available lease sites, the ability to secure subleases, the creditworthiness of subtenants, and our success at negotiating early termination agreements with lessors are considered in establishing the accruals. Adjustments to the reserve primarily relate to changes in subtenant income or actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which the changes become known. The store closing reserve was $1.5 million and $1.3 million as of June 29, 2005 and December 14, 2005, respectively.
     We estimate the impact on the store closing reserve related to the expected closures of 16 under performing restaurants in the third quarter of fiscal 2006 to be approximately $3.4 million, representing approximately $3.1 million of lease termination costs and obligations and $0.3 million of employee termination benefits.
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

Gift Cards
     Historically, Buffets has sold gift certificates to its guests. Beginning in November 2002, Buffets stopped selling paper gift certificates and began selling gift cards. Proceeds from the sale of gift cards are initially recorded as a liability when received. Revenues from the sale of gift cards at our restaurants are recognized upon redemption. In estimating the related gift card liability, we analyze historical trends to derive our estimates of future gift card redemption patterns. The assumptions and activity are closely monitored for changes in escheatment laws and redemption patterns. We adjust our gift card liability based on historical and expected non-redemption trends. These adjustments are classified within direct and occupancy costs in our condensed consolidated income statements. The gift card/certificate liability was $4.1 million and $5.0 million as of June 29, 2005 and December 14, 2005, respectively.
Results of Operations
     The following discussion reflects our historical results for the 12-week periods ended December14, 2005 and December 15, 2004.
     Our future results may not be consistent with our historical results. Our fiscal 2005 results included a loss related to the withdrawal of an initial public offering of Income Deposit Securities due to unfavorable market conditions. Our fiscal 2006 results include a charge for the impairment of long-lived assets. The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report.
     The following table sets forth our results of operations based on the percentage relationship of the items listed to our restaurant sales during the periods shown:

	Twelve Weeks Ended
	December 15, 2004		December 14, 2005
	(dollars in thousands)
Restaurant sales	$205,175	100.0%	$218,274	100.0%
Restaurant costs	180,089	87.8	191,406	87.7
Advertising expenses	5,048	2.5	9,508	4.4
General and administrative expenses	10,954	5.3	10,265	4.7
Impairment of assets	—	—	1,350	0.6

Operating income	9,084	4.4	5,745	2.6
Interest expense	11,094	5.4	11,913	5.5
Interest income	(181)	(0.1)	(121)	(0.1)
Loss related to refinancing	835	0.4	—	—
Other income	(207)	(0.1)	(287)	(0.1)

Loss before income taxes	(2,457)	(1.2)	(5,760)	(2.6)
Income tax benefit	(1,068)	(0.5)	(1,841)	(0.8)

Net loss	$(1,389)	(0.7)	$(3,919)	(1.8)

          Certain percentage amounts do not sum to total due to rounding.
     Restaurant Sales. Restaurant sales increased $13.1 million, or 6.4%, during the twelve weeks ended December 14, 2005 over the comparable prior year period. Average weekly sales for the second quarter of fiscal 2006 increased 6.9% over the comparable prior year period to $51,480. This improvement was primarily due to an increased check average. Same-store sales for the twelve weeks ended December 14, 2005 increased by 6.0% compared to the comparable prior year period. The increase was comprised of a 6.2% increase in average check, partially offset by a 0.2% decline in guest traffic. We currently expect same-store sales for the third quarter of fiscal 2006 (the 16-week period ending April 5, 2006) to range between a six and a nine percent improvement versus the comparable period in fiscal 2005.
     Restaurant Costs. Restaurant costs for the second quarter of fiscal 2006 declined by 0.1% as a percentage of sales compared with the comparable prior year period. Food costs increased 1.2% as a percentage of sales during the second quarter of fiscal 2006 as compared to the prior year period primarily due to our steak and shrimp promotions, which commenced early in fiscal 2006. Labor costs decreased 1.4% as a percentage of sales in large part due to improved sales leverage, as well as a reduction in workers compensation costs as compared to the prior year period. Direct and occupancy costs increased by 0.1% as a percentage of sales versus the comparable quarter in the prior year primarily due to higher natural gas costs, offset in part by improved sales leverage attributable to reasonably fixed costs on an improving sales base. We estimate the loss related to expected closures of 16 under performing restaurants in the third quarter of fiscal 2006 to be approximately $3.5 million. We currently expect that restaurant costs, exclusive of the impact of these closed stores, will range between 85.9% and 87.9% as a percentage of sales during the third quarter of fiscal 2006.

     Advertising Expenses. Advertising costs increased 1.9% as a percentage of sales during the second quarter of fiscal 2006 versus the comparable quarter in the prior year as we significantly increased promotional advertising during the last two periods of the second quarter in conjunction with the expansion of our steak promotion to the West Coast market. This heightened marketing commitment, resulting in media coverage for approximately 75% of the Company’s owned buffet units, served to announce the system-wide introduction of steak offerings. Incremental television advertising, including spots that would have typically been purchased during the third fiscal quarter, was purchased in the second fiscal quarter to support the introduction of steak offerings. Television advertising was expanded into areas that had previously not received advertising. There was an emphasis placed on media placements in November and December to capitalize on the traditional year-end surge in consumer traffic. While advertising costs were approximately 4.4% of sales in the second quarter of the 2006 fiscal year, we expect that advertising costs will range between 2.2% and 2.6% as a percentage of sales during the third quarter of fiscal 2006. Full year marketing costs for the 2006 fiscal year are expected to be approximately 3.2% of sales. This introductory marketing commitment in the second quarter, coupled with the Company’s steak offerings, continues to provide strong same store sales performance. Same store sales for the five-week period ended January 18, 2006 were up approximately 7.3% over the same period in the prior year, with no on-air media during the current five-week period.
     General and Administrative Expenses. General and administrative expenses decreased 0.6% as a percentage of sales during the second quarter of fiscal 2006 as compared to the 12 weeks ended December 15, 2004. This decrease was largely due to reasonably fixed costs on an improving sales base. We currently expect that general and administrative expenses will range between 4.4% and 4.8% as a percentage of sales for the third quarter of fiscal 2006.
     Impairment of Assets. During the second quarter of fiscal 2006, we recognized a loss of approximately $1.4 million related to impairments of the carrying value of our long-lived assets for 16 restaurants.
     Interest Expense. Interest expense increased 0.1% as a percentage of sales during the second quarter of fiscal 2006 versus the comparable prior year period primarily due to rising interest rates on our term loans and the impact of cumulative accretion on our 13 7/8% senior discount notes. We currently expect that interest expense will range between 5.1% and 5.5% as a percentage of sales for the third quarter of fiscal 2006.
     Loss Related to Refinancing. We incurred approximately $0.8 million in costs associated with an initial public offering of Income Deposit Securities that was withdrawn due to unfavorable market conditions during the second quarter of fiscal 2005.
     Income Taxes. Income tax benefit increased 0.3% as a percentage of sales for the twelve weeks ended December 14, 2005 compared to the twelve weeks ended December 15, 2004 principally due to an increase in loss before income taxes. The decrease in the effective tax rate for the second quarter of fiscal 2006 compared to the comparable prior year period was largely attributable to the cumulative impact of the conversion of one of our subsidiaries to a limited liability company (LLC). Effective September 22, 2005, OCB Restaurant Co. was converted to OCB Restaurant Company, LLC. In conjunction with this LLC conversion, we recognized a cumulative charge of $368,000 to restate the carrying value of our deferred tax assets, to reflect a lower expected future tax rate.
For the 24 Weeks Ended December 14, 2005 Compared to the 24 Weeks Ended December 15, 2004
     Our future results may not be consistent with our historical results. Our fiscal 2005 results included a loss related to the redemption of approximately $14.3 million of 11 1/4% Senior Subordinated notes due 2010 and a loss related to the withdrawal of an initial public offering of Income Deposit Securities due to unfavorable market conditions. As of July 28, 2005, we entered into Amendment No. 1, dated as of April 6, 2005, to Buffets’ Amended and Restated Credit Agreement, dated as of February 20, 2004. The loss related to refinancing in fiscal 2006 is comprised of transaction fees incurred in conjunction with this amendment. Our fiscal 2006 results also include a charge for the impairment of long-lived assets. The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report.

     The following table sets forth our results of operations based on the percentage relationship of the items listed to our restaurant sales during the periods shown:

	24 Weeks Ended
	December 15, 2004		December 14, 2005
	(dollars in thousands)
Restaurant sales	$422,383	100.0%	$445,012	100.0%
Restaurant costs	367,213	86.9	383,678	86.2
Advertising expenses	10,845	2.6	16,573	3.7
General and administrative expenses	20,850	4.9	20,429	4.6
Impairment of assets	—	—	1,350	0.3

Operating income	23,475	5.6	22,982	5.2
Interest expense	21,931	5.2	23,781	5.3
Interest income	(246)	(0.1)	(203)	—
Loss related to refinancing	835	0.2	647	0.1
Loss related to early extinguishment of debt	1,923	0.5	—	—
Other income	(420)	(0.1)	(484)	(0.1)

Loss before income taxes	(548)	(0.1)	(759)	(0.2)
Income tax expense (benefit)	(255)	(0.1)	36	—

Net loss	$(293)	(0.1)	$(795)	(0.2)

          Certain percentage amounts do not sum to total due to rounding .
     Restaurant Sales. Restaurant sales for the twenty four weeks ended December 14, 2005 increased $22.6 million, or 5.4%, compared with the twenty four weeks ended December 15, 2004. Average weekly sales for the first twenty four weeks of fiscal 2006 of $52,466 were 6.2% higher than the comparable prior year period’s average weekly sales of $49,384. Same-store sales for the first twenty four weeks of fiscal 2006 increased by 5.1% compared to the comparable prior year period, reflecting a 6.0% increase in average check, partially offset by a 0.9% decline in guest traffic.
     Restaurant Costs. Restaurant costs for the first twenty four weeks of fiscal 2006 decreased 0.7% as a percentage of sales compared with the comparable prior year period. Food costs increased 0.8% as a percentage of sales primarily due to our steak and shrimp promotions, which commenced early in fiscal 2006. Labor costs were 1.3% lower as a percentage of sales than those experienced in the comparable twenty four weeks in the prior year in large part due to improved sales leverage, as well as a reduction in workers compensation costs as compared to the prior year period. Direct and occupancy costs decreased by 0.2% measured as a percentage of sales versus the comparable period in the prior year primarily due to improved sales leverage attributable to reasonably fixed costs on an improving sales base.
     Advertising Expenses. Advertising costs increased 1.1% as a percentage of sales during the first twenty four weeks of fiscal 2006 versus the comparable period in the prior year as we significantly increased promotional advertising during the last two periods of the second quarter in conjunction with the expansion of our steak promotion to the West Coast market. This heightened marketing commitment, resulting in media coverage for approximately 75% of the Company’s owned buffet units, served to announce the system-wide introduction of steak offerings. Incremental television advertising, including spots that would have typically been purchased during the third fiscal quarter, was purchased in the second fiscal quarter to support the introduction of steak offerings. Television advertising was expanded into areas that had previously not received advertising. There was an emphasis placed on media placements in November and December to capitalize on the traditional year-end surge in consumer traffic.
     General and Administrative Expenses. General and administrative expenses decreased 0.3% as a percentage of sales during the first twenty four weeks of fiscal 2006 as compared to the comparable period in the prior year. This decrease was largely due to reasonably fixed costs on an improving sales base.
     Impairment of Assets. During the first twenty four weeks of fiscal 2006, we recognized a loss of approximately $1.4 million related to impairments of the carrying value of our long-lived assets for 16 restaurants.
     Interest Expense. Interest expense increased 0.1% as a percentage of sales during the first twenty four weeks of fiscal 2006 versus the comparable prior year period primarily due to rising interest rates on our term loans and the impact of cumulative accretion on our 13 7/8% senior discount notes.

     Loss Related to Refinancing. We incurred approximately $0.8 million in costs associated with an initial public offering of Income Deposit Securities that was withdrawn due to unfavorable market conditions during the second quarter of fiscal 2005. Effective as of July 28, 2005, we entered into Amendment No. 1, dated as of April 6, 2005, to Buffets, Inc.’s Amended and Restated Credit Agreement, dated as of February 20, 2004. In conjunction with this amendment we incurred $0.6 million in transactions fees during the first quarter of fiscal 2006.
     Loss Related to the Early Extinguishment of Debt. We spent approximately $15.7 million during the first quarter of fiscal 2005 to redeem approximately $14.3 million of Buffets’ 11 1/4% senior subordinated notes at an average price of 106.7%. We recognized the difference between the premium purchase price and the discounted carrying value of Buffets’ 11 1/4% senior subordinated notes, as well as an associated write-off of debt issuance cost, as a loss related to the early extinguishment of debt.
     Income Taxes. Income taxes increased 0.1% as a percentage of sales for the twenty four weeks ended December 14, 2005 compared to the twenty four weeks ended December 14, 2005 principally due to the cumulative impact of the conversion of one of our subsidiaries to a limited liability company (LLC). Effective September 22, 2005, OCB Restaurant Co. was converted to OCB Restaurant Company, LLC. In conjunction with this LLC conversion, we recognized a cumulative charge of $368,000 to restate the carrying value of our deferred tax assets, to reflect a lower expected future tax rate. This charge more than offset the income tax benefit recognized on the loss before income taxes, resulting in a significant reduction in our effective tax rate for the twenty four weeks ended December 14, 2005 compared to the comparable prior year period.
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
     Operating Activities. Net cash provided by operating activities was $25.8 million for the twenty four weeks ended December 14, 2005 and $23.8 million for the twenty four weeks ended December 15, 2004. Net cash provided by operating activities exceeded the net loss for the first twenty four weeks of fiscal 2006 principally due to the effect of depreciation and amortization, accretion of original issue discount, an increase in the loss related to the impairment of assets, and an increase in accrued and other liabilities, partially offset by a decrease in income taxes payable. Net cash provided by operating activities exceeded the net loss for the first twenty four weeks of fiscal 2005 principally due to the effect of depreciation and amortization, accretion of original issue discount, the loss related to the early extinguishment of debt, the loss on disposal of assets and an increase in accrued and other liabilities, partially offset by a decrease in accounts payable.
     Investing Activities. Net cash used in investment activities was $12.6 million for the twenty four weeks ended December 14, 2005 and $9.4 million for the twenty four weeks ended December 15, 2004. Investment activities were largely comprised of capital expenditures for both periods. During the first twenty four weeks of fiscal 2006, remodeling and improvement costs on our existing restaurants accounted for approximately $10.2 million of our capital expenditures. The bulk of the remainder of our capital expenditures during the first twenty four weeks of fiscal 2006 were comprised of new construction expenditures. During the first twenty four weeks of fiscal 2005, new restaurant construction accounted for approximately $4.5 million of our capital expenditures. The remainder of our capital expenditures during the first twenty four weeks of fiscal 2005 were primarily comprised of remodeling and improvement costs on our existing restaurants.
     Financing Activities. Net cash used in financing activities totaled $1.0 million for the first twenty four weeks of fiscal 2006 and $8.5 million for the first twenty four weeks of fiscal 2005. Financing activities consisted primarily of repayments of debt in both periods. Buffets, Inc. completed its partial bond repurchase program in August 2004, cumulatively expending $49.5 million to redeem $43.9 million of senior subordinated notes at an average price of 109.2% over a period of approximately six months. During the first quarter of fiscal 2005, Buffets, Inc. spent $15.7 million to redeem $14.3 million of senior subordinated notes at an average price of 106.7%.
     Future Capital Expenditures. We plan to spend approximately $30 million to $32 million on capital expenditures in fiscal 2006. This amount is approximately $4 million to $6 million higher than previous estimates, reflecting our plans to roll-out display grills in 13 to 14 restaurants by the end of the fiscal year, supported by the advertising of lunch and dinner grill offerings.
     During the remainder of fiscal 2006, we plan to:
▪	Spend approximately $2 million on a new restaurant to be opened this fiscal year.

▪	Spend approximately $17 million on remodeling and improvement costs that will be capitalized. Remodels incorporate design elements to update the décor of our existing facilities including a lighter, more contemporary interior design and expanded dessert displays. Other improvement costs include a variety of outlays such as display grills, new carpet, equipment and minor leasehold improvements.

▪	Spend approximately $0.5 million on miscellaneous corporate and information systems investments.
     In addition, we plan to spend approximately $11 million on the repair and maintenance of our existing restaurant locations, which amounts will be expensed. This will encompass expenditures to keep equipment in good working order and leasehold improvements in good condition, without substantially extending the economic lives of the underlying assets.
     Store Closures. On January 24, 2006, the Boards of Directors of Buffets, Inc. and Buffets Holdings, Inc. approved an exit strategy calling for the closure of 16 under performing restaurants. We estimate the loss related to these store closures in the third quarter of fiscal 2006 to be approximately $3.5 million. This charge represents approximately $3.4 million of cash expenses and $0.1 million of non-cash charges. We estimate the positive annualized impact on operating cash flows from closing these under performing restaurants to be approximately $2 million to $3 million.
     We are not aware of any other material event or trend that would potentially affect our capital requirements or liquidity. For the next twelve months, we believe that cash flow from operations, landlord contributions, credits received from trade suppliers and available borrowing capacity will be adequate to finance our development plans, on-going operations and debt service obligations.
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
     As of December 14, 2005, we had $36.8 million in outstanding letters of credit, which expire through August 23, 2006. As of December 14, 2005, the total borrowing availability under the revolving credit facility was $30.0 million and the total borrowing capacity under the letter of credit facilities was $13.2 million.
     On June 28, 2002, Buffets issued $230.0 million aggregate principal amount of its 11 1/4% senior subordinated notes due July 15, 2010 at 96.181%. Interest on Buffets’ senior subordinated notes is payable semi-annually on January 15 and July 15 of each year. Except in the event of an initial public offering, we are not entitled to redeem Buffets’ senior subordinated notes prior to July 15, 2006, after which we can choose to redeem some or all of Buffets’ senior subordinated notes at specified redemption prices.

     On May 18, 2004, we issued $132 million aggregate principal amount at maturity of our 13 7/8% senior discount notes due December 15, 2010. Our senior discount notes were issued at a discount to their aggregate principal amount at maturity. Prior to July 31, 2008, interest will accrue on our senior discount notes in the form of an increase in the accreted value of those notes. The accreted value of each senior discount note will increase until July 31, 2008 at a rate of 13.875% per annum. After this date, cash interest on the senior discount notes will accrue and be payable on January 31 and July 31 of each year at a rate of 13.875% per annum. If we fail to meet certain leverage ratio tests on or about July 31, 2006 or July 31, 2008, additional interest will accrue on our senior discount notes from that date at a rate of 1% per annum, up to a maximum of 2% per annum.
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
Forward-Looking Statements and Risk Factors
     Certain statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in, or implied by, forward-looking statements. We have tried, whenever possible, to identify these forward-looking statements using words such as “projects,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” and similar expressions. Similarly, statements herein that describe our business strategy, outlook, objectives, plans, intentions or goals are also forward-looking statements. The risks and uncertainties involving forward-looking statements include, but are not limited to, general business and economic conditions, negative publicity, the impact of competition, the seasonality of our business, adverse weather conditions, future commodity prices, fuel and utility costs, labor costs, employment and environmental laws, governmental regulations, and inflation. For a detailed discussion of risks and uncertainties that may cause our future performance to differ from that projected in the forward-looking statements, please refer to the “Risk Factors/Forward-Looking Statements” section contained in our Form 10-K filed with the Securities and Exchange Commission on September 23, 2005. All forward-looking statements speak only as of the date of this report. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are qualified by the cautionary statements in this section. We undertake no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Interest Rate Risks. We have interest rate exposure relating to the variable portion of our long-term obligations. Buffets’ 11 1/4% senior subordinated notes and our 13 7/8% senior discount notes are fixed rate instruments, while the interest rates on the term loans under the Credit Facility are variable. A 1% change in interest rates on our variable rate debt would have resulted in our interest rate expense fluctuating by approximately $0.9 million for the 24 weeks ended December 14, 2005.
     Food Commodity Risks. Many of the food products purchased by us are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are outside our control. To control this risk in part, we have fixed price purchase commitments with terms of one year or less for some key food and supplies from vendors who supply our national food distributor. In addition, we believe that substantially all of our food and supplies are available from several sources, which helps to control food commodity risks. We believe we have the ability to increase menu prices, or vary the menu items offered, if needed, in response to food product price increases within the range that has been experienced historically. To compensate for a hypothetical price increase of 10% for food and beverages, we would need to increase menu prices by an average of approximately 3%. Our average menu price increases were approximately 6% for the 24 weeks ended December 14, 2005. Accordingly, we believe that a hypothetical 10% increase in food product costs would not have a material effect on our operating results.
ITEM 4. CONTROLS AND PROCEDURES
     Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and regulations, and that the information is accumulated and communicated to our management, including our principal executive, financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosures based closely on the definition of “disclosure controls and procedures” in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.
     As of December 14, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive, financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, we concluded that our disclosure controls and procedures were effective.
     Changes in Internal Control. During the twenty four weeks ended December 14, 2005, there were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities and Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II. OTHER INFORMATION
ITEM 5. OTHER INFORMATION
     Directors and Executive Officers of the Registrant. Effective as of November 7, 2005, R. Michael Andrews, Jr. was appointed Chief Executive Officer of the Company and each of its direct and indirect subsidiaries, and was elected a Director of Buffets Holdings, Inc. and Buffets, Inc. Roe H. Hatlen resigned as Chief Executive Officer of the Company and each of its direct and indirect subsidiaries, effective as of November 7, 2005. It is presently anticipated that Mr. Hatlen will continue to serve as a director of Buffets Holdings, Inc. and Buffets, Inc.
     On January 10, 2006 the Company announced that Mario Lee was appointed Executive Vice President of Operations of the Company and Buffets, Inc. (“Buffets”) effective January 10, 2006, and that Dale Maxfield will separate employment with the Company effective January 19, 2006.
     On January 24, 2006, the Boards of Directors of Buffets, Inc. and Buffets Holdings, Inc. appointed A. Keith Wall as Chief Financial Officer of the Company and each of its direct and indirect subsidiaries, effective January 31, 2006.
     Mr. Wall, age 53, has served as Vice President and Chief Financial Officer of Worldwide Restaurant Concepts, Inc. since 2001. From 1998 to 2001, Mr. Wall served as Vice President and Chief Financial Officer of Central Finance Acceptance Corporation, a consumer finance services division of Banner Holdings, Inc. Prior to 1998, Mr. Wall held senior financial management responsibilities, both inside and outside of the restaurant industry. Mr. Wall has over 20 years of restaurant industry experience.
     Executive Compensation. On November 7, 2005, the Board of Directors of Buffets Holdings, Inc., and its wholly owned subsidiary Buffets, Inc., increased Mr. R. Michael Andrews Jr.’s salary to $400,000 per year in connection with Mr. Andrews’ promotion to Chief Executive Officer of the respective companies.
     Certain Relationships and Related Transactions. Roe H. Hatlen, a founder of Buffets, Inc. and a current member on the Boards of Directors of Buffets, Inc. and Buffets Holdings, entered into an advisory agreement with Buffets, Inc. and Buffets Holdings on September 28, 2000 (the “Advisory Agreement”), that was scheduled to expire in December 2005. On December 13, 2005, the Company entered into Amendment no. 1 (the “Advisory Agreement Amendment”) to the Advisory Agreement. The Advisory Agreement Amendment extends the term of the Advisory Agreement through June 30, 2006. Pursuant to the Advisory Agreement Amendment, Mr. Hatlen is to be compensated for services provided in connection with the Advisory Agreement at an annualized rate of $200,000 per year and is eligible to receive an incentive compensation payment at the end of our fiscal year 2006. The amount of the incentive compensation payment is dependent upon our financial performance. All costs will be recognized as incurred in general and administrative expenses in the condensed consolidated statements of operations.

     Entry into a Material Definitive Agreement. On December 29, 2005, Buffets Holdings, Inc., announced that its stockholders formed Buffets Restaurants Holdings, Inc. (“Buffets Restaurants Holdings”) and entered into a contribution agreement with Caxton-Iseman Investments, L.P., Sentinel Capital Partners II, L.P., members of Buffets Holdings senior management and Buffets Restaurants Holdings (the “Contribution Agreement”). Pursuant to the terms of the Contribution Agreement holders of in excess of 99% of Buffets Holdings’ outstanding common stock contributed their shares of common stock of Buffets Holdings to Buffets Restaurants Holdings in exchange for proportional amounts of Buffets Restaurants Holdings common stock. As a result of the share exchange, Buffets Holdings is majority-owned by Buffets Restaurant Holdings.
     Concurrently with its formation, Buffets Restaurants Holdings entered into two negotiated option agreements with two of the largest groups of holders of Buffets Holdings senior discount notes. Together, these two groups of holders own an aggregate principal amount at maturity of the Buffets Holdings senior discount notes representing in excess of 80% of the Buffets Holdings senior discount notes outstanding. In exchange for 13.875% senior discount notes due 2010 of Buffet Restaurants Holdings with an initial accreted value equal to 10% of the accreted value of the Buffets Holdings senior discount notes subject to the options, the options permit Buffets Restaurants Holdings to purchase the Buffets Holdings senior discount notes for a period of one year. The cash exercise price for each option is the difference between (i) the sum of the accreted value of the Buffets Holdings senior discount notes subject to the option and one-half of the make-whole premium for such notes (calculated based on a treasury rate plus 50 basis points and the first redemption price for the Buffets Holdings senior discount notes) and (ii) the initial accreted value of the Buffets Restaurants Holdings senior discount notes issued as consideration for the option. Each option is immediately exercisable and expires on December 29, 2006.
     Strategic Alternatives. On January 13, 2006, Buffets Holdings issued a press release announcing that we plan to engage financial advisors to assist in exploring various strategic alternatives to maximize shareholder value. Credit Suisse and Piper Jaffray were subsequently engaged as our advisors to assist in this effort.
     Store Closures. On January 24, 2006, the Boards of Directors of Buffets, Inc. and Buffets Holdings, Inc. approved an exit strategy calling for the closure of 16 under performing restaurants. We estimate the loss related to these store closures in the third quarter of fiscal 2006 to be approximately $3.5 million. This estimated loss includes approximately $3.1 million related to lease termination costs and obligations, $0.3 million related to employee termination benefits and $0.1 million related to other associated costs. The expected charge of $3.5 million represents approximately $3.4 million of cash expenses and $0.1 million of non-cash charges. We estimate the positive annualized impact on operating cash flows from closing these under performing restaurants to be approximately $2 million to $3 million.
     Voluntary Filer. We are a voluntary filer and file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other information with the Securities and Exchange Commission (“SEC”). The public can obtain copies of these materials by contacting the SEC at 1-800-SEC-0330, or by accessing the SEC’s website at www.sec.gov. In addition, a link to our SEC filings is provided on our website at www.buffet.com.
ITEM 6. EXHIBITS
     See Index to Exhibits on page 32 of this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUFFETS HOLDINGS, INC.

Date: January 25, 2006	By:	/s/ R. Michael Andrews, Jr. R. Michael Andrews, Jr.
Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description
10.1*	Description of the Material Terms of Buffets, Inc.’s Fiscal 2006 Incentive Based Compensation Program for Executives, dated as of November 7, 2005 (incorporated by reference to Exhibit 10.1 to Buffets Holdings, Inc.’s Current Report on Form 8-K, filed with the Commission on November 10, 2005 (SEC file No. 333-116897)).

10.2*	Advisory Agreement, dated September 28, 2000, by and among Buffets Holdings, Inc., Buffets, Inc. and Roe H. Hatlen (incorporated by reference to Exhibit 10.4 to Buffets, Inc.’s Registration Statement on Form S-4, filed with the Commission on August 16, 2002 (SEC file No. 333-98301)).

10.3*	Amendment No. 1, dated December 13, 2005, to the Advisory Agreement, dated September 28, 2000, by and among Buffets Holdings, Inc., Buffets, Inc. and Roe H. Hatlen (incorporated by reference to Exhibit 10.1 to Buffets Holdings, Inc.’s Current Report on Form 8-K, filed with the Commission on December 16, 2005 (SEC file No. 333-116897)).

10.4*	Form of Buffets Holdings, Inc. Cash and Phantom Incentive Unit Award Agreement (incorporated by reference to Exhibit 10.2 to Buffets Holdings, Inc.’s Current Report on Form 8-K, filed with the Commission on December 16, 2005 (SEC file No. 333-116897)).

10.5*	Form of Buffets Holdings, Inc. Severance Protection Agreement (incorporated by reference to Exhibit 10.3 to Buffets Holdings, Inc.’s Current Report on Form 8-K, filed with the Commission on December 16, 2005 (SEC file No. 333-116897)).

10.6*	Contribution Agreement, dated as of December 29, 2005, among Buffets Holdings, Inc., Caxton-Iseman Investments, L.P., Sentinel Capital Partners II, L.P., members of Buffets Holdings senior management and Buffets Restaurants Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Buffets Holdings, Inc.’s Current Report on Form 8-K, filed with the Commission on December 30, 2005 (SEC file No. 333-116897)).

31.1	Certification of Principal Executive, Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Previously provided or incorporated by reference.