Form 10-Q
period 2006-04-05
BUFFETS HOLDINGS, INC.
filed 2006-05-18
CIK 1292731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended April 5, 2006

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
YES [X] NO [   ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
LARGE ACCELERATED FILER [  ]
ACCELERATED FILER [  ]
NON-ACCELERATED FILER [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [   ] NO [X]

The number of shares of Buffets Holdings, Inc.’s common stock outstanding as of May 18, 2006 was 3,104,510.

BUFFETS HOLDINGS, INC.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BUFFETS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 29,	April 5,
	2005	2006
	(Unaudited)
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,662	$5,404
Receivables	6,632	5,056
Inventories	18,957	18,429
Prepaid expenses and other current assets	6,318	7,882
Deferred income taxes	12,533	12,533

Total current assets	65,102	49,304
PROPERTY AND EQUIPMENT, net	146,653	144,718
GOODWILL	312,163	312,163
DEFERRED INCOME TAXES	8,195	8,195
OTHER ASSETS, net	12,910	10,613

Total assets	$545,023	$524,993

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$44,883	$43,844
Accrued liabilities	70,219	66,301
Income taxes payable	6,990	1,240
Current maturities of long-term debt	2,016	1,862

Total current liabilities	124,108	113,247
LONG-TERM DEBT, net of current maturities	464,178	457,573
DEFERRED LEASE OBLIGATIONS	28,375	28,212
OTHER LONG-TERM LIABILITIES	6,731	6,424

Total liabilities	623,392	605,456
SHAREHOLDERS' DEFICIT:
Preferred stock; $.01 par value, 1,100,000 shares authorized; none
issued and outstanding as of June 29, 2005 and April 5, 2006	--	--
Common stock; $.01 par value, 3,600,000 shares authorized; 3,175,135 shares issued and outstanding as of June 29, 2005 and 3,104,510 as
of April 5, 2006	32	31
Additional paid in capital	14	5
Accumulated deficit	(78,415)	(80,499)

Total shareholders' deficit	(78,369)	(80,463)

Total liabilities and shareholders' deficit	$545,023	$524,993

        The accompanying notes are an integral part of these condensed consolidated financial statements.

BUFFETS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Sixteen Weeks Ended		Forty Weeks Ended
	April 6,	April 5,	April 6,	April 5,
	2005	2006	2005	2006
	(Unaudited)
	(In thousands)
RESTAURANT SALES	$277,567	$292,584	$699,950	$737,596
RESTAURANT COSTS:
Food	92,292	100,956	230,532	249,932
Labor	84,842	85,317	211,552	213,005
Direct and occupancy	66,843	69,520	167,262	175,436

Total restaurant costs	243,977	255,793	609,346	638,373
ADVERTISING EXPENSES	6,919	7,338	17,835	24,238
GENERAL AND ADMINISTRATIVE EXPENSES	12,141	13,094	32,920	33,196
SHAREHOLDERS' RIGHTS REPURCHASE	--	757	--	757
CLOSED RESTAURANT COSTS	460	4,413	2,304	5,511
IMPAIRMENT OF ASSETS	--	--	--	1,350

OPERATING INCOME	14,070	11,189	37,545	34,171
INTEREST EXPENSE	15,068	16,319	36,999	40,100
INTEREST INCOME	(137)	(135)	(383)	(338)
LOSS RELATED TO REFINANCING	24	--	859	647
LOSS RELATED TO EARLY EXTINGUISHMENT
OF DEBT	--	--	1,923	--
OTHER INCOME	(297)	(293)	(717)	(777)

LOSS BEFORE INCOME TAXES	(588)	(4,702)	(1,136)	(5,461)
INCOME TAX BENEFIT	(256)	(3,413)	(511)	(3,377)

Net loss	$(332)	$(1,289)	$(625)	$(2,084)

        The accompanying notes are an integral part of these condensed consolidated financial statements.

BUFFETS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Forty Weeks Ended
	April 6,	April 5,
	2005	2006
	(Unaudited)
	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(625)	$(2,084)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation and amortization	24,942	24,221
Amortization of debt issuance cost	1,071	1,178
Accretion of original issue discount	9,163	10,257
Loss related to early extinguishment of debt	1,923	--
Deferred income taxes	13	--
Loss on disposal of assets	1,763	1,011
Impairment of assets	--	1,350
Changes in assets and liabilities:
Receivables	(570)	1,576
Inventories	(603)	(168)
Prepaid expenses and other current assets	(4,875)	(1,564)
Accounts payable	384	(1,039)
Accrued and other liabilities	(2,765)	(4,388)
Income taxes payable	(1,616)	(5,750)

Net cash provided by operating activities	28,205	24,600

INVESTING ACTIVITIES:
Purchase of property and equipment	(20,732)	(23,441)
(Purchase) sale of other assets	(89)	609

Net cash used in investing activities	(20,821)	(22,832)

FINANCING ACTIVITIES:
Repayment of debt	(21,781)	(17,016)
Issuance of stock	15	--
Repurchase of stock	(284)	(10)
Reduction of restricted cash available for early extinguishment
of debt	16,228	--
Use of restricted cash for early extinguishment of debt	(15,736)	--
Debt issuance costs	(56)	--

Net cash used in financing activities	(21,614)	(17,026)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(14,230)	(15,258)
CASH AND CASH EQUIVALENTS, beginning of period	26,072	20,662

CASH AND CASH EQUIVALENTS, end of period	$11,842	$5,404

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for--
Interest (net of capitalized interest of $371 and $243)	$32,451	$37,149

Income taxes	$1,088	$2,372

        The accompanying notes are an integral part of these condensed consolidated financial statements.

BUFFETS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Nature of Organization

Description of Business

        Buffets Holdings, Inc., a Delaware corporation, acquired 100 percent of the common stock of Buffets, Inc. and its subsidiaries in a buyout from public shareholders on October 2, 2000 (the “Acquisition”). Buffets Holdings, Inc. and subsidiaries (“Buffets Holdings”) and Buffets, Inc. and subsidiaries are collectively referred to as the Company. Buffets, Inc., a Minnesota corporation, is the principal operating subsidiary of Buffets Holdings.

        The Company owns and operates a chain of restaurants in the United States under the names of Old Country Buffet(R), Country Buffet(R), HomeTown Buffet(R), Granny’s Buffet(SM), and Tahoe Joe’s Famous Steakhouse(R). The Company, operating principally in the buffet/grill segment, owned and operated 338 restaurants (329 family buffet restaurants) and franchised 18 restaurants operating as of April 5, 2006.

Interim Financial Information

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all necessary adjustments, which are of a normal recurring nature, to present fairly the Company’s financial position and the results of its operations and cash flows for the periods presented, in conformity with accounting principles generally accepted in the United States of America and with the regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to SEC rules and regulations. Operating results for the forty weeks ended April 5, 2006 are not necessarily indicative of results that may be achieved for the fiscal year ending June 28, 2006.

        The balance sheet as of June 29, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

        These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes contained in the Company’s Form 10-K filed with the Securities and Exchange Commission on September 23, 2005 and with Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 22 through 31 of this report.

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

Reclassifications

        Certain amounts shown in the prior-period consolidated financial statements have been reclassified to conform with the current period condensed consolidated financial statement presentation. These reclassifications had no effect on net loss or shareholders’ deficit as previously presented.

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

        During the first forty weeks of fiscal 2006, the Company recognized a loss of approximately $1.4 million related to impairments of the carrying value of its long-lived assets for 16 under performing restaurants, as the carrying value of these long-lived assets exceeded their fair value. Fourteen of these restaurants were subsequently closed. There were no impairment charges recognized during the first forty weeks of fiscal 2005.

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

        In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” This statement requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. SFAS No. 123(R) is effective as of the beginning of the first annual reporting period after December 15, 2005. The Company is in the process of evaluating the impact that the adoption of SFAS No. 123(R) will have on its consolidated financial statements.

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

        There would have been no effect on net income had the Company applied the fair value expense recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation for the sixteen and forty weeks ended April 6, 2005 and April 5, 2006, respectively.

5. Other Assets

        Other assets consist principally of debt issuance costs, notes receivable and other intangibles net of accumulated amortization of $2.5 million and $3.7 million as of June 29, 2005 and April 5, 2006, respectively. Debt issuance costs are the capitalized costs incurred in conjunction with amending Buffets, Inc.‘s senior credit agreement, issuing Buffets, Inc.‘s senior subordinated notes and issuing Buffets Holdings’ senior discount notes. Debt issuance costs are being amortized over the terms of the financing arrangements using the effective interest method. Other intangibles include trademarks, franchise fees and liquor licenses. Trademarks and franchise fees are fully amortized as of April 5, 2006. Liquor licenses are not amortized, as they have indefinite lives. Notes receivable principally arose from the sale of certain restaurant facilities. Long-term and short-term notes receivable collectively totaled $1.9 million as of June 29, 2005 and $0.8 million as of April 5, 2006. The notes receivable have due dates between 2006 and 2008.

        The gross carrying amount and accumulated amortization of each major intangible asset class was as follows (in thousands):

	Franchise fees		Trademarks		Liquor licenses		Total
	Gross		Gross		Gross		Gross
	carrying	Accumulated	carrying	Accumulated	carrying	Accumulated	carrying	Accumulated
	amount	amortization	amount	amortization	amount	amortization	amount	amortization
BALANCE, June 29, 2005	$69	$(65)	$34	$(34)	$345	$(25)	$448	$(124)
FY 2006 Activity:
Amortization	—	(4)	—	—	—	—	—	(4)

BALANCE, April 5, 2006	$69	$(69)	$34	$(34)	$345	$(25)	$448	$(128)

6. Accrued Liabilities

        Accrued liabilities consisted of the following (in thousands):

	June 29,	April 5,
	2005	2006
Accrued compensation	$17,417	$17,142
Accrued workers' compensation	17,388	16,194
Accrued interest	13,100	4,858
Accrued insurance	6,427	7,505
Accrued sales, use and property taxes	6,105	8,147
Unearned revenue	4,053	4,455
Closed restaurant reserve	1,499	3,000
Accrued other	4,230	5,000

	$70,219	$66,301

        Activity recorded in the closed restaurant reserve related to store closings identified and recognized prior to December 31, 2002 has been recorded in accordance with Emerging Issues Task Force (EITF) 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” and EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Closed restaurant costs incurred subsequent to December 31, 2002 have been reserved in accordance with SFAS No. 146 (SFAS 146), “Accounting for Costs Associated with Exit or Disposal Activities.”

        The store closing costs are principally comprised of lease termination costs and obligations, net of sublease and other cash receipts. Employee termination costs are recognized in the period that the closure is communicated.

        The following table summarizes closed restaurant reserve activity by type of cost (in thousands):

	June 29,	April 5,
	2005	2006
BALANCE, beginning of period	$1,442	$1,499
Additions:
Lease obligations charged to earnings	1,177	4,332
Employee termination costs charged to earnings	115	418
Reductions:
Cash payments:
Lease termination costs and obligations	1,120	2,831
Employee severance costs	115	418

BALANCE, end of period	$1,499	$3,000

        In addition to lease obligation and employee termination costs the Company incurred closed restaurant costs of $0.8 million for the 40 weeks ended April 5, 2006 related to incremental cash and non-cash charges that were directly expensed.

        The following table summarizes planned and actual store closing activity:

	June 29,	April 5,
	2005	2006
Number of stores:
Expected to close as of the beginning of the period	7	4
Closed during the period	11	18
Identified for closure during the period	8	17

Expected to close as of the end of the period	4	3

Number of employees:
Expected to be terminated as of the beginning of the period	245	140
Terminated during the period	385	630
Identified for termination during the period	280	595

Expected to be terminated as of the end of the period	140	105

        The remaining closed restaurant reserves are expected to be paid, or incurred, by year as follows (in thousands):

2006	$1,478
2007	638
2008	431
2009	296
2010	142
Thereafter	15

$3,000

        The Company closed 16 under performing restaurants in the third quarter of fiscal 2006. We incurred cash charges related to these store closures in the third quarter of fiscal 2006 of approximately $3.8 million. These charges included approximately $3.2 million related to lease termination costs and obligations, $0.4 million related to employee termination costs and $0.2 million related to other associated costs. Non-cash charges related to these closures in the third quarter of fiscal 2006 were approximately $0.1 million. These charges were expensed as incurred pursuant to SFAS 146 and are recorded in “closed restaurant costs” in the condensed consolidated statements of operations.

        The Company closed 18 under performing restaurants in the first forty weeks of fiscal 2006. We incurred cash charges related to these store closures in the first forty weeks of fiscal 2006 of approximately $3.9 million. These charges included approximately $3.2 million related to lease termination costs and obligations, $0.4 million related to employee termination costs and $0.3 million related to other associated costs. Non-cash charges related to these closures for the first forty weeks of fiscal 2006 were approximately $0.2 million. These charges were expensed as incurred pursuant to SFAS 146 and are recorded in “closed restaurant costs” in the condensed consolidated statements of operations.

7. Long-Term Debt

        As of April 5, 2006, long-term debt outstanding was as follows (in thousands):

Buffets, Inc.
Credit Facility:
Revolving credit facility	$—
Term loan, interest at LIBOR plus 3.50%, due quarterly through
June 28, 2009 (interest rate at 8.19% as of April 5, 2006)	182,053

Total Credit Facility	182,053
Senior subordinated notes, interest at 11.25%, due July 15, 2010,
net of discount of $4,378	180,287

Total long-term debt at Buffets, Inc.	362,340

Buffets Holdings, Inc.
Senior discount notes, interest at 13.875%, due December 15, 2010,
net of discount of $34,905	97,095

Grand total long-term debt	459,435
Less - Current maturities	1,862

$457,573

Credit Facility

        Effective as of July 28, 2005, Buffets Holdings, Inc. entered into Amendment No. 1, dated as of April 6, 2005 (the “Amendment”), to Buffets, Inc.‘s Amended and Restated Credit Agreement, dated as of February 20, 2004 (the “Credit Facility”). The Amendment relaxed the interest coverage and maximum leverage ratios of the Credit Facility with which Buffets, Inc. is required to comply.

        The Credit Facility provides for total borrowings of up to $310.0 million, including (i) a $230.0 million term loan, (ii) a $30.0 million revolving credit facility, (iii) a $20.0 million letter of credit facility, and (iv) a $30.0 million synthetic letter of credit facility. The terms of the Credit Facility permit Buffets, Inc. to borrow, subject to availability and certain conditions, incremental term loans or to issue additional notes in an aggregate amount up to $25.0 million. The borrowings under the term loan facility bear interest, at Buffets, Inc.‘s option, at either adjusted LIBOR plus 3.50% or at an alternate base rate plus 2.50%, subject to a leverage-based pricing grid. The term loan and the synthetic letter of credit facility mature on June 28, 2009, while the revolving facility and the letter of credit facilities mature on June 28, 2007. The borrowings due under the term loan are payable in equal quarterly installments in an annual amount equal to 1% of the term loan during each of the first four and a half years of the loan, with the remaining balance payable due in equal quarterly installments during the last year of the loan. The Credit Facility is fully and unconditionally guaranteed by Buffets Holdings, which has no independent assets or operations, and is secured by substantially all of the Company’s assets. Borrowing availability under the Credit Facility depends upon our continued compliance with certain covenants and financial ratios including leverage, interest coverage and fixed charge coverage as specifically defined in the Credit Facility and its amendments. Buffets, Inc. was in compliance with all financial ratio covenants of the Credit Facility as of April 5, 2006. The financial ratio covenant requirements increase over time, however, as set forth in the Amendment.

        As of April 5, 2006, Buffets, Inc. had $38.7 million in outstanding letters of credit, which expire through November 15, 2007. As of April 5, 2006, total borrowing availability was $41.3 million, which is comprised of a revolving credit facility of $30.0 million and letter of credit facilities of $11.3 million.

        Buffets, Inc. has the option of tying its borrowings to LIBOR or a base rate when calculating the interest rate for the term loan. The base rate is the greater of Credit Suisse First Boston’s prime rate, or the federal funds effective rate plus ½%

11¼% Senior Subordinated Notes

        On June 28, 2002, Buffets, Inc. issued 11¼% senior subordinated notes in the principal amount of $230 million due July 15, 2010. These notes were issued at a 96.181% discount, resulting in an effective yield of 12% to the initial principal amount. Interest is payable semi-annually on January 15 and July 15 of each year through July 15, 2010. Accretion of the original issue discount was approximately $0.2 million for the sixteen weeks ended April 6, 2005 and April 5, 2006, respectively, and $0.6 million for the forty weeks ended April 6, 2005 and April 5, 2006, respectively, and is included in interest expense in the accompanying condensed consolidated statements of operations. Except in the event of an initial public offering, Buffets, Inc. is not entitled to redeem the notes at its option prior to July 15, 2006. The redemption price during the first twelve-month period following July 15, 2006 is 105.625%. The redemption price declines by 187½ basis points per year until July 15, 2009, at which point there is no redemption price premium. In the event of an initial public offering prior to July 15, 2006, Buffets, Inc. may redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 111.25%. Furthermore, in the event of a change in control, as defined in the indenture governing those notes, the holders of the notes may require the Company to repurchase the notes at a purchase price of 101% of the outstanding principal amount plus accrued and unpaid interest.

13 7/8% Senior Discount Notes

        On May 18, 2004, Buffets Holdings issued $132 million aggregate principal amount at maturity of 13 7/8% senior discount notes due December 15, 2010. These notes were issued at a discount to their aggregate principal amount at maturity. Prior to July 31, 2008, interest will accrue on the 13 7/8% senior discount notes in the form of an increase in the accreted value of the notes. The accreted value of each note will increase until July 31, 2008 at a rate of 13.875% per annum. After this date, cash interest on the notes will accrue and be payable on January 31 and July 31 of each year at a rate of 13.875% per annum. Accretion of the discount was approximately $3.4 million and $3.9 million for the sixteen weeks ended April 6, 2005 and April 5, 2006, respectively, and $8.6 million and $9.7 million for the forty weeks ended April 6, 2005 and April 5, 2006, respectively. Accretion of the discount is included in interest expense in the accompanying condensed consolidated statements of operations. If the Company fails to meet certain leverage ratio tests on or about July 31, 2006 or July 31, 2008, additional interest will accrue on the notes from that date at a rate of 1% per annum, up to a maximum of 2% per annum.

8. Significant Events

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

        Concurrently with its formation, Buffets Restaurants Holdings entered into separate negotiated option agreements with two of the largest groups of holders of Buffets Holdings senior discount notes. Together, these two groups of holders own an aggregate principal amount at maturity of the Buffets Holdings senior discount notes representing in excess of 80% of the outstanding Buffets Holdings senior discount notes. In exchange for 13.875% senior discount notes due 2010 of Buffet Restaurants Holdings with an initial accreted value equal to 10% of the accreted value of the Buffets Holdings senior discount notes subject to the options, the options permit Buffets Restaurants Holdings to purchase the Buffets Holdings senior discount notes for a period of one year. The cash exercise price for each option is the difference between (i) the sum of the accreted value of the Buffets Holdings senior discount notes subject to the option and one-half of the make-whole premium for such notes (calculated based on a treasury rate plus 50 basis points and the first redemption price for the Buffets Holdings senior discount notes) and (ii) the initial accreted value of the Buffets Restaurants Holdings senior discount notes issued as consideration for the option. Each option is immediately exercisable and expires on December 29, 2006.

Strategic Alternatives

        On January 13, 2006, Buffets Holdings issued a press release announcing that it planned to engage financial advisors to assist in exploring various strategic alternatives to maximize shareholder value. Credit Suisse Securities (USA) LLC and Piper Jaffray & Co. were subsequently engaged as the Company’s advisors to assist in this effort.

Store Closures

        In February 2006, the Company closed fourteen under performing restaurants. The Company incurred cash charges related to these store closures in the third quarter of fiscal 2006 of approximately $3.8 million. These charges included approximately $3.2 million related to lease termination costs and obligations, $0.4 million related to employee termination costs and $0.2 related to other associated costs. Non-cash charges related to these closures were approximately $0.1 million. These charges were expensed as incurred pursuant SFAS 146 and are recorded in “closed restaurant costs” in the condensed consolidated statements of operations.

Appointment of Chief Executive Officer

        Effective as of November 7, 2005, R. Michael Andrews, Jr. was appointed Chief Executive Officer of Buffets Holdings and the Company and each of its direct and indirect subsidiaries, and was elected a Director of Buffets Holdings and the Company. Roe H. Hatlen resigned as Chief Executive Officer of Buffets Holdings and the Company and each of its direct and indirect subsidiaries, effective as of November 7, 2005. It is presently anticipated that Mr. Hatlen will continue to serve as a director of Buffets Holdings and the Company.

Appointment of Chief Financial Officer

        On January 24, 2006, the Boards of Directors of Buffets, Inc. and Buffets Holdings, Inc. appointed A. Keith Wall as Chief Financial Officer of the Company and each of its direct and indirect subsidiaries, effective January 31, 2006.

Shareholders’ Rights Repurchase

        During the third quarter of fiscal 2006, the Company repurchased shares of common stock held by former management shareholders who separated from the Company. Pursuant to section 4.8(b) of the Company’s Stockholders’ Agreement, if a definitive agreement respecting a sale of the Company is executed within six months following the separation of management shareholders and the purchase price is higher than that determined for the shares, the management shareholders are to receive an additional payment from the Company equal to the difference (such rights referred to herein as “clawback rights”). The former management shareholders’ waived these “clawback rights” for the related shares repurchased in the third quarter of fiscal 2006 in return for a higher price per repurchased share. In conjunction with the share repurchase, the Company paid approximately $0.8 million to these former shareholders as consideration paid for waiving their “clawback rights.” The total payment of $0.8 million was expensed to the condensed consolidated statement of operations.

9. Related-Party Transactions

        Roe H. Hatlen, a founder of our Company and a current member on the Boards of Directors, entered into an advisory agreement with Buffets Holdings on September 28, 2000 (the “Advisory Agreement”), that was scheduled to expire in December 2005. On December 13, 2005, the Company entered into Amendment no. 1 (the “Advisory Agreement Amendment”) to the Advisory Agreement. The Advisory Agreement Amendment extends the term of the Advisory Agreement through June 30, 2006. Pursuant to the Advisory Agreement Amendment, Mr. Hatlen is to be compensated for services provided in connection with the Advisory Agreement at an annualized rate of $200,000 per year and is eligible to receive an incentive compensation payment at the end of our fiscal year 2006. The amount of the incentive compensation payment is dependent upon our financial performance. All costs are recognized as incurred in general and administrative expenses in the condensed consolidated statements of operations.

10. Litigation

        On November 12, 2004, two former restaurant managers of the Company's wholly-owned subsidiary, HomeTown Buffet, Inc. (“HomeTown Buffet”), individually and on behalf of all others similarly situated, filed a class action lawsuit against HomeTown Buffet in California Superior Court in San Francisco County. The lawsuit alleges that the defendants violated California wage and hour laws by failing to pay all of its California managers and assistant managers overtime, and for making deductions from bonus compensation based on the company’s workers’ compensation costs. In March 2006, the plaintiffs amended the complaint in the lawsuit to add OCB Restaurant Company, LLC as a defendant, and to limit the claims to those managers below the level of restaurant general manager. In April 2006, the defendants removed the lawsuit to the United States District Court for the Northern District of California. The plaintiffs seek compensatory damages, penalties, restitution of unpaid overtime and deductions, pre-judgment interest, costs of suit and reasonable attorneys’ fees. The complaint does not make a specific monetary demand. This action is in a preliminary stage, and the Company is currently not able to predict the outcome of this action or reasonably estimate a range of possible loss. The Company is vigorously defending this action.

        The Company is also involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or the results of operations.

11. Condensed Consolidating Financial Statements

        The following unaudited condensed consolidating financial statements are presented pursuant to Rule 3-10 of Regulation S-X. Buffets, Inc. is an issuer (the “Subsidiary Issuer”) of 11¼% senior subordinated notes that are fully and unconditionally guaranteed by its parent, Buffets Holdings (the “Parent”), as well as each of its subsidiaries including HomeTown Buffets, Inc., OCB Restaurant Co., OCB Purchasing Co., Restaurant Innovations, Inc., Distinctive Dining, Inc., Tahoe Joe’s, Inc., Buffets Leasing Company, LLC, HomeTown Leasing Company, LLC, OCB Leasing Company, LLC, and Tahoe Joe’s Leasing Company, LLC (collectively, the “Subsidiary Guarantors”). All guarantees are joint and several and the subsidiary issuer and the subsidiary guarantors are 100% owned by the parent company.

        There are certain restrictions on the ability of the Company to obtain funds from its subsidiaries. Pursuant to the terms of the Company’s debt agreements, the Company and its subsidiaries have restrictions on their ability to make certain payments. The types of payments that are restricted include dividends or other equity distributions to equity holders, payments to repurchase the Company’s capital stock, repayment of subordinated debt prior to scheduled repayment or maturity and certain investments (collectively referred to as “Restricted Payments”). The restrictions do not allow the Company and its subsidiaries, directly or indirectly, to make a Restricted Payment if at the time the Company or a subsidiary makes such Restricted Payment: (1) a default has occurred and is continuing, (2) certain debt covenant ratios of the Company exceed a specified threshold or Buffets, Inc. is restricted from incurring additional indebtedness, or (3) the aggregate amount of such Restricted Payment and all other Restricted Payments exceeds certain thresholds.

Condensed Consolidating Balance Sheet
As of June 29, 2005

		Subsidiary	Subsidiary
	Parent	Issuer	Guarantors	Eliminations	Consolidated
	(Unaudited)
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$49	$14,154	$6,459	$--	$20,662
Receivables	--	591	288,145	(282,104)	6,632
Inventories	--	827	18,130	--	18,957
Prepaid expenses and other current assets	4	5,985	329	--	6,318
Deferred income taxes	187	10,860	1,486	--	12,533

Total current assets	240	32,417	314,549	(282,104)	65,102
PROPERTY AND EQUIPMENT, net	--	6,453	140,200	--	146,653
GOODWILL, net	--	18,730	293,433	--	312,163
DEFERRED INCOME TAXES	2,792	5,403	--	--	8,195
OTHER ASSETS, net	2,556	142,419	5,237	(137,302)	12,910

Total assets	$5,588	$205,422	$753,419	$(419,406)	$545,023

LIABILITIES AND SHAREHOLDERS'
EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	--	327,351	2,859	(285,327)	44,883
Accrued liabilities	--	45,634	24,585	--	70,219
Income taxes payable	(1,877)	8,867	--	--	6,990
Current maturities of long-term debt	--	121	1,895	--	2,016

Total current liabilities	(1,877)	381,973	29,339	(285,327)	124,108
LONG-TERM DEBT, net of current maturities	87,439	22,604	354,135	--	464,178
DEFERRED LEASE OBLIGATIONS	--	1,671	26,704	--	28,375
OTHER LONG-TERM LIABILITIES	--	3,227	3,504	--	6,731

Total liabilities	85,562	409,475	413,682	(285,327)	623,392

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY (DEFICIT)
Common stock	32	--	--	--	32
Additional paid in capital	14	82,311	199,244	(281,555)	14
Retained earnings (accumulated deficit)	(80,020)	(286,364)	140,493	147,476	(78,415)

Total shareholders' equity (deficit)	(79,974)	(204,053)	339,737	(134,079)	(78,369)

Total liabilities and shareholders'
equity (deficit)	$5,588	$205,422	$753,419	$(419,406)	$545,023

Condensed Consolidating Balance Sheet
As of April 5, 2006

		Subsidiary	Subsidiary
	Parent	Issuer	Guarantors	Eliminations	Consolidated
	(Unaudited)
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$37	$1,470	$3,897	$--	$5,404
Receivables	8	339	276,137	(271,428)	5,056
Inventories	--	829	17,600	--	18,429
Prepaid expenses and other current assets	4	3,647	4,231	--	7,882
Deferred income taxes	187	10,860	1,486	--	12,533

Total current assets	236	17,145	303,351	(271,428)	49,304
PROPERTY AND EQUIPMENT, net	--	5,862	138,856	--	144,718
GOODWILL, net	--	18,730	293,433	--	312,163
DEFERRED INCOME TAXES	2,792	5,403	--	--	8,195
OTHER ASSETS, net	2,286	140,412	5,217	(137,302)	10,613

Total assets	$5,314	$187,552	$740,857	$(408,730)	$524,993

LIABILITIES AND SHAREHOLDERS'
EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	--	315,937	3,063	(275,156)	43,844
Accrued liabilities	--	38,754	27,547	--	66,301
Income taxes payable	(7,233)	8,473	--	--	1,240
Current maturities of long-term debt	--	112	1,750	--	1,862

Total current liabilities	(7,233)	363,276	32,360	(275,156)	113,247
LONG-TERM DEBT, net of current maturities	97,095	21,629	338,849	--	457,573
DEFERRED LEASE OBLIGATIONS	--	1,822	26,390	--	28,212
OTHER LONG-TERM LIABILITIES	--	3,073	3,351	--	6,424

Total liabilities	89,862	389,800	400,950	(275,156)	605,456

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY (DEFICIT)
Common stock	31	--	--	--	31
Additional paid in capital	5	82,311	199,244	(281,555)	5
Retained earnings (accumulated deficit)	(84,584)	(284,559)	140,663	147,981	(80,499)

Total shareholders' equity (deficit)	(84,548)	(202,248)	339,907	(133,574)	(80,463)

Total liabilities and shareholders'
equity (deficit)	$5,314	$187,552	$740,857	$(408,730)	$524,993

Condensed Consolidating Statement of Operations
For the Sixteen Weeks Ended April 6, 2005

		Subsidiary	Subsidiary
	Parent	Issuer	Guarantors	Eliminations	Consolidated
	(Unaudited)
	(In thousands)
RESTAURANT SALES	$--	$11,959	$265,608	$--	$277,567
RESTAURANT COSTS:
Food	--	4,335	87,957	--	92,292
Labor	--	3,803	81,039	--	84,842
Direct and occupancy	--	3,177	63,666	--	66,843

Total restaurant costs	--	11,315	232,662	--	243,977
ADVERTISING EXPENSES	--	301	6,618	--	6,919
GENERAL AND ADMINISTRATIVE
EXPENSES	1	519	11,621	--	12,141
CLOSED RESTAURANT COSTS	--	--	460	--	460

OPERATING INCOME (LOSS)	(1)	(176)	14,247	--	14,070
INTEREST EXPENSE	3,518	693	10,857	--	15,068
INTEREST INCOME	--	(137)	--	--	(137)
LOSS RELATED TO REFINANCING	24	--	--	--	24
OTHER INCOME	--	(297)	--	--	(297)

INCOME (LOSS) BEFORE INCOME
TAXES	(3,543)	(435)	3,390	--	(588)
INCOME TAX EXPENSE (BENEFIT)	(1,171)	(148)	1,063	--	(256)

Net income (loss)	$(2,372)	$(287)	$2,327	$--	$(332)

Condensed Consolidating Statement of Operations
For the Forty Weeks Ended April 6, 2005

		Subsidiary	Subsidiary
	Parent	Issuer	Guarantors	Eliminations	Consolidated
	(Unaudited)
	(In thousands)
RESTAURANT SALES	$--	$30,498	$669,452	$--	$699,950
RESTAURANT COSTS:
Food	--	10,917	219,615	--	230,532
Labor	--	9,475	202,077	--	211,552
Direct and occupancy	--	5,703	161,559	--	167,262

Total restaurant costs	--	26,095	583,251	--	609,346
ADVERTISING EXPENSES	--	777	17,058	--	17,835
GENERAL AND ADMINISTRATIVE
EXPENSES	4	1,434	31,482	--	32,920
CLOSED RESTAURANT COSTS	--	--	2,304	--	2,304

OPERATING INCOME (LOSS)	(4)	2,192	35,357	--	37,545
INTEREST EXPENSE	8,810	1,691	26,498	--	36,999
INTEREST INCOME	--	(383)	--	--	(383)
LOSS RELATED TO REFINANCING	859	--	--	--	859
LOSS RELATED TO EARLY
EXTINGUISHMENT OF DEBT	--	1,923	--	--	1,923
OTHER INCOME	--	(717)	--	--	(717)

INCOME (LOSS) BEFORE INCOME
TAXES	(9,673)	(322)	8,859	--	(1,136)
INCOME TAX EXPENSE (BENEFIT)	(3,386)	(108)	2,983	--	(511)

Net income (loss)	$(6,287)	$(214)	$5,876	$--	$(625)

Condensed Consolidating Statement of Operations
For the Sixteen Weeks Ended April 5, 2006

		Subsidiary	Subsidiary
	Parent	Issuer	Guarantors	Eliminations	Consolidated
	(Unaudited)
	(In thousands)
RESTAURANT SALES	$--	$13,359	$279,225	$--	$292,584
RESTAURANT COSTS:
Food	--	4,769	96,187	--	100,956
Labor	--	4,000	81,317	--	85,317
Direct and occupancy	--	2,016	67,504	--	69,520

Total restaurant costs	--	10,785	245,008	--	255,793
ADVERTISING EXPENSES	--	349	6,989	--	7,338
GENERAL AND ADMINISTRATIVE
EXPENSES	2	582	12,510	--	13,094
SHAREHOLDERS' RIGHTS
REPURCHASE	757	--	--	--	757
CLOSED RESTAURANT COSTS	--	--	4,413	--	4,413

OPERATING INCOME (LOSS)	(759)	1,643	10,305	--	11,189
INTEREST EXPENSE	3,971	741	11,607	--	16,319
INTEREST INCOME	--	(135)	--	--	(135)
LOSS RELATED TO REFINANCING	--	--	--	--	--
OTHER INCOME	--	(293)	--	--	(293)

INCOME (LOSS) BEFORE INCOME
TAXES	(4,730)	1,330	(1,302)	--	(4,702)
INCOME TAX EXPENSE (BENEFIT)	(3,303)	466	(576)	--	(3,413)

Net income (loss)	$(1,427)	$864	$(726)	$--	$(1,289)

Condensed Consolidating Statement of Operations
For the Forty Weeks Ended April 5, 2006

		Subsidiary	Subsidiary
	Parent	Issuer	Guarantors	Eliminations	Consolidated
	(Unaudited)
	(In thousands)
RESTAURANT SALES	$--	$33,985	$703,611	$--	$737,596
RESTAURANT COSTS:
Food	--	12,106	237,826	--	249,932
Labor	--	10,099	202,906	--	213,005
Direct and occupancy	--	4,887	170,549	--	175,436

Total restaurant costs	--	27,092	611,281	--	638,373
ADVERTISING EXPENSES	--	1,117	23,121	--	24,238
GENERAL AND ADMINISTRATIVE
EXPENSES	5	1,529	31,662	--	33,196
SHAREHOLDERS' RIGHTS
REPURCHASE	757	--	--	--	757
CLOSED RESTAURANT COSTS	--	--	5,511	--	5,511
IMPAIRMENT OF ASSETS	--	--	1,350	--	1,350

OPERATING INCOME (LOSS)	(762)	4,247	30,686	--	34,171
INTEREST EXPENSE	9,928	1,810	28,362	--	40,100
INTEREST INCOME	--	(338)	--	--	(338)
LOSS RELATED TO REFINANCING	--	647	--	--	647
OTHER INCOME	--	(777)	--	--	(777)

INCOME (LOSS) BEFORE INCOME
TAXES	(10,690)	2,905	2,324	--	(5,461)
INCOME TAX EXPENSE (BENEFIT)	(5,356)	1,099	880	--	(3,377)

Net income (loss)	$(5,334)	$1,806	$1,444	$--	$(2,084)

Condensed Consolidating Statement of Cash Flows
For the Forty Weeks Ended April 6, 2005

		Subsidiary	Subsidiary
	Parent	Issuer	Guarantors	Eliminations	Consolidated
	(Unaudited)
	(In thousands)
OPERATING ACTIVITIES:
Net income (loss)	$(6,287)	$(214)	$5,876	$--	$(625)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation and amortization	--	2,559	22,383	--	24,942
Amortization of debt issuance costs	242	50	779	--	1,071
Accretion of original issue discount	8,568	36	559	--	9,163
Loss related to early extinguishment of debt	--	1,923	--	--	1,923
Deferred income taxes	(1,024)	62	975	--	13
Loss on disposal of assets	--	--	1,763	--	1,763
Changes in assets and liabilities:
Receivables	--	29,468	(29,553)	(485)	(570)
Inventories	--	(49)	(554)	--	(603)
Prepaid expenses and other assets	(5)	(1,290)	(3,580)	--	(4,875)
Accounts payable	(177)	409	152	--	384
Accrued and other liabilities	--	(5,102)	2,337	--	(2,765)
Income taxes payable/refundable	(2,362)	2,365	(1,619)	--	(1,616)

Net cash provided by (used in) operating
activities	(1,045)	30,217	(482)	(485)	28,205

INVESTING ACTIVITIES:
Purchase of property and equipment	--	(1,064)	(19,668)	--	(20,732)
Corporate cash advances (payments)	--	(38,378)	37,893	485	--
Proceeds from sale (purchase) of other assets	33	--	(122)	--	(89)

Net cash provided by (used in) investing
activities	33	(39,442)	18,103	485	(20,821)

FINANCING ACTIVITIES:
Repayment of debt	--	(1,307)	(20,474)	--	(21,781)
Repurchase of common stock	(284)	--	--	--	(284)
Proceeds from issuance of common stock	15	--	--	--	15
Reduction of restricted cash available for early
extinguishment of debt	--	974	15,254	--	16,228
Use of restricted cash for early extinguishment
of debt	--	(944)	(14,792)	--	(15,736)
Dividends	1,290	(1,290)	--	--	--
Debt issuance costs	(56)	--	--	--	(56)

Net cash provided by (used in) financing
activities	965	(2,567)	(20,012)	--	(21,614)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(47)	(11,792)	(2,391)	--	(14,230)
CASH AND CASH EQUIVALENTS, beginning of
period	96	19,771	6,205	--	26,072

CASH AND CASH EQUIVALENTS, end of period	$49	$7,979	$3,814	$--	$11,842

Condensed Consolidating Statement of Cash Flows
For the Forty Weeks Ended April 5, 2006

		Subsidiary	Subsidiary
	Parent	Issuer	Guarantors	Eliminations	Consolidated
	(Unaudited)
	(In thousands)
OPERATING ACTIVITIES:
Net income (loss)	$(5,334)	$1,806	$1,444	$--	$(2,084)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation and amortization	--	2,214	22,007	--	24,221
Amortization of debt issuance costs	272	54	852	--	1,178
Accretion of original issue discount	9,656	36	565	--	10,257
Loss on disposal of assets	--	--	1,011	--	1,011
Impairment of assets	--	--	1,350	--	1,350
Changes in assets and liabilities:
Receivables	(8)	40,879	(38,790)	(505)	1,576
Inventories	--	(2)	(166)	--	(168)
Prepaid expenses and other assets	--	2,338	(3,902)	--	(1,564)
Accounts payable	--	(1,243)	204	--	(1,039)
Accrued and other liabilities	--	(6,883)	2,495	--	(4,388)
Income taxes payable/refundable	(5,356)	(394)	--	--	(5,750)

Net cash provided by (used in) operating
activities	(770)	38,805	(12,930)	(505)	24,600

INVESTING ACTIVITIES:
Purchase of property and equipment	--	(1,514)	(21,927)	--	(23,441)
Corporate cash advances (payments)	--	(48,184)	47,679	505	--
Proceeds from sale (purchase) of other assets	(2)	--	611	--	609

Net cash provided by (used in) investing
activities	(2)	(49,698)	26,363	505	(22,832)

FINANCING ACTIVITIES:
Repayment of debt	--	(1,021)	(15,995)	--	(17,016)
Repurchase of common stock	(10)	--	--	--	(10)
Dividends	770	(770)	--	--	--

Net cash provided by (used in) financing
activities	760	(1,791)	(15,995)	--	(17,026)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(12)	(12,684)	(2,562)	--	(15,258)
CASH AND CASH EQUIVALENTS, beginning of
period	49	14,154	6,459	--	20,662

CASH AND CASH EQUIVALENTS, end of period	$37	$1,470	$3,897	$--	$5,404

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

Overview

        We are the largest operator of company-owned stores in the buffet/grill sector (through Buffets and its subsidiaries), as measured in both sales and number of restaurants. Our restaurants are principally operated under the names Old Country Buffet(R) and HomeTown Buffet(R). As of April 5, 2006, we had 338 company-owned restaurants and 18 franchised locations in 35 states.

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

        Our financial results are significantly impacted by changes in sales at our company-owned restaurants. Changes in sales are largely driven by changes in average weekly guest counts and average guest check. Average weekly guest counts are affected by changes in consumer confidence, competition, economic conditions and unusual weather patterns. We monitor average weekly guest counts very closely, as they directly impact our revenues and profits, and focus substantial efforts on growing these numbers on a same-store basis. Same-store average weekly sales and guest counts are affected by several factors including, our ability to consistently deliver a high-quality, value-priced selection of home-style cooked meals in a clean and pleasant self-service buffet format and the success of our marketing promotions and other business strategies.

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

        Since we acquired Buffets in a buyout from its public shareholders in October 2000, we have focused on improving asset management and optimizing our capital structure. As a result, we have had net closures of 66 restaurants in less attractive locations either through early termination, or non-renewal at lease end, since October 2000.

        Our fiscal year comprises 52 or 53 weeks divided into four fiscal quarters of 12, 12, 16 and 12 or 13 weeks.

        The following is a description of the line items from our condensed consolidated statements of operations:

•	We recognize as restaurant sales the proceeds from the sale of food and beverages at our company owned restaurants at the time of such sale. We recognize the proceeds from the sale of gift certificates/cards when the gift certificates/cards are redeemed at our restaurants. Until redemption, the unearned revenue from the sale of gift certificates/cards is included in accrued liabilities on our consolidated balance sheets. Our franchise income includes royalty fees and initial franchise fees received from our franchisees and is recognized in other income. Royalty fees are based on gross sales and are recognized in income as sales are generated.

•	Restaurant costs reflect only direct restaurant operating costs, including food, labor and direct and occupancy costs. Labor costs include compensation and benefits for both hourly and restaurant management employees. Direct and occupancy costs consist primarily of costs of supplies, maintenance, utilities, rent, real estate taxes, insurance, depreciation and amortization.

•	Advertising expenses reflect all advertising and promotional costs.

•	General and administrative expenses reflect all costs, other than advertising expenses, not directly related to the operation of restaurants. These expenses consist primarily of corporate administrative compensation and overhead, district and regional management compensation and related management expenses and the costs of recruiting, training and supervising restaurant management personnel.

•	Shareholders' rights repurchase reflects the costs associated with the repurchase of certain rights associated with shares of common stock previously held by former management shareholders who separated from the company.

•	Closed restaurant costs represents costs associated with store closure of under performing restaurants, including, but not limited to lease termination costs and obligations and employee termination costs.

•	Impairment of assets reflects fair market adjustments to the carrying value of long-lived assets, primarily comprised of leasehold improvements and equipment.

•	Interest expense reflects interest costs associated with our debt, amortization of debt issuance cost and accretion of original issuance discount on our subordinated notes and bonds.

•	Interest income reflects interest earned on our short-term investments.

•	Effective as of July 28, 2005, we entered into Amendment No. 1, dated as of April 6, 2005, to Buffets' Amended and Restated Credit Agreement, dated as of February 20, 2004. Loss related to refinancing in fiscal 2006 is comprised of transaction fees incurred in conjunction with this amendment. Loss related to refinancing in fiscal 2005 reflects costs associated with an initial public offering of Income Deposit Securities that was withdrawn due to unfavorable market conditions.

•	Loss related to the early extinguishment of debt reflects the costs associated with redeeming a portion of Buffets' 11 1/4% senior subordinated notes prior to their maturity during fiscal year 2005.

•	Other income primarily reflects franchise fees earned.

•	Income tax expense reflects the current and deferred tax provision (benefit) determined in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes."

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

        During the first forty weeks of fiscal 2006, we recognized a loss of approximately $1.4 million related to the impairment of long-lived assets for 16 restaurants. There were no impairment charges recognized during the third quarter of fiscal 2006 or the first forty weeks of fiscal 2005.

Goodwill

        We test the recoverability of goodwill annually or whenever events or circumstances indicate that the carrying amount may not be recoverable. Goodwill is deemed to be impaired if the fair value of a reporting unit is less than its carrying value. If goodwill is determined to be impaired, the loss is measured as the amount by which the carrying amount of a reporting unit’s goodwill exceeds its implied fair value. The fair value of a reporting unit is an estimate based on assumptions regarding its future cash flows. In the event that these assumptions change in the future, we may be required to record impairment charges related to our goodwill. There were no impairment charges during the first forty weeks of fiscal 2006 or fiscal 2005.

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

Closed Restaurant Reserve

        We maintain a closed restaurant reserve for restaurants that are no longer being utilized in current operations. The closed restaurant costs are principally comprised of our estimates of lease termination costs and obligations, net of sublease and other cash receipts, and employee termination costs. Many factors including the local business environment, other available lease sites, the ability to secure subleases, the creditworthiness of subtenants, and our success at negotiating early termination agreements with lessors are considered in establishing the accruals. Adjustments to the reserve primarily relate to changes in subtenant income or actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which the changes become known. The store closing reserve was $1.5 million and $3.0 million as of June 29, 2005 and April 5, 2006, respectively.

        We closed sixteen under performing restaurants in the third quarter of fiscal 2006. We incurred cash charges related to these store closures in the third quarter of fiscal 2006 of approximately $3.8 million. These charges included approximately $3.2 million related to lease termination costs and obligations, $0.4 million related to employee termination costs and $0.2 million related to other associated costs. These charges were expensed as incurred pursuant to SFAS 146 and are recorded in “closed restaurant costs” in the condensed consolidated statements of operations.

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

Gift Cards

        Historically, Buffets has sold gift certificates to its guests. Beginning in November 2002, Buffets stopped selling paper gift certificates and began selling gift cards. Proceeds from the sale of gift cards are initially recorded as a liability when received. Revenues from the sale of gift cards at our restaurants are recognized upon redemption. In estimating the related gift card liability, we analyze historical trends to derive our estimates of future gift card redemption patterns. The assumptions and activity are closely monitored for changes in escheatment laws and redemption patterns. We adjust our gift card liability based on historical and expected non-redemption trends. These adjustments are classified within direct and occupancy costs in our condensed consolidated income statements. The gift card/certificate liability was $4.1 million and $4.5 million as of June 29, 2005 and April 5, 2006, respectively.

Results of Operations

        The following discussion reflects our historical results for the 16-week periods ended April 6, 2005 and April 5, 2006. Our future results may not be consistent with our historical results. The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report.

	Sixteen Weeks Ended
	April 6, 2005	April 5, 2006
Significant items that impacted results of operations:
Shareholders' rights repurchase (1)	$--	$757
Closed restaurant costs (2)	460	4,413

(1)	Shareholders' rights repurchase reflects the costs of the repurchase of certain rights associated with shares of common stock previously held by former management shareholders who separated from the Company.

(2)	Closed restaurant costs were $4.4 million during the third quarter of fiscal 2006 as compared to $0.5 million for the comparable prior year period. The increase was due in large part due to the closure of 16 under performing restaurants in the third quarter of fiscal 2006 compared with zero store closures in the comparable prior year period. The prior year costs represent charges related to stores that had previously closed. We incurred cash charges related to these store closures in the third quarter of fiscal 2006 of approximately $3.8 million. These charges included approximately $3.2 million related to lease termination costs and obligations, $0.4 million related to employee termination costs and $0.2 million related to other associated costs. Non-cash charges related to these closures were approximately $0.1 million.

        The following table sets forth our results of operations based on the percentage relationship of the items listed to our restaurant sales during the periods shown:

	Sixteen Weeks Ended
	April 6, 2005		April 5, 2006
	(dollars in thousands)
Restaurant sales	$277,567	100.0%	$292,584	100.0%
Restaurant costs	243,977	87.9	255,793	87.4
Advertising expenses	6,919	2.5	7,338	2.5
General and administrative expenses	12,141	4.4	13,094	4.5
Shareholders' rights repurchase	--	--	757	0.3
Closed restaurant costs	460	0.2	4,413	1.5

Operating income	14,070	5.1	11,189	3.8
Interest expense	15,068	5.4	16,319	5.6
Interest income	(137)	--	(135)	--
Loss related to refinancing	24	--	--	--
Other income	(297)	(0.1)	(293)	(0.1)

Loss before income taxes	(588)	(0.2)	(4,702)	(1.6)
Income tax benefit	(256)	(0.1)	(3,413)	(1.2)

Net loss	$(332)	(0.1)	$(1,289)	(0.4)

    Certain percentage amounts do not sum to total due to rounding.

        Restaurant Sales. Restaurant sales increased $15.0 million, or 5.4%, during the sixteen weeks ended April 5, 2006 over the comparable prior year period. Average weekly sales for the third quarter of fiscal 2006 increased 8.0% over the comparable prior year period to $53,139. This improvement was primarily due to an increased check average. Same-store sales for the sixteen weeks ended April 5, 2006 increased by 6.0% compared to the comparable prior year period. The increase was comprised of a 6.5% increase in average check, partially offset by a 0.5% decline in guest traffic. We currently expect same-store sales for the fourth quarter of fiscal 2006 (the 12-week period ending June 28, 2006) to range between a two and a four percent improvement versus the comparable period in fiscal 2005.

        Restaurant Costs. Restaurant costs for the third quarter of fiscal 2006 decreased by 0.5% as a percentage of sales compared with the comparable prior year period. Food costs increased 1.2% as a percentage of sales during the third quarter of fiscal 2006 as compared to the prior year period primarily due to our steak and shrimp promotions, which commenced early in fiscal 2006. Our steak offerings were introduced in the first quarter of fiscal 2006 and were expanded system-wide during the second quarter and further expanded in frequency to six-to-seven days per week during the third quarter. Labor costs decreased 1.4% as a percentage of sales in large part due to improved sales leverage, as well as a reduction in workers compensation costs as compared to the prior year period. Direct and occupancy costs decreased by 0.3% as a percentage of sales primarily due to improved sales leverage attributable to reasonably fixed costs on an improving sales base. We currently expect that restaurant costs will range between 84.5% and 86.5% as a percentage of sales during the fourth quarter of fiscal 2006.

        Advertising Expenses. Advertising costs were flat as a percentage of sales during the third quarter of fiscal 2006 versus the comparable quarter in the prior year as the increased promotional advertising in conjunction with the expansion of our system-wide steak promotion was offset in large part by improved sales leverage. There was an emphasis placed on media placements to capitalize on the traditional summer surge in consumer traffic. We expect that advertising costs will range between 2.9% and 3.3% as a percentage of sales during the fourth quarter of fiscal 2006.

        General and Administrative Expenses. General and administrative expenses increased 0.1% as a percentage of sales during the third quarter of fiscal 2006 as compared to the 16 weeks ended April 6, 2005. This increase was largely due to higher severance expense and professional fees, partially offset by reasonably fixed costs on an improving sales base. We currently expect that general and administrative expenses will range between 4.3% and 4.7% as a percentage of sales for the fourth quarter of fiscal 2006.

        Interest Expense. Interest expense increased 0.2% as a percentage of sales during the third quarter of fiscal 2006 versus the comparable prior year period primarily due to rising interest rates on our term loans and the impact of higher accretion of non-cash interest expense on our 13 7/8% senior discount notes. We currently expect that interest expense will range between 5.1% and 5.5% as a percentage of sales for the fourth quarter of fiscal 2006.

        Income Taxes. Income tax benefit increased 1.1% as a percentage of sales for the sixteen weeks ended April 5, 2006 compared to the sixteen weeks ended April 6, 2005 principally due to an increase in loss before income taxes as well as an increase in the effective tax rate. The increase in the effective tax rate was largely attributable to the non-deductibility of a portion of the interest on our 13 7/8% senior discount notes. The increase in accreted interest related to these notes caused the non-deductible portion of this interest to have a greater impact on the effective rate. In addition, the non-deductibility of the costs related to the repurchase of certain rights associated with management incentive shares previously held by former management shareholders who separated from the Company during the third quarter of fiscal 2006 increased tax expense for the third quarter by approximately $286,000.

For the 40 Weeks Ended April 6, 2005 Compared to the 40 Weeks Ended April 5, 2006. Our future results may not be consistent with our historical results. The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report.

	Forty Weeks Ended
	April 6,	April 5,
	2005	2006
Significant items that impacted results of operations:
Shareholders' rights repurchase (1)	$--	$757
Closed restaurant costs (2)	2,304	5,511
Impairment of assets (3)	--	1,350
Loss related to refinancing (4)	859	647
Loss related to early extinguishment of debt (5)	1,923	--

(1)	Shareholders' rights repurchase reflects the costs of the repurchase of certain rights associated with shares of common stock previously held by former management shareholders who separated from the Company.

(2)	Closed restaurant costs were $5.5 million during the first forty weeks of fiscal 2006 as compared to $2.3 million for the comparable prior year period. The increase was due in large part due to the closure of 18 under performing restaurants in the first forty weeks of fiscal 2006 compared with nine store closures in the comparable prior year period. We incurred cash charges related to these store closures of approximately $3.9 million. These charges included approximately $3.2 million related to lease termination costs and obligations, $0.4 million related to employee termination costs and $0.3 million related to other associated costs. Non-cash charges related to these closures were approximately $0.2 million.

(3)	We test property and equipment for impairment annually or whenever events or circumstances indicate that the carrying amount of a restaurant's assets may not be recoverable. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows, namely as individual restaurants. During the first forty weeks of fiscal 2006, the Company recognized a loss of approximately $1.4 million related to impairments of the carrying value of its long-lived assets for 16 under performing restaurants, as the carrying value of these long-lived assets exceeded their fair value. Fourteen of these restaurants were subsequently closed. There were no impairment charges recognized during the first forty weeks of fiscal 2005.

(4)	We incurred approximately $0.8 million in costs of an initial public offering of Income Deposit Securities that was withdrawn due to unfavorable market conditions during the second quarter of fiscal 2005. Effective as of July 28, 2005, we entered into amendment No. 1, dated as of April 6, 2005, to Buffets, Inc.'s Amended and Restated Credit Agreement, dated as of February 20, 2004. In conjunction with this amendment, we incurred $0.6 million in transaction fees in the first quarter of fiscal 2006.

(5)	During the first quarter of fiscal 2005, we paid approximately $15.7 million to redeem approximately $14.3 million of Buffets' 11 1/4% senior subordinated notes at an average price of 106.7%. The difference between the premium purchase price and the discounted carrying value of the senior subordinated notes, as well as the associated write-off of debt issuance costs, was recognized as a loss related to the early extinguishment of debt.

        The following table sets forth our results of operations based on the percentage relationship of the items listed to our restaurant sales during the periods shown:

	Forty Weeks Ended
	April 6, 2005		April 5, 2006
	(dollars in thousands)
Restaurant sales	$699,950	100.0%	$737,596	100.0%
Restaurant costs	609,346	87.1	638,373	86.5
Advertising expenses	17,835	2.5	24,238	3.3
General and administrative expenses	32,920	4.7	33,196	4.5
Shareholders' rights repurchase	--	--	757	0.1
Closed restaurant costs	2,304	0.3	5,511	0.7
Impairment of assets	--	--	1,350	0.2

Operating income	37,545	5.4	34,171	4.6
Interest expense	36,999	5.3	40,100	5.4
Interest income	(383)	(0.1)	(338)	--
Loss related to refinancing	859	0.1	647	0.1
Loss related to early extinguishment of debt	1,923	0.3	--	--
Other income	(717)	(0.1)	(777)	(0.1)

Loss before income taxes	(1,136)	(0.2)	(5,461)	(0.7)
Income tax benefit	(511)	(0.1)	(3,377)	(0.5)

Net loss	$(625)	(0.1)	$(2,084)	(0.3)

    Certain percentage amounts do not sum to total due to rounding.

        Restaurant Sales. Restaurant sales for the forty weeks ended April 5, 2006 increased $37.6 million, or 5.4%, compared with the forty weeks ended April 6, 2005. Average weekly sales for the first forty weeks of fiscal 2006 of $52,731 were 6.9% higher than the comparable prior year period’s average weekly sales of $49,313. Same-store sales for the first forty weeks of fiscal 2006 increased by 5.5% compared to the comparable prior year period, reflecting a 6.2% increase in average check, partially offset by a 0.7% decline in guest traffic.

        Restaurant Costs. Restaurant costs for the first forty weeks of fiscal 2006 decreased 0.6% as a percentage of sales compared with the comparable prior year period. Food costs increased 1.0% as a percentage of sales primarily due to our steak and shrimp promotions, which commenced early in fiscal 2006. Our steak offerings were introduced in the first quarter of fiscal 2006 and were expanded system-wide in the second quarter and further expanded in frequency to six-to-seven days per week during the third quarter. Labor costs were 1.3% lower as a percentage of sales in large part due to improved sales leverage, as well as a reduction in workers compensation costs as compared to the prior year period. Direct and occupancy costs decreased by 0.1% measured as a percentage of sales versus the comparable period in the prior year primarily due to improved sales leverage attributable to reasonably fixed costs on an improving sales base.

        Advertising Expenses. Advertising costs increased 0.8% as a percentage of sales during the first forty weeks of fiscal 2006 versus the comparable period in the prior year as we significantly increased promotional advertising in conjunction with the expansion of our system-wide steak promotion during the second quarter. This heightened marketing commitment, resulting in media coverage for the majority of the Company’s owned buffet units, served to announce the system-wide introduction of steak offerings. Television advertising was expanded into areas that had previously not received advertising. The scope of advertising was reduced in the third quarter to a level more consistent with prior years.

        General and Administrative Expenses. General and administrative expenses decreased 0.2% as a percentage of sales during the first forty weeks of fiscal 2006 as compared to the comparable period in the prior year. This decrease was largely due to reasonably fixed costs on an improving sales base.

        Interest Expense. Interest expense increased 0.1% as a percentage of sales during the first forty weeks of fiscal 2006 versus the comparable prior year period primarily due to rising interest rates on our term loans and the impact of higher accretion of non-cash interest expense on our 13 7/8% senior discount notes.

        Income Taxes. Income tax benefit increased 0.4% as a percentage of sales for the forty weeks ended April 5, 2006 compared to the forty weeks ended April 6, 2005 principally due to an increase in loss before income taxes as well as an increase in the effective tax rate. The increase in effective tax rate was largely attributable to the non-deductibility of a portion of the interest on our 13 7/8% senior discount notes. The increase in the accreted interest related to these notes caused the non-deductible portion of this interest to have a greater impact on the effective rate. In addition, the cumulative impacts of the conversion of one of our subsidiaries to a limited liability company (LLC) in the second quarter and the non-deductibility of the costs related to the repurchase of certain rights associated with shares of common stock previously held by former management shareholders who separated from the Company during the third quarter of fiscal 2006 increased tax expense. Effective September 22, 2005, OCB Restaurant Co. was converted to OCB Restaurant Company, LLC. In conjunction with this LLC conversion, we recognized a cumulative charge of $368,000 to restate the carrying value of our deferred tax assets, to reflect a lower expected future tax rate. In conjunction with the shareholder rights repurchases, we recognized an income tax charge of $268,000.

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

        Cash flows generated from our operating activities provide us with a significant source of liquidity. Our sales are primarily for cash or credit and settlement occurs within a few days. Our cash from operations is used for debt service payments, capital expenditures, including remodeling initiatives, payments to vendors and general corporate purposes. Vendors are paid on terms ranging from 14 to 35 days. In addition to cash flows from operations, revolving credit loans and swingline loans are available to us under our credit facility. Letters of credit issued under the letter of credit facility are also available to us to support payment obligations incurred for our general corporate purposes. Our favorable vendor terms relative to the timing of our cash receipts allow us to voluntarily accelerate our debt repayments, resulting in significant working capital deficit.

        Historically, our capital requirements have been for the development and construction of new restaurants, restaurant refurbishment and the installation of new information systems. We expect these requirements to continue in the foreseeable future.

        Operating Activities. Net cash provided by operating activities was $24.6 million for the forty weeks ended April 5, 2006 and $28.2 million for the forty weeks ended April 6, 2005. Net cash provided by operating activities exceeded the net loss for the first forty weeks of fiscal 2006 principally due to the effect of depreciation and amortization, accretion of original issue discount, an increase in the loss related to the impairment of assets and a decrease in receivables, partially offset by an increase in prepaid expenses and other assets, a decrease in accrued and other liabilities and a decrease in income taxes payable. Net cash provided by operating activities exceeded the net loss for the first forty weeks of fiscal 2005 principally due to the effect of depreciation and amortization, accretion of original issue discount, the loss related to the early extinguishment of debt and the loss on disposal of assets, partially offset by an increase in prepaid expenses and other assets, a decrease in accrued and other liabilities and a decrease in income taxes payable.

        Investing Activities. Net cash used in investment activities was $22.8 million for the forty weeks ended April 5, 2006 and $20.8 million for the forty weeks ended April 6, 2005. Investment activities were largely comprised of capital expenditures for both periods. During the first forty weeks of fiscal 2006, remodeling and improvement costs on our existing restaurants accounted for approximately $19.8 million of our capital expenditures. The bulk of the remainder of our capital expenditures during the first forty weeks of fiscal 2006 were comprised of new construction expenditures. During the first forty weeks of fiscal 2005, new restaurant construction accounted for approximately $10.1 million of our capital expenditures. The remainder of our capital expenditures during the first forty weeks of fiscal 2005 were primarily comprised of remodeling and improvement costs on our existing restaurants.

        Financing Activities. Net cash used in financing activities totaled $17.0 million for the first forty weeks of fiscal 2006 and $21.6 million for the first forty weeks of fiscal 2005. Financing activities consisted primarily of accelerated repayments of debt in both periods. Buffets, Inc. completed its partial bond repurchase program in August 2004, cumulatively expending $49.5 million to redeem $43.9 million of senior subordinated notes at an average price of 109.2% over a period of approximately six months. During the first quarter of fiscal 2005, Buffets, Inc. spent $15.7 million to redeem $14.3 million of senior subordinated notes at an average price of 106.7%.

        Future Capital Expenditures. During the remainder of fiscal 2006, we plan to:

•	Spend approximately $1 million on a new restaurant to be opened this fiscal year.

•	Spend approximately $7 million on remodeling and improvement costs that will be capitalized. Remodeling incorporates design elements to update the decor of our existing facilities including a lighter, more contemporary interior design and expanded dessert displays. Other improvement costs include a variety of outlays such as display grills, new carpet, equipment and minor leasehold improvements.

        In addition, we plan to spend approximately $5 million on the repair and maintenance of our existing restaurant locations, which amounts will be expensed. This will encompass expenditures to keep equipment in good working order and leasehold improvements in good condition, without substantially extending the economic lives of the underlying assets.

        Store Closures. We closed 18 under performing restaurants in the first forty weeks of fiscal 2006. We incurred cash charges related to these store closures of approximately $3.9 million. These charges included approximately $3.2 million related to lease termination costs and obligations, $0.4 million related to employee termination costs and $0.3 million related to other associated costs. As of April 5, 2006, $1.8 million of these cash charges have been paid.

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

Credit Facilities and Other Long Term Debt

        On February 20, 2004, Buffets entered into an amended and restated senior credit facility (“Credit Facility”). The Credit Facility provides for total borrowings of up to $310.0 million including (i) a $230.0 million term loan, (ii) a $30.0 million revolving credit facility, (iii) a $20.0 million letter of credit facility, and (iv) a $30.0 million synthetic letter of credit facility. The terms of the Credit Facility permit us to borrow, subject to availability and certain conditions, incremental term loans or to issue additional notes in an aggregate amount up to $25.0 million.

        Effective as of July 28, 2005, Buffets Holdings, Inc. entered into Amendment No. 1, dated as of April 6, 2005 (the “Amendment”), to Buffets, Inc.‘s Amended and Restated Credit Agreement, dated as of February 20, 2004. The Amendment relaxed the interest coverage and maximum leverage ratios of the Amended and Restated Credit Agreement with which Buffets, Inc. is required to comply.

        As of April 5, 2006, we had $38.7 million in outstanding letters of credit, which expire through November 15, 2007. As of April 5, 2006, total borrowing availability was $41.3 million, which is comprised of a revolving credit facility of $30.0 million and letter of credit facilities of $11.3 million.

        On June 28, 2002, Buffets issued $230.0 million aggregate principal amount of its 11¼% senior subordinated notes due July 15, 2010 at 96.181%. Interest on Buffets’ senior subordinated notes is payable semi-annually on January 15 and July 15 of each year. Except in the event of an initial public offering, we are not entitled to redeem Buffets’ senior subordinated notes prior to July 15, 2006, after which we can choose to redeem some or all of Buffets’ senior subordinated notes at specified redemption prices.

        On May 18, 2004, we issued $132.0 million aggregate principal amount at maturity of our 13 7/8% senior discount notes due December 15, 2010. Our senior discount notes were issued at a discount to their aggregate principal amount at maturity. Prior to July 31, 2008, interest will accrue on our senior discount notes in the form of an increase in the accreted value of those notes. The accreted value of each senior discount note will increase until July 31, 2008 at a rate of 13.875% per annum. After this date, cash interest on the senior discount notes will accrue and be payable on January 31 and July 31 of each year at a rate of 13.875% per annum. If we fail to meet certain leverage ratio tests on or about July 31, 2006 or July 31, 2008, additional interest will accrue on our senior discount notes from that date at a rate of 1% per annum, up to a maximum of 2% per annum.

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

Forward-Looking Statements and Risk Factors

        Certain statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in, or implied by, forward-looking statements. We have tried, whenever possible, to identify these forward-looking statements using words such as “projects,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” and similar expressions. Similarly, statements herein that describe our business strategy, outlook, objectives, plans, intentions or goals are also forward-looking statements. The risks and uncertainties involving forward-looking statements include, but are not limited to, general business and economic conditions, negative publicity, the impact of competition, the seasonality of our business, adverse weather conditions, future commodity prices, fuel and utility costs, labor costs, employment and environmental laws, public health developments including avian flu, governmental regulations, and inflation. For a detailed discussion of risks and uncertainties that may cause our future performance to differ from that projected in the forward-looking statements, please refer to the “Risk Factors/Forward-Looking Statements” section contained in our Form 10-K filed with the Securities and Exchange Commission on September 23, 2005. All forward-looking statements speak only as of the date of this report. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are qualified by the cautionary statements in this section. We undertake no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Interest Rate Risks. We have interest rate exposure relating to the variable portion of our long-term obligations. Buffets’ 11¼% senior subordinated notes and our 13 7/8% senior discount notes are fixed rate instruments, while the interest rates on the term loans under the Credit Facility are variable. A 1% change in interest rates on our variable rate debt would have resulted in our interest rate expense fluctuating by approximately $1.5 million for the forty weeks ended April 5, 2006.

        Food Commodity Risks. Many of the food products purchased by us are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are outside our control. To control this risk in part, we have fixed price purchase commitments with terms of one year or less for some key food and supplies from vendors who supply our national food distributor. In addition, we believe that substantially all of our food and supplies are available from several sources, which helps to control food commodity risks. We believe we have the ability to increase menu prices, or vary the menu items offered, if needed, in response to food product price increases within the range that has been experienced historically. To compensate for a hypothetical price increase of 10% for food and beverages, we would need to increase menu prices by an average of approximately 3%. Our average menu price increases were approximately 6% for the forty weeks ended April 5, 2006. Accordingly, we believe that a hypothetical 10% increase in food product costs would not have a material effect on our operating results.

ITEM 4. CONTROLS AND PROCEDURES

        Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and regulations, and that the information is accumulated and communicated to our management, including our principal executive officer and our principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosures based closely on the definition of “disclosure controls and procedures” in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.

        As of April 5, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, we concluded that our disclosure controls and procedures were effective.

        Changes in Internal Control. During the forty weeks ended April 5, 2006, there were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities and Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Litigation. On November 12, 2004, two former restaurant managers of our wholly-owned subsidiary, HomeTown Buffet, Inc. (“HomeTown Buffet”), individually and on behalf of all others similarly situated, filed a class action lawsuit against HomeTown Buffet in California Superior Court in San Francisco County. The lawsuit alleges that the defendants violated California wage and hour laws by failing to pay all of its California managers and assistant managers overtime, and for making deductions from bonus compensation based on the company’s workers’ compensation costs. In March 2006, the plaintiffs amended the complaint in the lawsuit to add OCB Restaurant Company, LLC as a defendant, and to limit the claims to those managers below the level of restaurant general manager. In April 2006, the defendants removed the lawsuit to the United States District Court for the Northern District of California. The plaintiffs seek compensatory damages, penalties, restitution of unpaid overtime and deductions, pre-judgment interest, costs of suit and reasonable attorneys’ fees. The complaint does not make a specific monetary demand. This action is in a preliminary stage, and we are currently not able to predict the outcome of this action or reasonably estimate a range of possible loss. We are vigorously defending this action.

        We are also involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position or the results of operations.

ITEM 5. OTHER INFORMATION

        Strategic Alternatives. On January 13, 2006, Buffets Holdings issued a press release announcing that we plan to engage financial advisors to assist in exploring various strategic alternatives to maximize shareholder value. Credit Suisse Securities (USA) LLC and Piper Jaffray & Co. were subsequently engaged as our advisors to assist in this effort.

        Store Closures. In February 2006, the Company closed fourteen under performing restaurants. The Company incurred cash charges related to these store closures in the third quarter of fiscal 2006 of approximately $3.8 million. These charges included approximately $3.2 million related to lease termination costs and obligations, $0.4 million related to employee termination costs and $0.2 related to other associated costs. Non-cash charges related to these closures were approximately $0.1 million. These charges were expensed as incurred pursuant SFAS 146 and are recorded in “closed restaurant costs” in the condensed consolidated statements of operations.

        Shareholders’ Rights Repurchase. During the third quarter of fiscal 2006, we repurchased shares of common stock held by former management shareholders who separated from the Company. Pursuant to section 4.8(b) of our Stockholders’ Agreement, if a definitive agreement respecting the sale of our Company is executed within six months following the separation of management shareholders and the purchase price is higher than that determined for the shares, the management shareholders are to receive an additional payment from us for their respective shares equal to the difference (such rights referred to herein as “clawback rights”). The former management shareholders’ waived these “clawback rights” for the related shares repurchased in the third quarter of fiscal 2006 in return for a higher price per repurchased share. In conjunction with the share repurchase, the Company paid approximately $0.8 million to these former shareholders as consideration paid for waiving their “clawback rights.” The total payment of $0.8 million was expensed to the condensed consolidated statement of operations.

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

ITEM 6. EXHIBITS

        See Index to Exhibits on page 35 of this report.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUFFETS HOLDINGS, INC.

Date: May 18, 2006	By:	/s/ R. Michael Andrews, Jr.

R. Michael Andrews, Jr.
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ A. Keith Wall

A. Keith Wall
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.1*	Advisory Agreement, dated September 28, 2000, by and among Buffets Holdings, Inc., Buffets, Inc. and Roe H. Hatlen (incorporated by reference to Exhibit 10.4 to Buffets, Inc.'s Registration Statement on Form S-4, filed with the Commission on August 16, 2002 (SEC file No. 333-98301)).

10.2*	Amendment No. 1, dated December 13, 2005, to the Advisory Agreement, dated September 28, 2000, by and among Buffets Holdings, Inc., Buffets, Inc. and Roe H. Hatlen (incorporated by reference to Exhibit 10.1 to Buffets Holdings, Inc.'s Current Report on Form 8-K, filed with the Commission on December 16, 2005 (SEC file No. 333-116897)).

10.3*	Form of Buffets Holdings, Inc. Cash and Phantom Incentive Unit Award Agreement (incorporated by reference to Exhibit 10.2 to Buffets Holdings, Inc.'s Current Report on Form 8-K, filed with the Commission on December 16, 2005 (SEC file No. 333-116897)).

10.4*	Form of Buffets Holdings, Inc. Severance Protection Agreement (incorporated by reference to Exhibit 10.3 to Buffets Holdings, Inc.'s Current Report on Form 8-K, filed with the Commission on December 16, 2005 (SEC file No. 333-116897)).

10.5*	Contribution Agreement, dated as of December 29, 2005, among Buffets Holdings, Inc., Caxton-Iseman Investments, L.P., Sentinel Capital Partners II, L.P., members of Buffets Holdings senior management and Buffets Restaurants Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Buffets Holdings, Inc.'s Current Report on Form 8-K, filed with the Commission on December 30, 2005 (SEC file No. 333-116897)).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*     Previously provided or incorporated by reference.