Form 10-K
period 2006-06-28
BUFFETS HOLDINGS, INC.
filed 2006-09-20
CIK 1292731

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 28, 2006
Commission file number: 333-116897
BUFFETS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-3754018

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1460 Buffet Way
Eagan, Minnesota	55121

(Address of principal	(Zip Code)
executive offices)
Registrant’s telephone number, including area code: (651) 994-8608
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☑ NO ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑.
Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
LARGE ACCELERATED FILER ☐     ACCELERATED FILER ☐     NON-ACCELERATED FILER ☑
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The aggregate market value of voting and non-voting stock common stock held by non-affiliates of the registrant as of June 28, 2006 was $0.
The number of shares of Buffets Holdings, Inc. common stock outstanding as of September 20, 2006 was 3,104,510.

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
Our Company
     We are one of the largest restaurant operators in the United States and we operate in the family dining segment of the restaurant industry. Our restaurants are principally operated under the names Old Country Buffet® and HomeTown Buffet®. As of June 28, 2006, we had 338 company-owned restaurants and eighteen franchised locations in 35 states.
     Our restaurants provide a high level of food quality and service through uniform operational standards developed at the corporate level. Freshness is ensured by preparing food in small batches of six to eight servings at a time, with preparations and production adapted to current customer traffic patterns. Our buffet restaurants utilize uniform menus, recipes and ingredient specifications, with certain discretion to adapt menus for regional preferences. We offer approximately 100 menu items at each meal, including entrees, soups, salads, fresh vegetables, non-alcoholic beverages and desserts. Typical entrees include steak, chicken, carved roast beef, ham, shrimp, fish and casseroles.
     Our buffet restaurants use an all-inclusive pricing strategy designed to provide dining value to our customers. As of June 28, 2006, the meal price at our buffet restaurants for dinner ranged from $9.19 to $10.99 and for lunch from $5.99 to $7.99, with discounts offered to senior citizens and children. The average guest check in our restaurants, including our Tahoe Joe’s Famous Steakhouses®, for fiscal 2006 was $7.89. In order to further enhance our guests’ dining experience, we have focused on providing a level of customer service designed to supplement the self-service buffet format, including such features as limited table-side service and our scatter bar format.
     Our buffet restaurants average approximately 10,000 square feet in size and can generally seat between 225 and 400 people. On average, our buffet restaurants served approximately 6,900 customers per week in fiscal 2006. While we attract a broad variety of customers, including singles, families and senior citizens, our customer surveys indicate that approximately 60% of our guests are married and 70% are between the ages of 25 and 54 years old (the largest segment of the population within the United States).
     We have a national footprint of restaurant locations, which are strategically concentrated in particular regions to maximize penetration within those markets and achieve operating and advertising synergies. Our television advertising program in 38 designated market areas provides media coverage for 69% of our buffet restaurants as of June 28, 2006. In addition, our restaurants are located in high customer traffic venues and include both freestanding units and units located in strip shopping centers and malls. As of June 28, 2006, 65% of our restaurants were located in strip shopping centers or malls and 35% were freestanding units.

Our Background
     Buffets was founded in 1983 to develop buffet-style restaurants under the name Old Country Buffet®. In October 1985, Buffets successfully completed an initial public offering with seven restaurants, and by 1988 had 47 company-owned units and nine franchised units. In September 1996, Buffets merged with Hometown Buffets, Inc., a similar publicly-held scatter-bar, buffet-style restaurant company established and developed by one of our co-founders. The merger provided us with additional management expertise and depth, and increased purchasing power and marketing efficiencies. The merger also added 80 company-owned restaurants in eleven states and nineteen franchised restaurants in eight states, bringing the total number of restaurants to 346 company-owned restaurants and 24 franchised restaurants in 36 states at December 31, 1996.
     Buffets Holdings was formed by Caxton-Iseman Capital, Inc. in 2000. On October 2, 2000, Buffets Holdings acquired Buffets in a buyout from its public shareholders. Caxton-Iseman Investments L.P. and other investors, including members of management, made an equity investment in us and became the beneficial owners of 100% of our existing common stock. Buffets Holdings is a holding company whose assets consist substantially of the capital stock of Buffets.
     On December 29, 2005, Buffets Holdings entered into a contribution agreement with Caxton-Iseman Investments, L.P., Sentinel Capital Partners II, L.P., members of Buffets Holdings senior management and Buffets Restaurants Holdings, Inc. (“Buffets Restaurants Holdings”), a newly formed corporation (the “Contribution Agreement”). In accordance with the contribution agreement holders of 100% of Buffets Holdings’ outstanding common stock contributed their shares of common stock of Buffets Holdings to Buffets Restaurants Holdings in exchange for proportional amounts of Buffets Restaurants Holdings common stock. As a result, Buffets Holdings is now a wholly-owned subsidiary of Buffets Restaurants Holdings. Concurrently with its formation, Buffets Restaurants Holdings entered into option agreements with two of the largest groups of holders of Buffets Holdings 13 7/8% senior discount notes, pursuant to which Buffets Restaurants Holdings was granted the option, for a period of one year, to purchase all of the 13 7/8% senior discount notes held by the groups of holders on the date of the agreement. See “Note 13 – Significant Events” for additional information on the option agreements.
Recent Developments
     On July 24, 2006, we announced that Buffets had entered into a Merger Agreement (the “Merger Agreement”) with Ryan’s Restaurant Group, Inc., a South Carolina Corporation (“Ryan’s”), under which a subsidiary of Buffets has agreed to merge (the “Merger”) with Ryan’s in a cash transaction valued at approximately $876 million, including debt that will be assumed or repaid at or prior to closing. Upon consummation of the Merger, Ryan’s will become a wholly owned subsidiary of Buffets. Ryan’s, headquartered in Greer, South Carolina, is a leading restaurant company operating approximately 340 restaurants in 23 states primarily in the Southern and Midwestern United States. The Merger is expected to be completed in the fourth quarter of 2006, subject to regulatory approval as well as other closing conditions, including, (i) the receipt of the necessary financing by Buffets, (ii) approval of the Merger by Ryan’s stockholders and (iii) the absence of any order or injunction prohibiting the consummation of the Merger. See “Management’s Discussion and Analysis and Results of Operations—Overview” for additional details.

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
     Each buffet restaurant General Manager reports to an Area Director, or Senior Area Director, that reports to a Regional Vice President. Each Regional Vice President reports to our Executive Vice President of Operations. Our Tahoe Joe’s Famous Steakhouse® restaurants are operated by the company’s wholly owned subsidiary Tahoe Joe’s, Inc. The divisional President overseeing Tahoe Joe’s reports to the Chief Executive Officer of Buffets.
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
     Advancement is tied to both current operational performance and training. General Managers may be selected to attend a specialized training program conducted at our corporate headquarters. This program focuses on advanced management skills with emphasis on team building and performance accountability.
     In addition to these programs, we conduct a variety of field training efforts for store management covering topics such as new product procedures, food safety and management development.

Research and Development, Menu Selection and Purchasing
     The processes of developing new food offerings and establishing standard recipes and product specifications are handled at our headquarters. Specialists drawn from our Food and Beverage, Marketing, Concept Development, Operations and Purchasing departments lead this effort. Before new items are introduced or existing products are modified, a program of testing within limited markets is undertaken to assess customer acceptance and operational feasibility. Food quality is maintained through centralized supplier coordination and frequent restaurant visits by Area Directors and other management personnel.
     New product activity includes an ongoing roll-out of new items to keep the guest experience fresh. Additionally, we have periodic promotions, wherein a specific theme, such as BBQ, Italian, Asian, Seafood, or Mexican, is highlighted on a given night. Each spring and fall, a seasonal menu is introduced to provide variety and more seasonally appropriate food. Furthermore, although most of the menu is similar for all buffet restaurants, individual restaurants have the option to customize a portion of the menu to satisfy local preferences.
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
Franchising and Joint Ventures
     We currently franchise eighteen buffet restaurants under the Old Country Buffet® and HomeTown Buffet® names. One large franchisee comprises approximately 78% of the franchise base with small operators holding the remaining units. Franchisees must operate their restaurants in compliance with our operating and recipe manuals. Franchisees are not required to purchase food products or other supplies through us or our suppliers. Each franchised restaurant is required at all times to have a designated General Manager and Manager who have completed the required manager training program.
Advertising and Promotion
     We market our buffet restaurants through a two-tiered marketing approach including mass media advertising and community based marketing. Mass media advertising is used when we can receive a profitable return on expenditures. Our media plan is based on an efficient media mix, including television, radio, outdoor, print and tour industry advertising. As of June 28, 2006, approximately 69% of our buffet restaurants are in markets supported by mass media advertising.
     We have instituted a disciplined approach to advertising expenditures, designed to increase the efficiency of our marketing dollars by focusing on high-return markets with specific food-theme promotions. These promotions feature a variety of popular cuisine categories, such as BBQ, Italian, Asian, Seafood or Mexican. Food promotions are designed to keep the guest experience fresh and capitalize on current consumer taste trends.

     Community based marketing is the responsibility of each store, however, events and activities are coordinated and monitored centrally by our Community Marketing Department. Our local marketing efforts are designed to build relationships with the community and drive incremental visits through specific, targeted community events. Most restaurants employ a dedicated community marketing representative to execute a trading area-specific plan of local events.
Competition
     The food service industry is highly competitive. Menu, price, service, convenience, location and ambiance are all important competitive factors. The relative importance of many such factors varies among different segments of the consuming public. By providing a wide variety of food and beverages at reasonable prices in an attractive and informal environment, we seek to appeal to a broad range of value-oriented consumers. We believe that our primary competitors in this industry segment are other buffet and grill restaurants, as well as traditional family and casual dining restaurants with full menus and table service. Secondary competition arises from many other sources, including home meal replacement and fast food. We believe that our success to date has been due to our particular approach of combining pleasant ambiance, high food quality, wide menu breadth, cleanliness, reasonable prices, and satisfactory levels of service and convenience.
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
     We are also subject to laws and regulations governing our relationships with employees, including minimum wage requirements, overtime, reporting of tip income, work and safety conditions and regulations governing employment. Because a significant number of our employees are paid at rates tied to the federal minimum wage, an increase in such minimum wage would increase our labor costs. An increase in the federal minimum wage, state-specific minimum wages, or employee benefits costs could have a material adverse effect on us and our results of operations.
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
     Each of our Tahoe Joe’s Famous Steakhouse® restaurants is further subject to licensing and regulation by a number of governmental authorities, including alcoholic beverage control agencies, in the state, county and municipality in which the restaurant is located. Difficulties or failures in obtaining the required licenses or approvals could delay or prevent the opening of a new restaurant in a particular area.

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
Employees
     As of June 28, 2006, we had approximately 21,000 employees. Except for approximately 360 corporate employees, approximately half of which worked at our corporate headquarters, our employees worked at our 338 company-owned restaurants. Generally, each buffet restaurant operates with three to four salaried managers and approximately 50-60 hourly employees. Our employees are not unionized. We have never experienced any significant work stoppages and believe that our relationships with our employees are good.
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
ITEM 1A. RISK FACTORS/FORWARD-LOOKING STATEMENTS
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
     We have been operating our core buffet restaurant concept for over twenty three years, and our restaurant locations have a median age of approximately twelve years. As a result, we are exposed to vulnerabilities associated with being a mature concept. These include vulnerability to innovations by competitors and out-positioning in markets where the demographics or customer preferences have changed. Mature units require greater expenditures for repair, maintenance, refurbishments and re-concepting, and we will be required to continue making such expenditures in the future in order to preserve traffic at many of our restaurants. We cannot be sure that these expenditures, particularly for remodeling and refurbishing, will be successful in preserving or building guest counts.
     We are required to respond to changing consumer preferences and dining frequency. Our profits are dependent upon discretionary spending by consumers, which is markedly influenced by variations in the economy. Furthermore, if our competitors in the casual dining, mid-scale and quick-service segments respond to economic changes through menu engineering or by adopting discount pricing strategies, it could have the effect of drawing customers away from companies such as ours that do not routinely engage in discount pricing, thereby reducing sales and pressuring margins. Because certain elements of our cost structure are fixed in nature, particularly over shorter time horizons, changes in marginal sales volume can have a more significant impact on our profitability than for a business operating in a more variable cost structure.
We are dependent on attracting and retaining qualified employees while controlling labor costs.
     We operate in the service sector and are therefore extremely dependent upon the availability of qualified restaurant personnel. Availability of staff varies widely from location to location. If restaurant management and staff turnover trends increase, we would suffer higher direct costs associated with recruiting, training and retaining replacement personnel. Moreover, we could suffer from significant indirect costs, including restaurant disruptions due to management changeover, increased above-store management staffing and potential delays in new store openings due to staff shortages. Competition for qualified employees exerts pressure on wages paid to attract qualified personnel, resulting in higher labor costs, together with greater expense to recruit and train them.

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
     Our workers’ compensation and employee benefit expenses are disproportionately concentrated in states with adverse legislative climates. Our highest per-employee workers’ compensation insurance costs are in California, where we retain a large employment presence. Various states have considered legislation that would require large employers to provide health insurance or equivalent funding for workers who have traditionally not been covered by employer health plans. Other potential state and federal mandates, such as compulsory paid absences, increases in overtime wages and unemployment tax rates, stricter citizenship requirements and revisions in the tax treatment of employee gratuities, could also adversely affect our business. Any increases in labor costs could have a material adverse effect on our results of operations and could decrease our profitability and cash available to service our debt obligations, if we were unable to compensate for such increased labor costs by raising the prices we charge our customers or realizing additional operational efficiencies.
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
     In addition to wage and benefit regulatory risks, we are subject to other extensive government regulation at federal, state and local levels. These include, but are not limited to, regulations relating to the sale of food in all of our restaurants and of alcoholic beverages in our Tahoe Joe’s Famous Steakhouse® restaurants. We are required to obtain and maintain governmental licenses, permits and approvals. Difficulty or failure in obtaining or maintaining them in the future could result in delaying or canceling the opening of new restaurants or the closing of current ones. Local authorities may suspend or deny renewal of our governmental licenses if they determine that our operations do not meet the standards for initial grant or renewal. This risk would be even higher if there were a major change in the licensing requirements affecting our types of restaurants.
     The Federal Americans with Disabilities Act prohibits discrimination on the basis of disability in public accommodations and employment. Mandated modifications to our facilities in the future to make different accommodations for disabled persons could result in material, unanticipated expense.
     Application of state “Dram Shop” statutes, which generally provide a person injured by an intoxicated patron the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person, to our operations, or liabilities otherwise associated with liquor service in our Tahoe Joe’s Famous Steakhouse® restaurants, could negatively affect our financial condition if not otherwise insured.
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

     The reach of food-related public health concerns can be considerable due to the level of attention given to these matters by the media. Local public health developments and concerns over new diseases such as avian flu could have a national adverse impact on our sales. This could occur whether or not the developments are specifically attributable to our restaurants or those of our franchisees or competitors.
Any negative development relating to our self-service food service approach would have a material adverse impact on our primary business.
     Our buffet restaurants utilize a service format that is heavily dependent upon self-service by our customers. Food tampering by customers or other events affecting the self-service format could cause regulatory changes or changes in our business pattern or customer perception. Any development that would materially impede or prohibit our continued use of a self-service approach, or reduce the appeal of self-service to our guests, would have a material adverse impact on our primary business.
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
     Our success depends in part on our ability to secure leases in desired locations at rental rates we believe to be reasonable. We currently lease all of our restaurants located in shopping centers and malls, and we lease the land for all but one of our freestanding restaurants. We also lease the buildings for some of our freestanding locations. By December 2009, approximately 50 of our current leases will have expiring base lease terms and be subject to renewal consideration. Each of our lease agreements provides that the lessor may terminate the lease for a number of reasons, including our default in any payment of rent or taxes or our breach of any covenant or agreement in the lease. Termination of any of our leases could harm our results of operations and, as with a default under any of our indebtedness, could have a material adverse impact on our liquidity. Although we believe that we will be able to renew the existing leases that we wish to extend, there is no assurance that we will succeed in obtaining extensions in the future at rental rates that we believe to be reasonable or at all. Moreover, if some locations should prove to be unprofitable, we could remain obligated for lease payments even if we decided to withdraw from those locations. See “Item 2. Properties.” We will incur special charges relating to the closing of such restaurants, including lease termination costs. Impairment charges and other special charges will reduce our profits.
We may not be able to protect our trademarks and other proprietary rights.
     We believe that our trademarks and other proprietary rights are important to our success and our competitive position. Accordingly, we devote substantial resources to the establishment and protection of our trademarks and proprietary rights. However, the actions taken by us may be inadequate to prevent imitation of our brands, proprietary rights and concepts by others, which may thereby dilute our brands in the marketplace or diminish the value of such proprietary rights, or to prevent others from claiming violations of their trademarks and proprietary rights by us. In addition, others may assert rights in our trademarks and other proprietary rights. Our exclusive rights to our trademarks are subject to the common law rights of any other person who began using the trademark (or a confusingly similar mark) prior to both the date of our registration and our first use of such trademarks in the relevant territory. For example, because of the common law rights of such a preexisting restaurant in portions of Colorado and Wyoming, our restaurants in those states use the name “Country Buffet®.” We cannot assure you that third parties will not assert claims against our intellectual property or that we will be able to successfully resolve such claims. Future actions by third parties may diminish the strength of our restaurant concepts’ trademarks or other proprietary rights and decrease our competitive strength and performance. We could also incur substantial costs to defend or pursue legal actions relating to the use of our intellectual property, which could have a material adverse affect on our business, results of operation or financial condition.
The consummation of the Merger is subject to a number of significant closing conditions. We cannot be sure that these conditions will be met or that the Merger will be consummated.
     As described under “Business—Recent Developments” above, Buffets has entered into a definitive agreement with Ryan’s pursuant to which the Merger will be conducted. The Merger is subject to a number of significant closing conditions including, among others, the receipt by Buffets of the financing necessary to complete the Merger and the approval of the Merger by Ryan’s shareholders and all applicable regulatory authorities. Although Buffets has received commitments from financial institutions to provide the financing necessary to complete the Merger, we cannot be sure that such financing will actually be received. Additionally, we cannot be sure that the required shareholder and regulatory approvals will be obtained. If we do not obtain the necessary financings or approvals, we will not be able to complete the Merger. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition” for additional information.
We may not realize the anticipated benefits of our acquisition of Ryan’s and we may face certain challenges regarding the integration of Ryan’s.
     We expect that we will realize cost savings and other financial and operating benefits as a result of our acquisition of Ryan’s. However, we cannot predict with certainty when these cost savings and benefits will occur or the extent to which they actually will be achieved, if at all. Additionally, the successful integration of Ryan’s will depend primarily on our ability to manage the operations of the combined company, which will require our management to devote a significant amount of time to such integration. A prolonged diversion of management’s attention and any delays or difficulties encountered in connection with the integration of Ryan’s business could hurt our business, results of operations and financial condition.
     We may also be subject to unexpected claims and liabilities arising from the acquisition of Ryan’s. These claims and liabilities could be costly to defend and could be material in amount, which could have an adverse impact on our business, results of operations and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
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
     Our leases are generally for ten- or fifteen-year terms, with two to four options exercisable at our discretion to renew for a period of five years each. The leases provide for rent to be paid on a monthly basis.

     As of June 28, 2006, we and our franchisees operated 356 locations as follows:

	Number of
	Company-	Number of	Total
	Operated	Franchised	Number of
State	Restaurants	Restaurants	Restaurants
Arizona	5	8	13
California	95	1	96
Colorado	12	1	13
Connecticut	6	—	6
Delaware	1	—	1
Florida	2	—	2
Georgia	1	—	1
Idaho	1	—	1
Illinois	31	—	31
Indiana	6	—	6
Iowa	3	—	3
Kansas	2	—	2
Kentucky	3	—	3
Maine	1	—	1
Maryland	9	—	9
Massachusetts	9	—	9
Michigan	20	—	20
Minnesota	15	—	15
Missouri	10	—	10
Nebraska	—	3	3
New Jersey	8	—	8
New Mexico	—	2	2
New York	15	—	15
Ohio	12	—	12
Oklahoma	2	—	2
Oregon	7	—	7
Pennsylvania	22	—	22
Rhode Island	1	—	1
Tennessee	1	—	1
Texas	2	—	2
Utah	—	2	2
Virginia	7	—	7
Washington	16	—	16
Wisconsin	12	—	12
Wyoming	1	1	2

Total	338	18	356
     Our corporate headquarters is located in leased facilities in Eagan, Minnesota.

     The following table sets forth information concerning our owned property:

Location	Acres	Use and Ownership
Coon Rapids, Minnesota	2.49	Buffet restaurant property owned by OCB Restaurant Company, LLC.

Marshfield, Wisconsin	5.04	Cabinet shop owned by OCB Restaurant Company, LLC.
New Restaurant Development
     Historically, restaurant development has been approached on a disciplined basis, filling existing markets and capitalizing on opportunities where we had advertising and operational efficiencies. Where appropriate, we have occasionally closed restaurants that did not meet our strategic objectives or profitability goals.
Improvement of Existing Restaurants
     We remain committed to maintaining and upgrading our restaurants to expand our guest base and maintain our appeal among repeat customers. Our interior remodeling program takes advantage of scheduled maintenance capital expenditures to update our restaurants to reflect a more contemporary interior design that provides a more visually appealing and comfortable restaurant interior. We plan on continuing the upgrading of our units with a new interior décor package over the next five to seven years as they become due for a recurring refurbishment. Through this phased approach, we can minimize incremental capital expenditures, while providing a better and more contemporary dining environment for our guests. Our planned remodeling effort will focus on interior décor elements that have resonated well with our guests, as well as the introduction of our display cooking grills. During fiscal 2006, we completed the installation of eleven display grills and expect to continue rolling out display grills systemwide over the next five years. We will be focusing these installations in markets where we can quickly reach advertising efficiency for our grilled offerings.
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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of security holders of the Company during the fourth quarter of fiscal 2006.

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
     As of June 28, 2006, we had one holder of our 3,104,510 shares of our common stock. There is no established public trading market for our common stock.
     We have had no dividend transactions over the past two fiscal years.
     The terms of our credit facility place restrictions on Buffets’ ability to pay dividends and otherwise transfer assets to us. Further, (i) the terms of the indenture governing Buffets’ senior subordinated notes place restrictions on the ability of Buffets and our other subsidiaries to pay dividends and otherwise transfer assets to us and (ii) the terms of Buffets Holdings indenture places restrictions on the ability of Buffets Holdings to pay dividends.
     During fiscal 2006, we issued and sold the following unregistered securities:
(a)	On June 30, 2005, we granted options to purchase an aggregate of 81 shares of our common stock to certain of our employees, each at an exercise price of $0.11 per share.

(b)	On September 22, 2005, we granted options to purchase an aggregate of 1,043 shares of our common stock to certain of our employees, each at an exercise price of $0.11 per share.
The grants of options to purchase our common stock disclosed in paragraphs (a) and (b) were made under our Equity Participation Plan. Each of the above-described transactions were exempt from registration pursuant to Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering and/or Rule 701 under the Securities Act as exempt offers and sales of securities under a written compensatory benefit plan. Appropriate legends were or will be affixed to the share certificates and other instruments issued in such transactions. All recipients either have received or will receive adequate information about us or had or have access, through director or employment relationships, to such information.

ITEM 6. SELECTED FINANCIAL DATA

		26-Week
		Transitional
	28 Weeks	Period	50 Weeks	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended	Ended	Ended	Ended	Ended
	July 18,	July 3,	July 3,	July 2,	June 30,	June 29,	June 28,
	2001	2002	2002	2003	2004	2005	2006
	(Dollars in thousands, except average guest check and average weekly sales)
Operating Data:
Restaurant sales	$567,821	$527,084	$1,003,997	$985,286	$942,831	$926,781	$963,161
Restaurant costs	481,679	444,345	848,011	850,195	811,577	805,333	829,576
Advertising expenses	15,869	14,478	26,526	28,794	25,918	24,166	30,637
General and administrative expenses	26,539	25,558	49,311	45,177	42,658	43,706	44,198
Shareholders’ rights repurchase	—	—	—	—	—	—	757
Closed restaurant costs	153	572	1,143	645	1,085	2,909	6,023
Goodwill amortization	5,975	—	4,967	—	—	—	—
Impairment of assets	—	—	—	4,803	1,878	3,609	5,964
Gain on sale of Original Roadhouse Grill restaurants	—	—	—	(7,088)	—	—	—
Loss on sale leaseback transactions	—	—	—	5,856	—	—	—
Financing-related compensation expenses	—	—	—	—	2,240	—	—

Operating income	$37,606	$42,131	$74,039	$56,904	$57,475	$47,058	$46,006

Net income (loss)	$5,801	$(7,517)	$(763)	$11,927	$7,970	$(2,184)	$(4,772)

Cash Flow and Other Financial Data:
Capital expenditures	$20,352	$14,280	$32,318	$25,722	$33,007	$29,131	$31,346
Depreciation and amortization	29,007	20,409	44,808	36,885	33,807	32,247	32,067
Cash flow from operating activities	35,521	39,250	72,564	57,656	50,490	52,675	49,305
Cash flow from (used in) investing activities	(21,190)	(11,337)	12,428	26,662	(28,383)	(28,471)	(32,722)
Cash flow from (used in) financing activities	(14,000)	(47,164)	(92,754)	(76,825)	(11,890)	(29,614)	(17,026)

Balance Sheet Data (at end of period)
Total assets	$670,268	$615,672	$615,672	$552,986	$567,531	$545,023	$538,496
Total debt(1)	392,172	493,981	493,981	421,122	498,339	466,194	462,514

Supplemental Data(2):
Number of company-owned restaurants (at end of period)	408	393	393	372	360	354	338
Average guest check	$6.84	$7.03	$7.00	$7.13	$7.22	$7.42	$7.89
Average weekly sales	$49,822	$51,044	$49,973	$48,953	$49,949	$50,273	$53,381
Same store sales change	2.4%	0.2%	(0.9)%	(4.2)%	1.3%	(0.6)%	4.6%

(1)	Total debt represents the amount of our long-term debt, including current maturities.

(2)	Reflects data relating to all of our company-owned restaurants.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     You should read the following discussion in conjunction with “Selected Financial Data” and our consolidated financial statements and related notes included elsewhere in this report. Some of the statements in the following discussion are forward-looking statements. See “Risk Factors/Forward-Looking Statements.”
Overview
     We are one of the largest restaurant operators in the United States and we operate in the family dining segment of the restaurant industry. Our restaurants are principally operated under the names Old Country Buffet® and HomeTown Buffet®. As of June 28, 2006, we had 338 company-owned restaurants and eighteen franchised locations in 35 states.
     Buffets was founded in 1983 to develop buffet-style restaurants under the name Old Country Buffet®. In October 1985, Buffets completed its initial public offering and was listed on The NASDAQ National Market. In September 1996, Buffets merged with HomeTown Buffet, Inc., which was developed by one of Buffets’ co-founders and had 80 company-owned HomeTown Buffet® restaurants in eleven states and nineteen franchised restaurants in eight states. In October 2000, Buffets was acquired by Buffets Holdings, a company organized by Caxton-Iseman Capital, Inc., in a buyout from public shareholders.
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
     Our business model is characterized by a relatively fixed cost structure, particularly in the short term. Accordingly, changes in marginal average weekly sales volume can have a more significant impact on our profitability than for a business operating in a more variable cost structure. Over a longer time horizon, by virtue of our diversified food offerings, we are able to address the semi-fixed element of food cost by modifying our offerings or by highlighting other foods on the menu in order to reduce consumption of the higher cost items. In addition, we monitor our labor costs and hourly employee productivity, as measured by the number of guests served per labor hour, on a weekly basis to ensure that restaurants are responsive in scheduling and managing our labor to varying levels of guest traffic.
     Since we acquired Buffets in a buyout from its public shareholders in October 2000, we have focused on improving asset management and optimizing our capital structure. As a result, we have had net closures of 66 restaurants in less attractive locations either through early termination, or non-renewal at lease end, since October 2000.

     Our fiscal year comprises 52 or 53 weeks divided into four fiscal quarters of twelve, twelve, sixteen and twelve or thirteen weeks. Beginning with the transitional period ended July 3, 2002, we changed our fiscal year so that it ends on the Wednesday nearest June 30 of each year. The fiscal year 2002 transition period consisted of 26 weeks and was divided into two periods of sixteen and ten weeks. Prior to that, our fiscal year ended on the Wednesday nearest December 31 of each year and each fiscal year was divided into periods of sixteen, twelve, twelve and twelve or thirteen weeks.
     The following is a description of the line items from our consolidated statements of operations and selected financial data:
•	We recognize as restaurant sales the proceeds from the sale of food and beverages at our company-owned restaurants at the time of such sale. We recognize the proceeds from the sale of gift certificates/cards when the gift certificates/cards are redeemed at our restaurants. Until redemption, the unearned revenue from the sale of gift certificates/cards is included in accrued liabilities on our consolidated balance sheets. Our franchise income includes royalty fees and initial franchise fees received from our franchisee. We recognize royalty fees as other income based on the sales reported at the franchise restaurants.

•	Restaurant costs reflect only direct restaurant operating costs, including food, labor and direct and occupancy costs. Labor costs include compensation and benefits for both hourly and restaurant management employees. Direct and occupancy costs consist primarily of costs of supplies, maintenance, utilities, rent, real estate taxes, insurance, depreciation and amortization.

•	Advertising expenses reflect all advertising and promotional costs.

•	General and administrative expenses reflect all costs, other than advertising expenses, not directly related to the operation of restaurants. These expenses consist primarily of corporate administrative compensation and overhead, district and regional management compensation and related management expenses and the costs of recruiting, training and supervising restaurant management personnel.

•	Goodwill amortization reflects the amortization of the excess of cost over fair market value of assets and was recognized on a straight line basis over a 30-year life through January 2, 2002. Effective January 3, 2002, we changed our method of accounting for goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

•	Shareholders’ rights repurchase reflects the costs associated with the repurchase of certain rights associated with shares of common stock previously held by former management shareholders who separated from the company.

•	Closed restaurant costs represents costs associated with store closure of underperforming restaurants, including, but not limited to lease termination costs and obligations and employee termination costs.

•	Impairment of assets reflects fair market adjustments to the carrying value of long-lived assets, primarily comprised of leasehold improvements and equipment.

•	Financing-related compensation expenses reflect payments to holders of stock options and cash incentive plan units in conjunction with the issuance of our 13 7/[8]% senior discount notes in May 2004.

•	Interest expense reflects interest costs associated with our debt, amortization of debt issuance cost and accretion of original issuance discount on our subordinated notes and bonds.

•	Interest income reflects interest earned on our short-term investments.

•	Loss related to refinancing for fiscal 2004 reflects transaction and other costs associated with the amendment and restatement of our credit agreement on February 20, 2004 and a refinancing that we postponed due to market conditions. Loss related to refinancing for fiscal 2005 represents costs associated with an initial public offering of Income Deposit Securities that was withdrawn due to unfavorable market conditions. Loss related to refinancing for fiscal 2006 represents transaction fees incurred in conjunction with an amendment to our Credit Facility.

•	Loss related to the early extinguishment of debt reflects the costs associated with redeeming a portion of Buffets’ 11 1/4% senior subordinated notes prior to their maturity during fiscal years 2004 and 2005.

•	Other income primarily reflects franchise fees earned, less minority interest associated with our Tahoe Joe’s subsidiary. During fiscal 2004, we exercised our call option to acquire the remaining 20% interest in Tahoe Joe’s, Inc. from the minority holder.

•	Income tax expense (benefit) reflects the current and deferred tax provision (benefit) determined in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.”
Recent Developments
     On July 24, 2006, Buffets entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Buffets, Ryan’s Restaurant Group, Inc., a South Carolina Corporation (“Ryan’s”) and Buffets Southeast, Inc., a South Carolina corporation and wholly owned subsidiary of Buffets (“Merger Sub”), pursuant to which Merger Sub will merge with and into Ryan’s, with Ryan’s remaining as the surviving corporation (the “Merger”) in a cash transaction valued at approximately $876 million, including debt that will be assumed or repaid at or prior to closing. As a result of the merger, Ryan’s will become a wholly owned subsidiary of Buffets.
     Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of Ryan’s common stock, par value $1.00 per share (the “Shares”), other than any Shares owned by Buffets or Merger Sub, will be canceled and will be automatically converted into the right to receive $16.25 in cash, without interest. Also, at the effective time of the Merger, each outstanding option to purchase Ryan’s common stock (all of which are vested or would vest as a consequence of the Merger) will be canceled and will be automatically converted into the right to receive the excess, if any, of $16.25 over the option exercise price.

     The parties to the Merger Agreement made customary representations and warranties and covenants, including covenants made by Buffets to use commercially reasonable efforts to complete the financing necessary to effect the Merger and covenants made by Ryan’s (i) to obtain the requisite approval of Ryan’s stockholders, (ii) regarding the conduct of its business between the date of the signing of the Merger Agreement and the closing of the Merger and (iii) subject to certain exceptions, not to solicit, enter into discussions regarding, or provide information in connection with, alternative transactions. None of the representations or warranties made by either party survive the closing of the Merger.
     The Merger is expected to be completed in the fourth calendar quarter of 2006, subject to regulatory approval as well as other closing conditions, including, among others, (i) the receipt of the necessary financing by Buffets, (ii) approval of the Merger by Ryan’s stockholders and (iii) the absence of any order or injunction prohibiting the consummation of the Merger. The Merger Agreement contains certain termination rights for both Ryan’s and Buffets. The Merger Agreement provides that, upon termination under specified circumstances, Ryan’s would be required to pay Buffets a termination fee of $25 million, including up to $10 million for expenses incurred by Buffets. The Merger Agreement further provides that, upon termination under specified circumstances, Merger Sub would be required to pay Ryan’s a termination fee of $7.5 million.
     In connection with the Ryan’s acquisition, we anticipate that the number of restaurant guests and revenues, expenses and margins for the combined company will be significantly different for fiscal 2007, when compared to our fiscal 2006. In addition, Buffets Holdings and Buffets will be required to completely refinance their existing indebtedness. It is anticipated that both the Merger and the refinancing will be funded through a combination of bank debt, senior subordinated debt and real estate financing, for which Buffets has received an aggregate of up to $1.5 billion in commitments.
Litigation Challenging the Merger
     On July 28, 2006, a putative shareholder class action, Marjorie Fretwell v. Ryan’s Restaurant Group, Inc. et. al. Case No. 06-CP-23-4828, was filed against Ryan’s and its directors in the Greenville County, South Carolina Circuit Court.
     The compliant alleges that each of the directors of Ryan’s individually breached the fiduciary duties owing to the Ryan’s shareholders by voting to approve the merger agreement and alleges that Ryan’s aided and abetted such alleged breach of fiduciary duties. The compliant seeks, among other relief, the court’s designation of class action status, a declaration that entry into the merger agreement was in breach of the defendant’s fiduciary duties and therefore was unlawful and unenforceable, and entry of an order enjoining the defendants from taking further action to consummate the proposed merger. Ryan’s and its board of directors believe that the action is without merit and will vigorously defend it.
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
     During fiscal years 2004, 2005 and 2006, we expensed approximately $1.9 million, $3.6 million and $6.0 million, respectively, relating to the impairment of long-lived assets for 17, 29 and 33 restaurants, respectively.
Goodwill
     We test the recoverability of goodwill annually or whenever events or circumstances indicate that the carrying amount may not be recoverable. Goodwill is deemed to be impaired if the fair value of a reporting unit is less than its carrying value. If goodwill is determined to be impaired, the loss is measured as the amount by which the carrying amount of a reporting unit’s goodwill exceeds its implied fair value. The fair value of a reporting unit is an estimate based on assumptions regarding its future cash flows. In the event that these assumptions change in the future, we may be required to record impairment charges related to our goodwill. No impairment charges were recorded in fiscal years 2004, 2005 or 2006.
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
Closed Restaurant Reserve
     We maintain a closed restaurant reserve for restaurants that are no longer being utilized in current operations. The closed restaurant costs are principally comprised of our estimates of lease termination costs and obligations, net of sublease and other cash receipts, and employee termination costs. Many factors including the local business environment, other available lease sites, the ability to secure subleases, the creditworthiness of subtenants, and our success at negotiating early termination agreements with lessors are considered in establishing the accruals. Adjustments to the reserve primarily relate to changes in subtenant income or actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which the changes become known. The store closing reserve (current and noncurrent in aggregate) was $1.5 million and $2.8 million as of June 29, 2005 and June 28, 2006, respectively.
     We closed nineteen underperforming restaurants in fiscal year 2006 and incurred cash charges related to these restaurant closures of approximately $4.2 million. These charges included approximately $3.4 million related to lease termination costs and obligations, $0.4 million related to employee termination costs and $0.4 million related to other associated costs. Non-cash charges related to these closures were approximately $0.3 million. These charges were expensed as incurred pursuant to SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and are recorded in “closed restaurant costs” in the consolidated statements of operations.
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
     Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial reporting amounts and the tax basis of existing assets and liabilities based on currently enacted tax laws and tax rates in effect for the periods in which the differences are expected to reverse. Income tax expense is the tax payable for the quarter, plus or minus the change during the quarter in deferred income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Gift Cards
     Historically, Buffets has sold gift certificates to its guests. Beginning in November 2002, Buffets stopped selling paper gift certificates and began selling gift cards. Proceeds from the sale of gift cards are initially recorded as a liability when received. Revenues from the sale of gift cards at our restaurants are recognized upon redemption. In estimating the related gift card liability, we analyze historical trends to derive our estimates of future gift card redemption patterns. The assumptions and activity are closely monitored for changes in escheatment laws and redemption patterns. We adjust our gift card liability based on historical and expected non-redemption trends. These adjustments are classified within direct and occupancy costs in our consolidated statements of operations. Our gift card/certificate liability was $4.1 million and $4.0 million as of June 29, 2005 and June 28, 2006, respectively.
Results of Operations
     The following discussion reflects our historical results for the fiscal years ended June 29, 2005 and June 28, 2006. If the acquisition of Ryan’s is consummated, future results will not be consistent with our historical results. The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report.

	Year Ended
	June 29,	June 28,
	2005	2006
	(Dollars in thousands)
Significant items that impacted results of operations:
Credit card claim settlement (1)	$—	$(715)
Shareholders’ rights repurchase (2)	—	757
Closed restaurant costs (3)	2,909	6,023
Impairment of assets (4)	3,609	5,964
Loss related to refinancing (5)	856	647
Loss related to early extinguishment of debt (6)	1,923	—

(1)	Credit card claim settlement reflects funds received from the Visa Check/MasterMoney Antitrust Litigation class action lawsuit. The settlement was recorded in direct and occupancy costs within the restaurant costs section of the consolidated statement of operations.

(2)	Shareholders’ rights repurchase reflects the costs of the repurchase of certain rights associated with shares of common stock previously held by former management shareholders who separated from the Company.

(3)	Closed restaurant costs were $6.0 million for fiscal 2006 as compared to $2.9 million for the fiscal 2005. The increase was in large part due to the closure of nineteen under performing restaurants in fiscal 2006 compared with eleven store closures in fiscal 2005. We incurred charges related to these store closures of approximately $4.5 million and $2.1 million in fiscal 2006 and fiscal 2005, respectively. In addition, we incurred charges of approximately $1.5 million and $0.8 million in fiscal 2006 and fiscal 2005, respectively, related to the termination of sublease agreements and other related costs.

(4)	We test property and equipment for impairment annually or whenever events or circumstances indicate that the carrying amount of a restaurant’s assets may not be recoverable. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows, namely as individual restaurants. During fiscal 2006 and 2005, we recognized losses of approximately

$6.0 million and $3.6 million, respectively, related to impairments of the carrying value of our long-lived assets for 33 and 29 under performing restaurants, respectively, as the carrying value of these long-lived assets exceeded their fair value.

(5)	We incurred approximately $0.9 million of costs related to an initial public offering of Income Deposit Securities that was withdrawn due to unfavorable market conditions during the second quarter of fiscal 2005. Effective as of July 28, 2005, we entered into an amendment to Buffets credit agreement and incurred $0.6 million in transaction fees in the first quarter of fiscal 2006.

(6)	During the first quarter of fiscal 2005, we paid approximately $15.7 million to repurchase approximately $14.3 million of Buffets’ 11 1/4% senior subordinated notes at an average price of 106.7%. The difference between the premium purchase price and the discounted carrying value of the senior subordinated notes, as well as the associated write-off of debt issuance costs, was recognized as a loss related to the early extinguishment of debt.
     The following table sets forth our results of operations based on the percentage relationship of the items listed to our restaurant sales during the periods shown:

	Year Ended		Year Ended
	June 29, 2005		June 28, 2006
	(Dollars in thousands)
Restaurant sales	$926,781	100.0%	$963,161	100.0%
Restaurant costs	805,333	86.9	829,576	86.1
Advertising expenses	24,166	2.6	30,637	3.2
General and administrative expenses	43,706	4.7	44,198	4.6
Shareholders’ rights repurchase	—	—	757	0.1
Closed restaurant costs	2,909	0.3	6,023	0.6
Impairment of assets	3,609	0.4	5,964	0.6

Operating income	47,058	5.1	46,006	4.8
Interest expense	48,100	5.2	52,242	5.4
Interest income	(515)	(0.1)	(375)	(0.0)
Loss related to refinancing	856	0.1	647	0.1
Loss related to early extinguishment of debt	1,923	0.2	—	—
Other income	(935)	(0.1)	(994)	(0.1)

Loss before income taxes	(2,371)	(0.3)	(5,514)	(0.6)
Income tax benefit	(187)	—	(742)	(0.1)

Net loss	$(2,184)	(0.2)	$(4,772)	(0.5)

Certain percentage amounts do not sum to total due to rounding.
     The following narrative should be read in conjunction with the significant items that impacted results of operations discussed above.
     Restaurant Sales. Restaurant sales increased $36.4 million, or 3.9%, compared with the fiscal year ended June 29, 2005. Average weekly sales for fiscal 2006 of $53,381 were 6.2% higher than the prior year. Same-store sales for fiscal 2006 increased by 4.6% compared to the prior year, reflecting a 6.1% increase in average check, partially offset by a 1.5% decline in guest traffic. We believe high gasoline prices and rising mortgage interest rates have affected our target customers’ disposable income spending decisions and adversely impacted our guest counts. We believe this impact has been partially mitigated due to the popularity of our enhanced protein offerings. We currently expect same-store sales for the first quarter of fiscal 2007 (the 12-week period ending September 20, 2006) to range between a zero and a one percent decrease versus the comparable period in fiscal 2006.

     Restaurant Costs. Restaurant costs for fiscal 2006 decreased 0.8% as a percentage of sales compared with the prior year. Food costs increased 0.9% as a percentage of sales primarily due to our steak and shrimp promotions, which commenced early in fiscal 2006. Our steak offerings were introduced in the first quarter of fiscal 2006 and were expanded system-wide in the second quarter and further expanded in frequency to six-to-seven days per week during the third quarter. In addition, we expanded the frequency of our shrimp offerings during fiscal 2006.
     Labor costs were 1.6% lower as a percentage of sales in large part due to improved sales leverage, as well as a reduction in workers compensation costs as compared to the prior year. We have a large presence in the California market and a large part of our workers compensation reserve relates to claims in that state. Beginning January 1, 2003, a series of workers’ compensation medical reform bills were enacted in California in an effort to control rapidly increasing medical costs. The last of these reform bills was enacted in April 2004. In late 2004 and early 2005, California’s Division of Workers’ Compensation implemented significant regulatory changes called for by the reform bills, that have subsequently resulted in an overall reduction in the number of claims and the average cost per claim in that state. These trends have favorably impacted our claims experience in the California market, resulting in reductions in our workers’ compensation insurance reserve totaling approximately $4.9 million during fiscal 2006.
     Direct and occupancy costs decreased by 0.1% measured as a percentage of sales versus the prior year primarily due to improved sales leverage attributable to reasonably fixed costs on an improving sales base, offset in part by unfavorable general liability insurance trends. Our claims experience worsened during fiscal 2006 resulting in increases in our general liability insurance reserve totaling approximately $1.9 million. We currently expect that restaurant costs will range between 86.1% and 87.1% as a percentage of sales during the first quarter of fiscal 2007.
     Advertising Expenses. Advertising costs increased 0.6% as a percentage of sales during fiscal 2006 versus the prior year as we significantly increased promotional advertising in conjunction with the expansion of our system-wide steak promotion during the second quarter. This heightened marketing commitment, resulting in media coverage for the majority of the Company’s owned buffet units, served to announce the system-wide introduction of steak offerings. Television advertising was expanded into areas that had previously not received advertising. The scope of advertising was reduced in the third and fourth quarters to a level more consistent with prior years. We expect that advertising costs will range between 3.2% and 3.4% as a percentage of sales during the first quarter of fiscal 2007.
     General and Administrative Expenses. General and administrative expenses decreased 0.1% as a percentage of sales during fiscal 2006 as compared to the prior year. This decrease was largely due to reasonably fixed costs on an improving sales base. We currently expect that general and administrative expenses will range between 4.3% and 4.5% as a percentage of sales for the first quarter of fiscal 2007.
     Interest Expense. Interest expense increased 0.2% as a percentage of sales during fiscal 2006 versus the prior year period primarily due to rising interest rates on our term loans and the impact of higher accretion of non-cash interest expense on our 13 7/8% senior discount notes. We currently expect that interest expense will range between 5.9% and 6.1% as a percentage of sales for the first quarter of fiscal 2007.

     Income Taxes. Income tax benefit increased 0.1% as a percentage of sales for fiscal 2006 versus fiscal 2005 principally due to an increase in loss before income taxes as well as an increase in the effective tax rate. The change in the effective rate of 13.5% for fiscal 2006 compared with 7.9% for the prior year was largely attributable to the impact of stable tax credits on declining pre-tax income. The variance between the effective tax rate and the statutory tax rate was largely attributable to the non-deductibility of a portion of the interest on our 13 7/8% senior discount notes. The increase in the accreted interest related to these notes caused the non-deductible portion of this interest to have a greater impact on the effective rate. In addition, the cumulative impacts of the conversion of one of our subsidiaries to a limited liability company (LLC) in the second quarter and the non-deductibility of the costs related to the repurchase of certain rights associated with shares of common stock previously held by former management shareholders who separated from us during the third quarter of fiscal 2006 increased tax expense. Effective September 22, 2005, OCB Restaurant Co. was converted to OCB Restaurant Company, LLC. In conjunction with this LLC conversion, we recognized a cumulative charge of $368,000 to restate the carrying value of our deferred tax assets, to reflect a lower expected future tax rate. In conjunction with the shareholder rights repurchases, we recognized an income tax charge of $268,000. These increases in tax expense have a decremental impact on the effective tax rate relative to the statutory rate given our tax position of net tax benefits on pre-tax losses.

	Year Ended
	June 30,	June 29,
	2004	2005
	(Dollars in thousands)
Significant items that impacted results of operations:
Closed restaurant costs (1)	1,085	2,909
Impairment of assets (2)	1,878	3,609
Financing-related compensation expenses (3)	2,240	—
Loss related to refinancing (4)	4,776	856
Loss related to early extinguishment of debt (5)	5,275	1,923

(1)	Closed restaurant costs were $2.9 million during fiscal 2005 primarily related to the closure of eleven restaurants as compared to $1.1 million for fiscal 2004 related to the closure of fifteen restaurants. We incurred charges related to these closures of approximately $2.1 million and $0.8 million in fiscal 2005 and fiscal 2004, respectively. In addition, we incurred charges of approximately $0.8 million and $0.3 million related to the termination of sublease agreements and other related costs.

(2)	We test property and equipment for impairment annually or whenever events or circumstances indicate that the carrying amount of a restaurant’s assets may not be recoverable. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows, namely as individual restaurants. During fiscal 2005 and 2004, we recognized losses of approximately $3.6 million and $1.9 million, respectively, related to impairments of the carrying value of our long-lived assets for 29 and 17 under performing restaurants, respectively, as the carrying value of these long-lived assets exceeded their fair value.

(3)	On May 18, 2004, Buffets Holdings issued 13 7/[8]% senior discount notes due 2010 in a Rule 144A offering with a stated aggregate principal amount at maturity (including accreted amounts) of $132.0 million. As part of the transaction fees and expenses related to the offering, we recognized approximately $2.2 million of bonus payments to certain restaurant and corporate employees as financing-related compensation expenses.

(4)	During fiscal 2005, we incurred approximately $0.9 million in costs associated with an initial public offering of Income Deposit Securities that was withdrawn due to unfavorable market conditions. During fiscal 2004, Buffets, Inc. entered into an amended and restated credit facility. In connection with this bank refinancing, we wrote off $4.2 million of debt issuance costs related to the predecessor Credit Facility. In addition, we incurred $0.6 million in transaction fees associated with an uncompleted senior discount note offering.

(5)	During the first quarter of fiscal 2005, we redeemed approximately $14.3 million of Buffets’ 11 1/4% senior subordinated notes at an average price of 106.7%. During the second half of fiscal 2004, we repurchased $29.6 million of 11 1/4% senior subordinated notes at an average price of 110.4%. The difference between the premium purchase price and the discounted carrying value of the senior subordinated notes, as well as the associated write-off of debt issuance costs, was recognized as a loss related to the early extinguishment of debt.

     The following table sets forth our results of operations based on the percentage relationship of the items listed to our restaurant sales during the periods shown:

	Year Ended		Year Ended
	June 30, 2004		June 29, 2005
	(Dollars in thousands)
Restaurant sales	$942,831	100.0%	$926,781	100.0%
Restaurant costs	811,577	86.1	805,333	86.9
Advertising expenses	25,918	2.7	24,166	2.6
General and administrative expenses	42,658	4.5	43,706	4.7
Closed restaurant costs	1,085	0.1	2,909	0.3
Impairment of assets	1,878	0.2	3,609	0.4
Financing-related compensation expenses	2,240	0.2	—	—

Operating income	57,475	6.1	47,058	5.1
Interest expense	39,609	4.2	48,100	5.2
Interest income	(424)	—	(515)	(0.1)
Loss related to refinancing	4,776	0.5	856	0.1
Loss related to early extinguishment of debt	5,275	0.6	1,923	0.2
Other (income)	(1,379)	(0.1)	(935)	(0.1)

Income before income taxes	9,618	1.0	(2,371)	(0.3)
Income tax expense	1,648	0.2	(187)	—

Net income	$7,970	0.8	$(2,184)	(0.2)

Certain percentage amounts do not sum to total due to rounding.
     The following narrative should be read in conjunction with the significant items that impacted results of operations discussed above.
     Restaurant Sales. Restaurant sales for the fiscal year ended June 29, 2005 decreased $16.0 million, or 1.7%, compared with the fiscal year ended June 30, 2004. The decline in sales was impacted by the closure of eleven buffet restaurants, partially offset by the opening of five units over the past year. Although average weekly sales for fiscal 2005 were $50,273, or 0.6% higher than the prior year, same-store sales for fiscal 2005 decreased by 0.6% compared to the prior year, which is comprised of a 3.0% decline in guest traffic partially offset by a 2.4% increase in average check. We attribute the weak sales trends during fiscal 2005 principally to a shift in the timing of the Christmas and New Year holidays to higher-volume weekend days as opposed to lower-volume days in the prior year as well as adverse weather conditions at various times during the year. We also believe high energy costs and uncertain economic conditions affected our target customers’ disposable income spending decisions and adversely impacted our guest counts.
     Restaurant Costs. Restaurant costs for fiscal 2005 increased by 0.8% as a percentage of sales compared with the prior year. Food costs increased 0.5% as a percentage of sales primarily due to commodity pricing pressures in our chicken and dairy product categories. Labor costs were 0.4% lower as a percentage of sales than those experienced in the prior year primarily due to a reduction in our restaurant management headcount. Direct and occupancy costs increased by 0.7% measured as a percentage of sales versus the prior year. The increase was largely attributable to approximately $1.2 million in losses on disposal of assets primarily associated with the cancellation of two new store openings, as well as higher utility costs and leverage issues attributable to reasonably fixed costs on a declining sales base.
     Advertising Expenses. Advertising costs decreased 0.1% as a percentage of sales during fiscal 2005 versus the prior year as we significantly reduced television advertising during December and January.

     General and Administrative Expenses. General and administrative expenses increased 0.2% as a percentage of sales during fiscal 2005 as compared to fiscal 2004. Higher severance expense and professional fees during fiscal 2005 were partially offset by higher bonus expense and 401(k) expense related to employer matching contributions during fiscal 2004.
     Interest Expense. Interest expense increased 1.0% as a percentage of sales during fiscal 2005 versus the prior year primarily due to the issuance of our 13 7/8% senior discount notes issued in May 2004.
     Income Taxes. Income taxes decreased 0.2% as a percentage of sales for the fiscal year ended June 29, 2005 compared to the fiscal year ended June 30, 2004 principally due to a decrease in income before income taxes. The change in the effective tax rate of 7.9% for fiscal 2005 compared with 17.1% for the prior year was largely attributable to declining pre-tax income, resulting in a change in our tax position from tax expense on pre-tax income in fiscal 2004 to net tax benefits on pre-tax losses in fiscal 2005. Given our pre-tax loss position, the non-deductibility of a portion of the interest on our 13 7/8% senior discount notes had a decremental impact on our effective tax rate as compared to the statutory tax rate. Our 13 7/8%senior discount notes were issued on May 2004. Therefore, the amount of non-deductible interest related to these notes was greater in fiscal 2005 than fiscal 2004, resulting in a larger impact on the effective tax rate.
Liquidity and Capital Resources
     We are a holding company with no operations or assets of our own other than the capital stock of our subsidiaries. Operations are conducted through our subsidiaries and our ability to make payments on our 13 7/8% senior discount notes is dependent on the earnings and the distribution of funds from our subsidiaries through loans, dividends or otherwise. However, none of our subsidiaries is obligated to make funds available to us for payment of our 13 7/8% senior discount notes. The terms of our credit facility place restrictions on Buffets’ ability to pay dividends and otherwise transfer assets to us. Further, the terms of the indenture governing Buffets’ senior subordinated notes place restrictions on the ability of Buffets and our other subsidiaries to pay dividends and otherwise transfer assets to us.
     Cash flows generated from our operating activities provide us with a significant source of liquidity. Our sales are primarily for cash or credit and settlement occurs within a few days. Our cash flow from operations is used for debt service payments, capital expenditures, including remodeling initiatives, payments to vendors and general corporate purposes. Vendors are paid on terms ranging from 14 to 35 days. In addition to cash flows from operations, revolving credit loans and swingline loans are available to us under our credit facility. Letters of credit issued under the letter of credit facility are also available to us to support payment obligations incurred for our general corporate purposes. Our favorable vendor terms relative to the timing of our cash receipts allow us to voluntarily accelerate our debt repayments, causing a significant working capital deficit.
     Historically, our capital requirements have been for the development and construction of new restaurants, restaurant refurbishment and the installation of new information systems. We expect these requirements to continue in the foreseeable future.

     Operating Activities. Net cash provided by operating activities in fiscal years 2006, 2005 and 2004 was $49.3 million, $52.7 million and $50.5 million, respectively. Net cash provided by operating activities exceeded the net loss for fiscal years 2006 and 2005 principally due to the effect of depreciation and amortization, accretion of original issue discount and an increase in the loss related to the impairment of assets, partially offset by a deferred income tax benefit. Net cash provided by operating activities exceeded net income for fiscal 2004 primarily due to the effect of depreciation and amortization, a write-off of debt issuance cost related to bank refinancing and a loss related to early extinguishment of debt, partially offset by a decrease in accrued and other liabilities.
     Investing Activities. Net cash used in investment activities in fiscal years 2006, 2005 and 2004 was $32.7 million, $28.5 million and $28.4 million, respectively. Investment activities were largely comprised of capital expenditures for all three fiscal years. During fiscal 2006, remodeling and improvement costs on our existing restaurants accounted for approximately $26.3 million of our capital expenditures. The bulk of the remainder of our capital expenditures during fiscal 2006 were comprised of new construction expenditures. During fiscal 2005, new restaurant construction accounted for approximately $12.5 million of our capital expenditures. The remainder of our capital expenditures during fiscal 2005 were primarily comprised of remodeling and improvement costs on our existing restaurants. During fiscal 2004, our capital expenditures were primarily comprised of $18.2 million in re-image expenditures, with the majority of the remaining expenditures representing remodeling and improvement outlays on our existing restaurants. The re-imaging effort in Fiscal 2004 primarily encompassed upgrades to the restaurant interiors including new wall and floor coverings and extensive décor enhancements. We completed the sale and leaseback of certain leasehold interests and leasehold improvements with respect to one location in fiscal 2004, with net proceeds from the transaction of approximately $2.7 million. The aggregate initial annual rent associated with the sale-leaseback transactions was $0.3 million in fiscal year 2004. We did not recognize a gain or loss on the transaction in 2004. In addition, the net proceeds were greater than the book value of the leasehold assets resulting in a deferred gain of $0.3 million in fiscal year 2004. This deferred gain is being accreted over the life of the respective restaurant lease.
     Financing Activities. Net cash used in financing activities in fiscal years 2006, 2005 and 2004 was $17.0 million, $29.6 million and $11.9 million, respectively. Financing activities consisted primarily of accelerated repayments of debt in all three fiscal years. In addition, Buffets, Inc. completed its partial bond repurchase program in August 2004, cumulatively expending $49.5 million to redeem $43.9 million of senior subordinated notes at an average price of 109.2% over a period of approximately six months. Buffets, Inc. spent $15.7 million during the first quarter of fiscal 2005 to redeem $14.3 million of senior subordinated notes at an average price of 106.7%.
     Future Capital Expenditures. During fiscal 2007, we plan to:
▪	Open one new restaurant with capital outlay of approximately $2.5 million.

▪	Spend approximately $23 million on remodeling and improvement costs that will be capitalized. Remodels incorporate design elements to update the décor of our existing facilities including a lighter, more contemporary interior design and expanded dessert displays. Other improvement costs include a variety of outlays such as new carpet, equipment and minor leasehold improvements and display grill installations.

▪	Spend approximately $1 million on miscellaneous corporate and information systems investments.

▪	Spend approximately $20 million on the repair and maintenance of our existing restaurant locations that will be expensed. This will encompass expenditures to keep equipment in good working order and leasehold improvements in good condition, without substantially extending the economic lives of the underlying assets.

▪	On August 1, 2006, our subsidiary, OCB Restaurant Company, LLC, acquired certain assets and liabilities of North’s Restaurants, Inc. (“North’s”), primarily comprised of five buffet restaurants in California and Oregon. The purchase price was $3.3 million. During the remainder of fiscal 2007, we plan to spend approximately $3.0 million to convert three of these units to HomeTown Buffet® restaurants and one unit to a Tahoe Joe’s Famous Steakhouse® restaurant.

▪	Spend approximately $8 million to $12 million on the integration of Ryan’s and approximately $25 million on capital improvements specifically related to the restaurants we gain in the Ryan’s acquisition.
     In connection with the Merger, Buffets Holdings and Buffets will be required to completely refinance their existing indebtedness. It is anticipated that both the Merger and the refinancing will be funded through a combination of bank debt, senior subordinated debt and real estate financing, for which Buffets has received an aggregate of up to $1.5 billion in commitments.
Tender Offer
     In connection with the Merger, on September 15, 2006, Buffets Holdings commenced a tender offer and consent solicitation for any and all of its 13 7/8% senior discount notes and Buffets commenced a tender offer and consent solicitation for any and all of its 11 1/4% senior subordinated notes. In conjunction with the tender offers, each of Buffets Holdings and Buffets is soliciting consents of holders of a majority in aggregate principal amount or principal amount at maturity, as applicable, of its notes to eliminate substantially all of the restrictive covenants and certain events of default in the indenture under which its notes were issued. The tender offers will expire on October 31, 2006 and the early tender date is October 16, 2006. Holders of in excess of 80% of the aggregate principal amount at maturity of the Buffets Holdings 13 7/8% senior discount notes have agreed to tender their Buffets Holdings 13 7/8% senior discount notes on or prior to the early tender date. See Note 14 to our consolidated financial statements included elsewhere in this report for additional information on the tender offer.
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
Credit Facilities and Other Long Term Debt
     On February 20, 2004, Buffets entered into an amended and restated senior credit facility (“Credit Facility”). The Credit Facility provides for total borrowings of up to $310.0 million, including (i) a $230.0 million term loan, (ii) a $30.0 million revolving credit facility, (iii) a $20.0 million letter of credit facility, and (iv) a $30.0 million synthetic letter of credit facility. The terms of the Credit Facility permit us to borrow, subject to availability and certain conditions, incremental term loans or to issue additional notes in an aggregate amount up to $25.0 million. As of June 28, 2006, the outstanding balance of the term loan was $182.1 million.
     Effective as of July 28, 2005, we entered into an amendment to our Credit Facility. The amendment relaxed the interest coverage and maximum leverage ratios of the Credit Facility with which Buffets is required to comply. The amendment also added a repricing protection clause relating to the prepayment of term loans borrowed under the Credit Facility. The repricing protection provided that Buffets must pay a 1% prepayment premium on all such prepayments prior to January 27, 2006. No such prepayments occurred prior to January 27, 2006.
     Effective as of September 13, 2006, we entered into Amendment No. 2 to the Credit Facility. This Amendment No. 2 relaxed the interest coverage and leverage ratios of the Credit Facility with which Buffets is required to comply.

     As of June 28, 2006, we had $38.7 million in outstanding letters of credit, which expire through November 15, 2007. As of June 28, 2006, total borrowing availability was $41.3 million, which is comprised of a revolving credit facility of $30.0 million and letter of credit facilities of $11.3 million.
     On June 28, 2002, Buffets’ issued $230.0 million in aggregate principal amount of its 11 1/4% senior subordinated notes due July 15, 2010 at 96.181%. Interest on Buffets’ senior subordinated notes is payable semi-annually on January 15 and July 15 of each year. Beginning on July 15, 2006, we were entitled to redeem some or all of Buffets’ senior subordinated notes, at certain specified prices, at any time. As of June 28, 2006, the carrying value of Buffets’ senior subordinated notes was $180.5 million.
     On May 18, 2004, Buffets Holdings issued $132.0 million in aggregate principal amount at maturity of its 13 7/8% senior discount notes due December 15, 2010. Buffets Holdings senior discount notes were issued at a discount to their aggregate principal amount at maturity. Prior to July 31, 2008, interest will accrue on Buffets Holdings senior discount notes in the form of an increase in the accreted value of those notes. The accreted value of Buffets Holdings’ senior discount notes will increase until July 31, 2008 at a rate of 13 7/8% per annum. After this date, cash interest on Buffets Holdings’ senior discount notes will accrue and be payable on January 31 and July 31 of each year at a rate of 13 7/8% per annum. If Buffets Holdings fails to meet certain leverage ratio tests on or about July 31, 2006 or July 31, 2008, additional interest will accrue on the senior discount notes from that date at a rate of 1% per annum, up to a maximum of 2% per annum. As of July 31, 2006, Buffets Holdings did not meet the leverage ratio test. Therefore, additional interest will accrue from July 31, 2006 on our senior discount notes at a rate of 1% per annum. As of June 28, 2006, the carrying value of Buffets Holdings’ senior discount notes was $100.0 million.
Contractual Obligations
     The following table provides aggregate information about our material contractual payment obligations and the fiscal year in which these payments are due:
Payments Due by Fiscal Year

	2007	2008	2009	2010	2011	Thereafter	Total
	(in thousands)
Long-term debt(1)	$1,862	$2,328	$177,863	$—	$316,665	$—	$498,718
Interest (2)	20,775	20,775	29,933	39,090	26,413	—	136,986
Operating leases(3)	53,211	51,640	47,986	41,369	34,382	214,621	443,209
Advisory fees(4)	2,100	2,000	2,000	2,000	2,000	—	10,100
Purchase obligations(5)	11,337	—	—	—	—	—	11,337

Total contractual cash obligations	$89,285	$76,743	$257,782	$82,459	$379,460	$214,621	$1,100,350

(1)	Long-term debt payments for fiscal years 2007 through 2009 represent the required principal payments on our variable-rate credit facility. Long-term debt payments in fiscal year 2011 represent the aggregate principal amounts due on Buffets’ 11 1/4% senior subordinated notes and our 13 7/[8]% senior discount notes, at face value, including aggregate carrying value of $280.5 million as of June 28, 2006 and aggregate accretion from that date through maturity of $36.2 million. Debt payments could be accelerated upon violation of debt covenants. We believe the likelihood of debt covenant violations to be remote. See Note 5 to our consolidated financial statements included elsewhere in this report for details of our long-term obligations.

(2)	Amounts represent contractual interest payments on our fixed-rate debt instruments. Interest payments on our variable-rate term loan facility are excluded. The borrowings under the term loan facility bear interest, at Buffets, Inc.’s option, at either adjusted LIBOR plus 3.50% or at an alternate base rate plus 2.50%, subject to a leverage-based pricing grid. The base rate is the greater of Credit Suisse First Boston’s prime rate, or the federal funds effective rate plus one-half of one percent. The term loan facility matures on June 28, 2009. Interest payments are due quarterly. The interest rate, at LIBOR plus 3.50%, was 8.2% as of June 28, 2006. The borrowings due under the term loan facility are payable in equal quarterly installments in an annual amount equal to 1% of the term loan during each of the first four and a half years of the loan, with the remaining balance payable due in equal quarterly installments during the last year of the loan. See Note 5 to our consolidated financial statements included elsewhere in this report for details of our long-term obligations.

(3)	Operating leases is comprised of minimum rents and contingent rents. Operating leases have not been reduced by minimum sublease rentals of approximately $11.6 million. See Note 10 to our consolidated financial statements included elsewhere in this report for details of our operating lease obligations.

(4)	The advisory fees comprise our contractual obligation to pay annual advisory fees to each of Roe H. Hatlen, Sentinel Capital Partners, L.L.C. and Caxton-Iseman Capital. See “Certain Relationships and Related Transactions.” Under the terms of these agreements, Mr. Hatlen and Sentinel Capital are each paid a fixed annual fee. The fee of Caxton-Iseman is calculated as a percentage of our earnings before interest, taxes, depreciation and amortization, which in fiscal 2005 resulted in a payment of $1.8 million. This figure has been used as an estimate for our obligations under that agreement for fiscal 2007 and each fiscal year thereafter. The agreements with Caxton-Iseman and Sentinel Capital are of perpetual duration, and hence no estimate of the aggregate amount of future obligations (represented in the “Thereafter” column, above) is provided.

(5)	In determining purchase obligations for this table we used our interpretation of the definition set forth in the SEC Final Rule, Disclosure in Management’s Discussion and Analysis about Off-Balance Sheet Arrangements and Aggregate Contractual Obligations, which states, “a ‘purchase obligation’ is defined as an agreement to purchase goods or services that is enforceable and legally binding on the registrant and that specifies all significant terms, including: fixed minimum quantities to be purchased; fixed, minimum or variable/price provisions, and the approximate timing of the transaction.” In applying this definition, we have only included purchase obligations to the extent the failure to perform would result in formal recourse against the Company. Accordingly, certain procurement arrangements that indicate we are to purchase future items are included, but only to the extent they include a recourse provision for our failure to purchase.
Other Commercial Commitments
     The following table provides aggregate information about our commercial commitments and the fiscal year in which they expire:
Amount of Commitment Expiration by Fiscal Year

	2007	2008	2009	2010	Thereafter	Total
	(in thousands)
Letters of credit(1)	$38,617	$118	$—	$—	$—	$38,735

Total commercial commitments	$38,617	$118	$—	$—	$—	$38,735

(1)	Our outstanding letters of credit expire at various times with final expirations in November 2007. As of June 28, 2006, total borrowing availability was $41.3 million, which is comprised of a revolving credit facility of $30.0 million and letter of credit facilities of $11.3 million.
Seasonality and Quarterly Fluctuations
     Our sales are seasonal, with a lower percentage of annual sales occurring in most of our current market areas during the winter months. Generally, restaurant sales per unit are lower in the winter months, our third fiscal quarter ending in April of each year. The impact of these reduced average weekly sales are mitigated in our quarterly data presentations through the inclusion of sixteen weeks in the quarter ending in early April of each year, compared to only twelve or thirteen weeks in each of the other fiscal quarters. Our restaurant sales may also be affected by unusual weather patterns, particularly during the winter months, major world events or matters of public interest that compete for customers’ attention.
New Accounting Standards
     In June 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, which is the beginning of our fiscal year 2007. We do not believe that the adoption of SFAS No. 154 will have a material impact on our results of operations or financial position.
     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets.” SFAS No. 153 amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for fiscal years beginning after June 15, 2005, which is the beginning of our fiscal year 2007. We do not believe that the adoption of SFAS No. 153 will have a material impact on our results of operations or financial position.
     In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” This statement requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. SFAS No. 123(R) is effective as of the beginning of the first annual reporting period after December 15, 2005, which is the beginning of our fiscal year 2007. Pursuant to SFAS No. 123(R), we are a non-public entity and all outstanding equity compensation awards as of the adoption date will be accounted for in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Subsequent to the adoption date, the issuance of new awards and modification to existing awards will be accounted for in accordance with SFAS No. 123(R). We do not believe the impact of the adoption of SFAS No. 123(R) will have a material impact on our results of operations or financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Quantitative and Qualitative Disclosures about Market Risk
     Interest Rate Risks. We have interest rate exposure relating to the variable portion of our long-term obligations. Buffets’ 11 1/4% senior subordinated notes and Buffets Holdings’ 13 7/8% senior discount notes are fixed rate instruments, while the interest rates on the term loans under the Credit Facility are variable. Based on the terms of the Credit Facility, a 1% change in interest rates on our variable rate debt would have resulted in our interest rate expense fluctuating by approximately $2.2 million for fiscal 2005 and $1.9 million for fiscal 2006. Our interest rate risk under our Credit Facility was mitigated, in part, by an interest rate cap purchased on November 25, 2002 with a notional value of $15 million and a 5% LIBOR strike price that expired on June 30, 2004.
     Food Commodity Risks. Many of the food products purchased by us are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are outside our control. To control this risk in part, we have fixed price purchase commitments with terms of one year or less for some key food and supplies from vendors who supply our national food distributor. In addition, we believe that substantially all of our food and supplies are available from several sources, which helps to control food commodity risks. We believe we have the ability to increase menu prices, or vary the menu items offered, if needed, in response to food product price increases within the range that has been experienced historically. To compensate for a hypothetical price increase of 10% for food and beverages, we would need to increase menu prices by an average of approximately 3%. Our average menu price increases were approximately 3% for fiscal 2005 and 6% for fiscal 2006. Accordingly, we believe that a hypothetical 10% increase in food product costs would not have a material effect on our operating results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders of Buffets Holdings, Inc. and Subsidiaries:
We have audited the accompanying consolidated balance sheets of Buffets Holdings, Inc. (a Delaware Corporation) and Subsidiaries (the “Company”) as of June 28, 2006 and June 29, 2005, and the related consolidated statements of operations, changes in shareholders’ equity (deficit), and cash flows for each of the years ended June 28, 2006, June 29, 2005 and June 30, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Buffets Holdings, Inc. and Subsidiaries as of June 28, 2006 and June 29, 2005 and the results of their operations and their cash flows for the years ended June 28, 2006, June 29, 2005 and June 30, 2004 in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche
Minneapolis, Minnesota
September 19, 2006

BUFFETS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 29,	June 28,
	2005	2006
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,662	$20,219
Receivables	6,632	4,879
Inventories	18,957	18,926
Prepaid expenses and other current assets	6,318	5,384
Deferred income taxes	12,533	10,324

Total current assets	65,102	59,732
PROPERTY AND EQUIPMENT, net	146,653	141,404
GOODWILL	312,163	312,163
DEFERRED INCOME TAXES	8,195	13,683
OTHER ASSETS, net	12,910	11,514

Total assets	$545,023	$538,496

LIABILITIES AND SHAREHOLDER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$44,883	$48,101
Accrued liabilities (Note 4)	69,581	68,344
Income taxes payable	6,990	6,977
Current maturities of long-term debt	2,016	1,862

Total current liabilities	123,470	125,284
LONG-TERM DEBT, net of current maturities	464,178	460,652
DEFERRED LEASE OBLIGATIONS	28,375	28,356
OTHER LONG-TERM LIABILITIES	7,369	7,355

Total liabilities	623,392	621,647

COMMITMENTS AND CONTINGENCIES (Note 10)
SHAREHOLDER’S DEFICIT:
Preferred stock, $.01 par value; 1,100,000 shares authorized; none issued and outstanding as of June 29, 2005 and June 28, 2006	—	—
Common stock, $.01 par value; 3,600,000 shares authorized; shares issued and outstanding of 3,175,135 as of June 29, 2005 and 3,104,510 as of June 28, 2006	32	31
Additional paid in capital	14	5
Accumulated deficit	(78,415)	(83,187)

Total shareholder’s deficit	(78,369)	(83,151)

Total liabilities and shareholder’s deficit	$545,023	$538,496

The accompanying notes are an integral part of these consolidated financial statements.

BUFFETS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	June 30,	June 29,	June 28,
	2004	2005	2006
	(In thousands)
RESTAURANT SALES	$942,831	$926,781	$963,161
RESTAURANT COSTS:
Food	307,807	307,087	327,244
Labor	287,203	278,991	274,652
Direct and occupancy	216,567	219,255	227,680

Total restaurant costs	811,577	805,333	829,576
ADVERTISING EXPENSES	25,918	24,166	30,637
GENERAL AND ADMINISTRATIVE EXPENSES	42,658	43,706	44,198
SHAREHOLDERS’ RIGHTS REPURCHASE	—	—	757
CLOSED RESTAURANT COSTS	1,085	2,909	6,023
IMPAIRMENT OF ASSETS	1,878	3,609	5,964
FINANCING-RELATED COMPENSATION EXPENSES	2,240	—	—

OPERATING INCOME	57,475	47,058	46,006
INTEREST EXPENSE	39,609	48,100	52,242
INTEREST INCOME	(424)	(515)	(375)
LOSS RELATED TO REFINANCING	4,776	856	647
LOSS RELATED TO EARLY EXTINGUISHMENT OF DEBT	5,275	1,923	—
OTHER INCOME	(1,379)	(935)	(994)

INCOME (LOSS) BEFORE INCOME TAXES	9,618	(2,371)	(5,514)
INCOME TAX EXPENSE (BENEFIT)	1,648	(187)	(742)

Net income (loss)	$7,970	$(2,184)	$(4,772)

The accompanying notes are an integral part of these consolidated financial statements.

BUFFETS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (DEFICIT)

						Retained
					Additional	Earnings
	Preferred Stock		Common Stock		Paid-In	(Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit)	Total
	(In thousands, except share data)
BALANCE, July 2, 2003	—	$—	3,187,985	$32	$—	$(22,842)	$(22,810)
Issuance of stock	—	—	21,250	—	241	—	241
Purchase of treasury stock	—	—	(23,563)	—	(209)	(171)	(380)
Dividends	—	—	—	—	(32)	(60,905)	(60,937)
Net income	—	—	—	—	—	7,970	7,970

BALANCE, June 30, 2004	—	—	3,185,672	32	—	(75,948)	(75,916)
Issuance of stock	—	—	144,150	1	14	—	15
Purchase of treasury stock	—	—	(154,687)	(1)	—	(283)	(284)
Net loss	—	—	—	—	—	(2,184)	(2,184)

BALANCE, June 29, 2005	—	—	3,175,135	32	14	(78,415)	(78,369)
Purchase of treasury stock	—	—	(70,625)	(1)	(9)	—	(10)
Net loss	—	—	—	—	—	(4,772)	(4,772)

BALANCE, June 28, 2006	—	$—	3,104,510	$31	$5	$(83,187)	$(83,151)

The accompanying notes are an integral part of these consolidated financial statements.

BUFFETS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	June 30,	June 29,	June 28,
	2004	2005	2006
	(In thousands)
OPERATING ACTIVITIES:
Net income (loss)	$7,970	$(2,184)	$(4,772)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	33,807	32,247	32,067
Amortization of debt issuance costs	1,370	1,386	1,532
Write-off of debt issuance costs	4,201	—	—
Accretion of original issue discount	2,049	11,906	13,336
Loss related to early extinguishment of debt	5,275	1,923	—
Deferred income taxes	1,200	(3,780)	(3,279)
Loss on disposal of assets	305	2,280	1,218
Impairment of assets	1,878	3,609	5,964
Changes in assets and liabilities:
Receivables	(235)	331	1,753
Inventories	(674)	(683)	(703)
Prepaid expenses and other current assets	2,795	(1,074)	1,283
Accounts payable	(497)	1,704	2,189
Accrued and other liabilities	(8,698)	2,551	(1,270)
Income taxes payable	(256)	2,459	(13)

Net cash provided by operating activities	50,490	52,675	49,305

INVESTING ACTIVITIES:
Proceeds from sale leaseback transactions	2,710	—	—
Purchase of property and equipment	(33,007)	(29,131)	(31,346)
Collections on notes receivable	813	733	1,062
Acquisition of 20% minority interest in Tahoe Joe’s Inc.	(370)	—	—
Sale (purchase) of other assets	1,471	(73)	(2,438)

Net cash used in investing activities	(28,383)	(28,471)	(32,722)

BUFFETS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Year Ended
	June 30,	June 29,	June 28,
	2004	2005	2006
	(In thousands)
FINANCING ACTIVITIES:
Repayment of debt	$(172,953)	$(29,781)	$(17,016)
Redemption of subordinated notes	(27,364)	—	—
Repurchase of common stock	(380)	(284)	(10)
Proceeds from issuance of common stock	241	15	—
Proceeds from issuance of senior discount notes	75,073	—	—
Unrestricted cash proceeds from credit facility	195,300	—	—
Initial restricted cash proceeds from credit facility	34,700	—	—
Restricted cash proceeds from credit facility available as of year end	(16,228)	—	—
Reduction of restricted cash available for early extinguishment of debt	—	16,228	—
Use of restricted cash for early extinguishment of debt	(18,472)	(15,736)	—
Use of unrestricted cash for early extinguishment of debt	(15,300)	—	—
Dividends	(60,937)	—	—
Debt issuance costs	(5,570)	(56)	—

Net cash used in financing activities	(11,890)	(29,614)	(17,026)

NET CHANGE IN CASH AND CASH EQUIVALENTS	10,217	(5,410)	(433)
CASH AND CASH EQUIVALENTS, beginning of period	15,855	26,072	20,662

CASH AND CASH EQUIVALENTS, end of period	$26,072	$20,662	$20,219

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of capitalized interest of $280, $538 and $330, respectively)	$37,286	$32,530	$37,242

Income taxes	$700	$1,130	$2,549

The accompanying notes are an integral part of these consolidated financial statements.

BUFFETS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Nature of Organization
Company Background
     Buffets Holdings, Inc., a Delaware corporation, was formed to acquire 100 percent of the common stock of Buffets, Inc. and its subsidiaries in a buyout from public shareholders on October 2, 2000 (the Acquisition). Buffets Holdings, Inc. and subsidiaries (Buffets Holdings) and Buffets, Inc. and subsidiaries are collectively referred to as “the Company” in these Notes to Consolidated Financial Statements. Buffets, Inc., a Minnesota corporation, is the principal operating subsidiary of Buffets Holdings.
Description of Business
     The Company owns and operates a chain of restaurants in the United States under the names of Old Country Buffet®, Country Buffet®, HomeTown Buffet®, Granny’s BuffetSM and Tahoe Joe’s Famous Steakhouse®. The Company, operating principally in the family dining segment, owned and operated 338 restaurants (329 family buffet restaurants) and franchised eighteen restaurants operating as of June 28, 2006.
Principles of Consolidation
     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation.
Fiscal Year
     The Company’s fiscal year is comprised of 52 or 53 weeks divided into four fiscal quarters of twelve, twelve, sixteen, and twelve or thirteen weeks, respectively. All references herein to “2006” represent the 52-week period ended June 28, 2006. All references herein to “2005” represent the 52-week period ended June 29, 2005. All references herein to “2004” represent the 52-week period ended June 30, 2004.
Reclassifications
     Certain amounts shown in the prior-period consolidated financial statements have been reclassified to conform with the current period consolidated financial statement presentation. These reclassifications had no effect on net income (loss) or shareholder’s equity (deficit) as previously presented.

2. Summary of Significant Accounting Policies
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
Inventories
     Inventories, consisting primarily of food, beverage, china and smallwares for each restaurant location, are stated at the lower of cost or market. Cost is determined by the first-in, first-out method (FIFO) for food and beverage inventories. China and smallwares are stated at their original cost and subsequent additions and replacements are expensed as purchased.
Property and Equipment
     Property and equipment are stated at cost. Depreciation is accounted for using the straight-line method. Equipment is depreciated over estimated useful lives, ranging from three to ten years. Leasehold improvements are amortized over the shorter of their useful lives or terms of the related leases, which are generally ten to fifteen years. Buildings are depreciated over estimated useful lives, generally 39 1 / 2 years.
     Normal maintenance and repairs are charged to expense as incurred. Major improvements to buildings and equipment, which extend the useful life of an item, are capitalized and depreciated. The cost and accumulated depreciation of property and equipment retired or otherwise disposed of are removed from the related accounts, and any residual values are charged or credited to income.
     Property and equipment was as follows (in thousands):

	June 29,	June 28,
	2005	2006
Land	$762	$762
Buildings	3,082	3,082
Equipment	139,791	151,622
Leasehold improvements	148,681	155,034
Accumulated depreciation and amortization	(145,663)	(169,096)

	$146,653	$141,404

The Company sold one location in 2004. The Company leased the restaurant back applying provisions of Statement of Financial Accounting Standards (SFAS) No. 98, “Accounting for Leases.” Net proceeds from the transaction were approximately $2.7 million. The aggregate initial annual rent associated with the sale and leaseback transaction was $0.3 million. The Company did not recognize a gain or loss on the transaction in 2004. In addition, the net proceeds were greater than the book value of the leasehold assets resulting in a deferred gain of $0.3 million in 2004. The deferred gain is being accreted over the life of the respective restaurant lease. The Company does not have any continuing involvement with the sale and leaseback location. This lease is accounted for as an operating lease.
Goodwill
     The Company tests the recoverability of goodwill annually or whenever events or circumstances indicate that the carrying amount may not be recoverable. Goodwill is deemed to be impaired if the fair value of a reporting unit is less than its carrying value. If goodwill is determined to be impaired, the loss is measured as the amount by which the carrying amount of a reporting unit’s goodwill exceeds its implied fair value. The fair value of a reporting unit is an estimate based on assumptions regarding its future cash flows. In the event that these assumptions change in the future, the Company may be required to record impairment charges related to its goodwill. No impairment charges were recorded in fiscal years 2004, 2005 or 2006.
Other Assets
     Other assets consist principally of debt issuance costs, notes receivable and other intangibles net of accumulated amortization of $2.5 million and $4.0 million as of June 29, 2005 and June 28, 2006, respectively. Debt issuance costs are the capitalized costs incurred in conjunction with amending the Credit Facility and issuing senior subordinated, and senior discount, notes. The debt issuance costs are being amortized over the terms of the financing arrangements using the effective interest method. Other intangibles include trademarks, franchise fees and liquor licenses. Trademarks and franchise fees are fully amortized as of June 28, 2006. Liquor licenses are not amortized, as they have indefinite lives. Notes receivable principally arose from the sale of certain restaurant facilities. Long-term and short-term notes receivable collectively totaled $1.9 million as of June 29, 2005 and $0.8 million as of June 28, 2006. The notes receivable had due dates between 2006 and 2008.
     The gross carrying amount and accumulated amortization of each major intangible asset class was as follows (in thousands):

	Franchise Fees		Trademarks		Liquor Licenses		Total
	Gross		Gross		Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization	Amount	Amortization	Amount	Amortization
BALANCE, July 2, 2003	69	(44)	34	(21)	317	(25)	420	(90)
FY 2004 Activity:
Amortization	—	(12)	—	(8)	—	—	—	(20)
Additions	—	—	—	—	28	—	28	—

BALANCE, June 30, 2004	69	(56)	34	(29)	345	(25)	448	(110)
FY 2005 Activity:
Amortization	—	(9)	—	(5)	—	—	—	(14)
Additions	—	—	—	—	—	—	—	—

BALANCE, June 29, 2005	$69	$(65)	$34	$(34)	$345	$(25)	$448	$(124)

FY 2006 Activity:
Amortization	—	(4)	—	—	—	—	—	(4)
Additions	—	—	—	—	—	—	—	—

BALANCE, June 28, 2006	$69	$(69)	$34	$(34)	$345	$(25)	$448	$(128)

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
     During fiscal years 2004, 2005 and 2006, the Company recognized losses of approximately $1.9 million, $3.6 million and $6.0 million, respectively, relating to the impairment of the carrying value of long-lived assets for 17, 29 and 33 restaurants, respectively.
Insurance Reserves
     The Company carries insurance reserves for exposure related to the workers compensation, general liability, medical and dental programs. The Company effectively self-insures a significant portion of certain risks through the use of large self-insured retentions combined with stop loss coverage, or by maintaining large deductibles on traditional policies of insurance. The self-insurance liability represents an estimate of the ultimate cost of claims incurred and unpaid as of the balance sheet date, including both reported claims and claims that have been incurred but not reported. The estimated liability is established based upon historical claims data and third-party actuarial estimates of settlement costs for incurred claims. The Company’s estimates include judgments and independent actuarial assumptions regarding economic conditions, the frequency and severity of claims and claim development patterns and settlement practices. These estimates and assumptions are monitored and adjusted when warranted by changing circumstances. Changes in these factors may produce materially different amounts of expense and liabilities that would be reported under these insurance programs.
Closed Restaurant Reserve
     The Company maintains a closed restaurant reserve for restaurants that are no longer being utilized in current operations. The closed restaurant costs are principally comprised of the Company’s estimates of lease termination costs and obligations, net of sublease and other cash receipts, and employee termination costs. Many factors including the local business environment, other available lease sites, the ability to secure subleases, the creditworthiness of subtenants, and the Company’s success at negotiating early termination agreements with lessors are considered in establishing the accruals. Adjustments to the reserve primarily relate to changes in subtenant income or actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which the changes become known. The closed restaurant reserve (current and noncurrent in aggregate) was $1.5 million and $2.8 million as of June 29, 2005 and June 28, 2006, respectively.

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
     The Company recognizes franchise income for royalty fees and initial franchise fees received from franchisees. Initial fees are recognized as income when required obligations under the terms of the franchise agreement are fulfilled. Royalty fees are based on gross sales and are recognized in income as sales are generated. Franchise income was $1.0 million for 2004 and $0.9 million for both fiscal 2005 and 2006, respectively. Franchise income is included in other income in the accompanying consolidated statements of operations.
     Historically, Buffets, Inc. has sold gift certificates to its guests. Beginning in November 2002, Buffets, Inc. stopped selling paper gift certificates and began selling gift cards. Proceeds from the sale of gift cards are initially recorded as a liability when received. Revenues from the sale of gift cards are recognized upon redemption. In estimating the related gift card liability, the Company analyzes historical trends to derive its estimates of future gift card redemption patterns. The assumptions and activity are closely monitored for changes in escheatment laws and redemption patterns. The Company adjusts its gift card/certificate liability based on historical and expected non-redemption trends. These adjustments are classified within direct and occupancy costs in the consolidated statements of operations. The gift card liability was $4.1 million and $4.0 million as of June 29, 2005 and June 28, 2006, respectively.
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
Fair Value Disclosure of Financial Instruments
     The Company’s financial instruments consist of cash and cash equivalents, receivables, notes receivable, accounts payable and long-term debt. The following methods were used in estimating the fair value of each class of financial instrument:
     For cash equivalents, receivables and accounts payable, the carrying amounts approximate fair value because of the short duration of these financial instruments. The fair value of notes receivable is estimated based on the present value of expected future cash flows discounted at the interest rate currently offered by the Company, which approximates rates currently being offered by local lending institutions for loans of similar terms to companies of comparable credit risk. The carrying value of notes receivable approximates fair value.
     The fair value of the Company’s variable interest rate debt is estimated by discounting future cash flows for these instruments using the Company’s expected borrowing rate for debt of comparable risk and maturity. The rate on the Company’s variable interest rate debt approximates rates currently being offered by lending institutions for loans of similar terms to companies of comparable credit risk. The fair value of fixed interest rate debt is estimated based on quoted prices for those or similar instruments.
     The fair value of the Company’s long-term debt, including current portion, was $469.2 million and $476.1 million as of June 29, 2005 and June 28, 2006, respectively.
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
     The following table shows the effect on net income (loss) had the Company applied the fair value expense recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands):

	For the Year Ended
	June 30,	June 29,	June 28,
	2004	2005	2006
Net income (loss) as reported	$7,970	$(2,184)	$(4,772)
Compensation expense recorded in the financial statements, net of tax effect	—	—	—
Pro forma compensation expense under the provisions of SFAS No. 123, net of tax effect	(9)	—	—

Pro forma	$7,961	$(2,184)	$(4,772)

Weighted-average fair value per share of options granted	$0.32	$—	$—

     To determine compensation expense under the fair value method, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The principal assumptions used in applying the Black-Scholes model were as follows:

	For the Year Ended
	June 30,	June 29,	June 28,
	2004	2005	2006
Risk-free interest rate	1.32%	3.07%	3.93%
Expected volatility	0.0%	0.0%	0.0%
Expected dividend yield	0.0%	0.0%	0.0%
Expected life in years	1.8	0.8	0.3
     The Company’s stock-based compensation plans are described in more detail in Note 6.
3. Recent Accounting Pronouncements
     In June 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, which is the beginning of our fiscal year 2007. We do not believe that the adoption of SFAS No. 154 will have a material impact on our results of operations or financial position.

     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets.” SFAS No. 153 amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for fiscal years beginning after June 15, 2005, which is the beginning of our fiscal year 2007. We do not believe that the adoption of SFAS No. 153 will have a material impact on our results of operations or financial position.
     In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” This statement requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. SFAS No. 123(R) is effective as of the beginning of the first annual reporting period after December 15, 2005, which is the beginning of our fiscal year 2007. Pursuant to SFAS No. 123(R), we are a non-public entity and all outstanding equity compensation awards as of the adoption date will be accounted for in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Subsequent to the adoption date, the issuance of new awards and modification to existing awards will be accounted for in accordance with SFAS No. 123(R). We do not believe the impact of the adoption of SFAS No. 123(R) will have a material impact on our results of operations or financial position.
4. Accrued Liabilities
     Accrued liabilities consisted of the following (in thousands):

	June 29,	June 28,
	2005	2006
Accrued compensation	$17,417	$17,634
Accrued workers’ compensation	17,388	12,520
Accrued interest	13,100	13,552
Accrued insurance	6,427	8,178
Accrued sales, use and property taxes	6,105	6,348
Unearned revenue	4,053	3,998
Closed restaurant reserve, current portion	861	1,685
Accrued other	4,230	4,429

	$69,581	$68,344

Accrued Workers’ Compensation Liability
     The Company has a large presence in the California market and a large part of its workers compensation reserve relates to claims in that state. Beginning January 1, 2003, a series of workers’ compensation medical reform bills were enacted in California in an effort to control rapidly increasing medical costs. The last of these reform bills was enacted in April 2004. In late 2004 and early 2005, California’s Division of Workers’ Compensation implemented significant regulatory changes called for by the reform bills, that have subsequently resulted in an overall reduction in the number of claims and the average cost per claim in that state. These trends have favorably impacted the Company’s claims experience in the California market, resulting in reductions in the Company’s accrued workers’ compensation liability totaling approximately $4.9 million during fiscal 2006. The impact of this favorable reduction in the reserve is recorded in the labor line item within the restaurant costs section of the consolidated statement of operations for the year ended June 28, 2006.

Closed Restaurant Reserve
     Activity recorded in the closed restaurant reserve related to store closings identified and recognized prior to December 31, 2002 has been recorded in accordance with Emerging Issues Task Force (EITF) 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” and EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Closed restaurant costs incurred subsequent to December 31, 2002 have been provided in accordance with SFAS No. 146 (SFAS 146), “Accounting for Costs Associated with Exit or Disposal Activities.”
     The store closing costs are principally comprised of lease termination costs and obligations, net of sublease and other cash receipts. Employee termination costs are recognized in the period that the closure is communicated to the affected employees.
     The following table summarizes closed restaurant reserve activity by type of cost for the past two fiscal years (in thousands):

	For the Year Ended
	June 29,	June 28,
	2005	2006
BALANCE, beginning of period (current and noncurrent in aggregate)	$1,442	$1,499
Additions:
Lease obligations charged to earnings	1,177	4,847
Employee termination benefits charged to earnings	223	444
Reductions:
Cash payments:
Lease termination costs and obligations	1,120	3,570
Employee severance benefits	223	444

BALANCE, end of period (current and noncurrent in aggregate)	$1,499	$2,776

     In addition to lease obligation and employee termination costs the Company incurred closed restaurant costs of $1.5 million and $0.7 million for fiscal years 2005 and 2006, respectively, related to incremental cash and non-cash charges that were directly expensed.
     The following table summarizes planned and actual restaurant closing activity for the past two fiscal years:

	For the Year Ended
	June 29,	June 28,
	2005	2006
Number of restaurants:
Expected to close as of the beginning of the period	7	4
Closed during the period	11	19
Identified for closure during the period	8	16

Expected to close as of the end of the period	4	1

	For the Year Ended
	June 29,	June 28,
	2005	2006
Number of employees:
Expected to be terminated as of the beginning of the period	245	140
Terminated during the period	385	665
Identified for termination during the period	280	560

Expected to be terminated as of the end of the period	140	35

     The remaining closed restaurant reserves (current and noncurrent in aggregate) are expected to be paid, or incurred, by year as follows (in thousands):

2007	$1,685
2008	533
2009	365
2010	177
2011	15
Thereafter	1

$2,776

     The Company closed nineteen underperforming restaurants in fiscal 2006. Cash charges were incurred related to these restaurant closures of approximately $4.2 million. These charges included approximately $3.4 million related to lease termination costs and obligations, $0.4 million related to employee termination costs and $0.4 million related to other associated costs. Non-cash charges related to these closures for fiscal 2006 were approximately $0.3 million. These charges were expensed as incurred pursuant to SFAS 146 and are recorded in “closed restaurant costs” in the consolidated statements of operations.
5. Long-Term Debt
     Long-term debt outstanding was as follows (in thousands):

	June 29,	June 28,
	2005	2006
Buffets, Inc.
Credit Facility:
Revolving credit facility	$—	$—
Term loan, interest at LIBOR plus 3.50%, due Quarterly through June 28, 2009 (interest rate at 8.2% as of June 28, 2006)	199,069	182,053

Total Credit Facility	199,069	182,053
Senior subordinated notes, interest at 11.25%, due July 15, 2010, net of discount of $4,979 at June 29, 2005 and $4,195 at June 28, 2006	179,686	180,470

Total long-term debt at Buffets, Inc.	378,755	362,523

Buffets Holdings, Inc.
Senior discount notes, interest at 13.875%, due December 15, 2010, net of discount of $44,561 at June 29, 2005 and $32,009 at June 28, 2006	87,439	99,991

Grand total long-term debt	466,194	462,514
Less — Current maturities	2,016	1,862

	$464,178	$460,652

     As of June 28, 2006, future maturities of long-term debt by year were as follows (in thousands):

2007	$1,862
2008	2,328
2009	177,863
2010	—
2011	316,665
Thereafter	—

$498,718

Credit Facility
     On February 20, 2004, Buffets, Inc. entered into an amended and restated senior credit facility (the “Credit Facility”) to refinance its existing debt and to make a distribution to Buffets Holdings. Buffets, Inc. used $230.0 million in proceeds from term loan borrowings under the Credit Facility to refinance $166.8 million in outstanding term loan indebtedness under the predecessor credit facility, establish a $34.7 million restricted cash collateral account to repurchase outstanding 11 1/4% senior subordinated notes, make a $19.7 million distribution to Buffets Holdings, pay $2.7 million in transaction fees related to the refinancing transaction, pay $1.1 million in accrued term loan interest and use $5.0 million for general corporate purposes. The Credit Facility allowed Buffets, Inc. to use up to $50.0 million in cash, comprised of the restricted cash collateral proceeds and unrestricted cash on hand, toward the repurchase of its outstanding 11 1/4% senior subordinated notes. Any unused portion of the restricted cash collateral account was to be applied, within 180 days of execution of the Credit Facility, to repay indebtedness under the term loan portion of the Credit Facility. As of June 30, 2004, Buffets, Inc. had expended $33.8 million to redeem $29.6 million of senior subordinated notes at an average price of 110.4% and had $16.2 million of restricted cash and cash equivalents for further repurchases. The Company recorded a $4.2 million write-off of debt issuance cost associated with the predecessor credit facility and $0.6 million of transaction fees associated with an uncompleted bond offering as a loss related to refinancing. The Company also recognized a $5.3 million loss related to the early extinguishment of debt. Buffets, Inc. completed its bond repurchase program in August 2004, expending an additional $15.7 million to redeem $14.3 million of senior subordinated notes at an average price of 106.7% during fiscal 2005. The remaining $0.5 million was used to prepay term loan borrowings under the Credit Facility in August 2004.
     Effective as of July 28, 2005, the Company entered into an amendment to its Credit Facility. The amendment relaxed the interest coverage and maximum leverage ratios of the Credit Facility with which Buffets, Inc. is required to comply. The amendment also added a repricing protection clause relating to the prepayment of term loans borrowed under the Credit Facility. The repricing protection provided that Buffets, Inc. must pay a 1% prepayment premium on all such prepayments prior to January 27, 2006. No such prepayments occurred prior to January 27, 2006.
     Effective as of September 13, 2006, the Company entered into Amendment No. 2 to the Credit Facility. Amendment No. 2 relaxed the interest coverage and leverage ratios of the Credit Facility with which Buffets, Inc. is required to comply.

     The Credit Facility provides for total borrowings of up to $310.0 million, including (i) a $230.0 million term loan, (ii) a $30.0 million revolving credit facility, (iii) a $20.0 million letter of credit facility, and (iv) a $30.0 million synthetic letter of credit facility. The terms of the Credit Facility permit Buffets, Inc. to borrow, subject to availability and certain conditions, incremental term loans or to issue additional notes in an aggregate amount up to $25.0 million. The borrowings under the term loan facility bear interest, at Buffets, Inc.’s option, at either adjusted LIBOR plus 3.50% or at an alternate base rate plus 2.50%, subject to a leverage-based pricing grid. The term loan and the synthetic letter of credit facility mature on June 28, 2009, while the revolving facility and the letter of credit facilities mature on June 28, 2007. The borrowings due under the term loan are payable in equal quarterly installments in an annual amount equal to 1% of the term loan during each of the first four and a half years of the loan, with the remaining balance payable due in equal quarterly installments during the last year of the loan. The Credit Facility is fully and unconditionally guaranteed by Buffets Holdings, which has no independent assets or operations, and is secured by substantially all of the Company’s assets. Borrowing availability under the Credit Facility depends upon our continued compliance with certain covenants and financial ratios including leverage, interest coverage and fixed charge coverage as specifically defined in the Credit Facility and its amendments. Buffets, Inc. was in compliance with all financial ratio covenants of the amended Credit Facility as of June 28, 2006. The financial ratio covenant requirements increase over time, however, as set forth in Amendment No. 2.
     As of June 28, 2006, Buffets, Inc. had $38.7 million in outstanding letters of credit, which expire through November 15, 2007. As of June 28, 2006, the total borrowing availability was $41.3 million, which is comprised of a revolving credit facility of $30.0 million and letter of credit facilities of $11.3 million.
     Buffets, Inc. has the option of tying its borrowings to LIBOR or a base rate when calculating the interest rate for the term loan. The base rate is the greater of Credit Suisse First Boston’s prime rate, or the federal funds effective rate plus 1/2%.
11 1/4% Senior Subordinated Notes
     On June 28, 2002, Buffets, Inc. issued 11 1/4% senior subordinated notes in the principal amount of $230 million due July 15, 2010. These notes were issued at a 96.181% discount, resulting in an effective yield of 12% to the initial principal amount. Interest is payable semi-annually on January 15 and July 15 of each year through July 15, 2010. Accretion of the original issue discount was approximately $0.8 million during fiscal years 2004, 2005 and 2006, respectively, and is included in interest expense in the accompanying consolidated statements of operations. Beginning on July 15, 2006, Buffets, Inc. was entitled to redeem some or all of the notes, at certain specified prices, at any time. The redemption price during the first twelve-month period following July 15, 2006 is 105.625%. The redemption price declines by 1.875% per year until July 15, 2009, at which point there is no redemption price premium. In the event of a change in control, as defined in the indenture governing those notes, the holders of the notes may require the Company to repurchase the notes at a purchase price of 101% of the outstanding principal amount plus accrued and unpaid interest.
13 7/8% Senior Discount Notes
     On May 18, 2004, Buffets Holdings issued 13 7/8% senior discount notes due 2010 with a stated aggregate principal amount at maturity (including accreted amounts) of $132.0 million. Buffets Holdings used the $75.1 million in gross proceeds from the offering and $0.1 million of cash on hand to redeem its series B junior subordinated notes due 2011 plus accrued and unpaid interest ($9.2 million), make a distribution to its stockholders ($60.9 million) and pay transaction fees and expenses related to the offering ($5.1 million). As part of the transaction fees and expenses related to the offering, the Company recognized approximately $2.2 million of bonus payments to certain restaurant and corporate employees as financing-related compensation expenses.
     The Buffets Holdings’ 13 7/8% senior discount notes were issued at a discount to their aggregate principal amount at maturity. Prior to July 31, 2008, interest will accrue on Buffets Holdings’ 13 7/8% senior discount notes in the form of an increase in the accreted value of those notes. The accreted value of the notes will increase until July 31, 2008 at a rate of 13 7/8% per annum. After this date, cash interest on the notes will accrue and be payable on January 31 and July 31 of each year at a rate of 13 7/8% per annum. Accretion of the discount was approximately $1.2 million, $11.1 million and $12.5 million during fiscal years 2004, 2005 and 2006, respectively, and is included in interest expense in the accompanying consolidated statements of operations. If Buffets Holdings fails to meet certain leverage ratio tests on or about July 31, 2006 or July 31, 2008, additional interest will accrue on the notes from that date at a rate of 1% per annum, up to a maximum of 2% per annum. As of July 31, 2006, Buffets Holdings did not meet the leverage ratio test. Therefore, additional interest will accrue from July 31, 2006 on our senior discount notes at a rate of 1% per annum.
6. Shareholder’s Equity (Deficit)
Stock Shares
     The Company has 3.6 million authorized shares of common stock and 1.1 million authorized shares of preferred stock. As of June 28, 2006, the Company had 3,104,510 shares of common stock and no shares of preferred stock issued and outstanding. All outstanding shares of common stock are directly owned by Buffets Restaurants Holdings, Inc. (“Buffets Restaurants Holdings”).
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

Equity Participation Plan
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
Activity under the stock option plan is summarized as follows:

	For the Year Ended
	June 30, 2004		June 29, 2005		June 28, 2006
		Weighted-		Weighted-		Weighted-
		Avg		Avg		Avg
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	65,822	$17.93	98,142	$16.42	97,029	$14.51
Granted	44,305	13.08	11,671	0.11	1,124	0.11
Exercised	—	—	—	—	—	—
Canceled	(11,985)	12.14	12,784	16.05	20,330	14.36
Outstanding at end of year	98,142	$16.42	97,029	$14.51	77,823	$14.34
     The following table summarizes the Company’s outstanding stock options as of June 28, 2006:

	Options Outstanding
		Weighted-Avg
		Remaining
	Number	Option Term	Weighted-Avg
Range of Exercise Price	Outstanding	(in years)	Exercise Price
$0 - $10	35,188	10.74	$7.19
$11 - $20	29,099	12.49	14.43
$21 - $30	6,824	10.32	25.45
$31 - $40	537	10.53	32.09
$41 - $50	6,175	10.83	41.07

$0 - $50	77,823	11.36	$14.34

     Information regarding the effect on net income had we applied the fair value expense recognition provisions of SFAS No. 123 is included in Note 2.

Cash and Phantom Incentive Unit Award Agreements
     On December 13, 2005, the Company entered into Cash and Phantom Incentive Unit Award Agreements (the “Award Agreements”) with certain executive and non-executive management employees of the Company (collectively, the “Management Employees”).
     Pursuant to each award agreement, if a Realization Event (as defined in the Award Agreement) occurred on or prior to July 31, 2006, each of the Management Employees would have been entitled to a cash award. Because a Realization Event did not occur on or prior to July 31, 2006, the Company granted 107,425 phantom stock units to the Management Employees on such date and the Management Employees are no longer entitled to the cash bonuses described above.
     Each phantom stock unit represents a single share of the Company’s common stock and the value of each phantom stock unit is generally related to the value of a single share of common stock. The phantom stock units vest ratably over a five-year period, beginning on December 13, 2006, unless the Management Employee’s employment with the Company ceases for any reason, but will not be paid until and unless (1) a Realization Event occurs after July 31, 2006, (2) the Company conducts an initial public offering of its capital stock or (3) under certain circumstances, upon termination of the Management Employee’s employment. The phantom stock units may be settled in cash, common stock or any combination of cash and common stock, at the sole discretion of the Company’s Board of Directors.
     Subsequent to July 31, 2006, upon termination of any Management Employee’s employment for any reason other than death or disability, any unvested phantom stock units held by such Management Employee are forfeited and the Company has the right, at its election and in its sole discretion, to repurchase from such executive any phantom stock units that have vested as of the date of the termination of his employment. Pursuant to the terms of the award agreements, each of the Management Employees has agreed not to compete with the Company or solicit any employee of the Company or its affiliates during the term of employment and for two years thereafter.
7. Retirement Plan
     The Company has a 401(k) plan covering all employees with one year of service, age 21 or older, who worked at least 1,000 hours in the prior year. The Company’s discretionary contributions to the plan are determined annually, on a calendar year basis, by the Board of Directors and are used to match a portion of employees’ voluntary contributions. Participants are 100% vested in their own contributions immediately and are vested in the Company’s contributions 20% per year of service with the Company, such that they are fully vested at the end of five years of service with the Company. There were no matching contributions for calendar year 2004 or calendar year 2005. As of June 28, 2006, there was no accrual for matching contributions for the first half of calendar year 2006.

8. Income Taxes
     The income tax expense (benefit) consisted of the following (in thousands):

	For the Year Ended
	June 30,	June 29,	June 28,
	2004	2005	2006
Federal:
Current	$(710)	$2,665	$1,776
Deferred	1,050	(3,308)	(2,606)

	340	(643)	(830)

State:
Current	1,158	928	761
Deferred	150	(472)	(673)

	1,308	456	88

Income tax expense (benefit)	$1,648	$(187)	$(742)

     Deferred income taxes are provided to record the income tax effect of temporary differences that occur when transactions are reported in one period for financial statement purposes and in another period for tax purposes. The tax effect of the temporary differences giving rise to the Company’s deferred tax assets and liabilities was as follows (in thousands):

	June 29, 2005		June 28, 2006
		Non-		Non-
	Current	current	Current	current
	Asset	Asset	Asset	Asset
Property and equipment	$—	$(819)	$—	$2,595
Deferred rent	—	8,711	—	8,716
Self-insurance reserve	1,157	—	1,759	—
Accrued workers’ compensation	6,131	—	4,481	—
Accrued payroll and related benefits	2,020	—	2,031	—
Accrued store closing costs	577	—	1,049	—
Net operating loss and tax credit carryforwards	2,168	—	807	—
Deferred gain on sale leaseback transaction	—	1,112	—	936
Goodwill	—	(2,122)	—	(2,242)
Other	480	1,313	197	3,678

Total	$12,533	$8,195	$10,324	$13,683

     As of June 28, 2006, the Company had no operating loss carryovers, and tax credit carryovers of approximately $0.8 million, with $0.7 million of these expiring after 20 years. The remaining $0.1 million of such credits can be carried forward indefinitely. The Company expects to utilize these tax credits within the next year.

     A reconciliation of the Company’s income tax expense (benefit) at the federal statutory rate to the reported income tax expense (benefit) was as follows (in thousands):

	For the Year Ended
	June 30,	June 29,	June 28,
	2004	2005	2006
Federal income tax expense (benefit) at statutory rate of 35%	$3,367	$(830)	$(1,930)
State income taxes, net of federal benefit	850	296	57
General business credits	(1,396)	(1,591)	(1,546)
Non-deductible interest on high-yield notes	—	1,316	1,497
Other	(1,173)	622	1,180

Income tax expense (benefit)	$1,648	$(187)	$(742)

     The ($1.2 million) other line item above in fiscal 2004 primarily represents a favorable resolution to a state tax audit. The $0.6 million other line item above in fiscal 2005 primarily represents an increase in the Company’s federal and state income tax reserves. The $1.2 million other line item above in fiscal 2006 primarily represents a second quarter charge of $0.3 million related to the conversion of one of the Company’s subsidiaries to a limited liability company resulting in a cumulative charge to restate the carrying value of the Company’s deferred tax assets to reflect a lower expected future tax rate, a third quarter charge of $0.3 million related to the non-deductibility of costs related to the repurchase of certain rights associated with shares of common stock previously held by management shareholders who separated from the Company and $0.6 million represents an increase in the Company’s federal and state income tax reserves.
9. Related-Party Transactions
     The Company entered an advisory agreement with Caxton-Iseman, a majority shareholder of Buffets Restaurants Holdings (approximately 80.6% of the outstanding common stock) under which Caxton-Iseman provides various advisory services to the Company in exchange for an annual advisory fee equal to 2% of the Company’s annual consolidated earnings before interest, taxes, depreciation and amortization. Caxton-Iseman receives an additional fee for advisory services relating to particular financial transactions equal to 1% of the transaction value. Under these agreements, the Company paid Caxton-Iseman $3.1 million in fiscal 2004, $1.8 million in fiscal 2005 and $0.2 million in fiscal 2006. Through fiscal 2005, the annual advisory fee was prepaid each February for the following twelve-month period. In fiscal 2006, the Company ceased prepaying the annual advisory fee. No payments were made during the first three quarters of fiscal 2006, at which time the prepaid balance was fully amortized. The Company began making monthly payments during the fourth quarter of fiscal 2006. Under this agreement, the Company recognized expense of $1.7 million in fiscal 2004, $1.8 million in fiscal 2005 and $1.7 million in fiscal 2006. These charges are recorded in “general and administrative expenses” in the consolidated statements of operations.
     The Company entered an advisory agreement with Sentinel Capital Partners, L.L.C. a minority shareholder of Buffets Restaurants Holdings (approximately 7.1% of the outstanding common stock) under which Sentinel Capital Partners, L.L.C. provides various advisory services to the Company for an annual advisory fee of $200,000. Under this agreement, the Company paid $200,000 in fiscal years 2004, 2005 and 2006, respectively.

     Roe H. Hatlen, a founder of Buffets, Inc. and a current member on the Boards of Directors of Buffets, Inc. and Buffets Holdings, entered into an advisory arrangement with Buffets Holdings on September 28, 2000 (the “Advisory Agreement”), that had a term expiring in December 2005. On December 13, 2005, Mr. Hatlen and Buffets Holdings entered into Amendment No. 1 (the “Advisory Agreement Amendment”) to the Advisory Agreement. The Advisory Agreement Amendment extended the term of the Advisory Agreement through June 30, 2006.
     Pursuant to the Advisory Agreement, Mr. Hatlen was entitled to receive cash compensation in annual aggregate amounts as set forth in the agreement for each of the Company’s fiscal years during the term of the agreement. Pursuant to the Advisory Agreement Amendment, Mr. Hatlen is to be compensated for services provided in connection with the Advisory Agreement at an annualized rate of $200,000 per year and was eligible to receive an incentive compensation payment at the end of the Company’s 2006 fiscal year, the amount of which was dependent upon the financial performance of the Company. Because the financial performance of the Company did not meet the targeted improvement, Mr. Hatlen did not receive, and is no longer entitled to, this incentive compensation payment.
     The Advisory Agreement Amendment also provided for an additional cash bonus to be paid to Mr. Hatlen upon a Realization Event (as defined in the amendment) on or prior to July 31, 2006, subject to the continued provision of services by Mr. Hatlen to the Company as of that date. If a Realization Event occurred on or before July 31, 2006, the amount of this additional bonus would have been determined based upon the price per share received by the Company’s common stockholders in connection with the Realization Event. Because a Realization Event did not occur on or before such date, Mr. Hatlen did not receive, and is no longer entitled to, this additional bonus.
     The Advisory Agreement Amendment also provides for payments and benefits in the event of certain terminations of the agreement and Mr. Hatlen’s service to the company prior to June 30, 2006. Because the advisory agreement and Mr. Hatlen’s service was not terminated before June 30, 2006, none of these payments are or will be due under the agreement.
     Pursuant to the Advisory Agreement and the Advisory Agreement Amendment, Mr. Hatlen received $257,000 in 2004, $238,000 in 2005 and $243,000 in fiscal 2006. These amounts are in addition to salaries payable to Mr. Hatlen in fiscal 2005 and 2006 in his employment capacity with the company. In addition, Mr. Hatlen is entitled to (1) the use of certain company-provided facilities during the term of the agreement, (2) business expense (including auto expense) reimbursement arrangements during the term of the agreement, and (3) health, welfare, disability and life insurance benefits, on the same basis provided to senior executives of Buffets, Inc. until December 31, 2010. All costs are recognized as incurred in general and administrative expenses in the consolidated statement of operations. Mr. Hatlen is a minority shareholder of Buffets Restaurants Holdings (approximately 6.3% of the outstanding common stock).
     The Advisory Agreement was further amended in July 2006 to extend the term through December 31, 2006 at an annualized rate of compensation of $200,000 per year.
     Robert M. Rosenberg, a director of the Buffets Holdings’ Board of Directors, provided various advisory services to the Company for an advisory fee totaling $3,500 during fiscal 2004.

     In November 2004, the Company entered into a short-term consulting agreement with Kerry A. Kramp, former President, Chief Executive Officer and Director of Buffets Holdings and Buffets, Inc., under which Mr. Kramp provided various consulting services to the Company. Under this agreement, the Company paid Mr. Kramp approximately $177,000 in fiscal 2005. The agreement expired in March 2005.
     Buffets Holdings has entered into stockholder agreements with certain members of management. These agreements govern the five-year vesting of Buffets Holdings common stock, transfer restrictions and agreements not to compete for two years after their employment terminates.
10. Commitments and Contingencies
Litigation
     On November 12, 2004, two former restaurant managers of the Company’s wholly-owned subsidiary, HomeTown Buffet, Inc. (“HomeTown Buffet”), individually and on behalf of all others similarly situated, filed a class action lawsuit against HomeTown Buffet in California Superior Court in San Francisco County. The lawsuit alleges that HomeTown Buffet violated California wage and hour laws by failing to pay all of its California managers and assistant managers overtime, and for making deductions from bonus compensation based on the company’s workers’ compensation costs. In March 2006, the plaintiffs amended the complaint in the lawsuit to add OCB Restaurant Company, LLC as a defendant, and to limit the claims to those managers below the level of restaurant general manager. In April 2006, the defendants removed the lawsuit to the United States District Court for the Northern District of California. The plaintiffs seek compensatory damages, penalties, restitution of unpaid overtime and deductions, pre-judgment interest, costs of suit and reasonable attorneys’ fees. The complaint does not make a specific monetary demand. This action is in a preliminary stage, and we are currently not able to predict the outcome of this action or reasonably estimate a range of possible loss. The Company is vigorously defending this action.
     The Company is also involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or the results of operations.
Operating Leases
     The Company conducts most of its operations from leased restaurant facilities, all of which are classified as operating leases.
     The following is a schedule of future minimum lease payments required under noncancelable operating leases as of June 28, 2006 (in thousands):

2007	$53,211
2008	51,640
2009	47,986
2010	41,369
2011	34,382
Thereafter	214,621

Total future minimum lease payments	$443,209

     Minimum payments have not been reduced by minimum sublease rentals of approximately $11.6 million.

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
Rent expense was as follows (in thousands):

	For the Year Ended
	June 30,	June 29,	June 28,
	2004	2005	2006
Minimum rents	$49,911	$50,111	$50,192
Contingent rents	2,983	3,522	3,708
Less: Sublease rents	(2,739)	(2,844)	(2,357)
Deferred rents	2,381	1,482	1,123
Percentage rents	1,954	1,617	2,296

	$54,490	$53,888	$54,962

VISA Settlement
     The terms of a significant portion of the Visa Check/MasterMoney antitrust litigation settlement were finalized during fiscal 2006. In the fourth quarter of fiscal 2006, the Company sold its claim related to this portion of the settlement to a third party for approximately $0.7 million and recorded a gain of that amount. The gain was recorded in direct and occupancy costs in the consolidated statement of operations.
Buffets Restaurants Holdings’ Option Agreements and Buffets Holdings’ Tender Offer
     On December 29, 2005, Buffets Restaurant Holdings entered into option agreements (the “Option Agreements”) with two of the largest groups of holders of Buffets Holdings 13 7/8% senior discount notes (“the Option Holders”), pursuant to which Buffets Restaurant Holdings was granted the option, for a period of one year, to purchase all of the 13 7/8% senior discount notes held by the groups of holders on the date of the Option Agreements. Additionally, the Option Agreements provide that if Buffets Holdings makes a cash tender offer, for all of its outstanding senior discount notes, that is economically equivalent to the exercise price for all of its outstanding 13 7/8% senior discount notes and the accreted value of Buffets Restaurants Holdings’ 13 7/8% senior discount notes, Buffets Restaurants Holdings may require the Option Holders to tender their Buffets Holdings senior discount notes in the tender offer. On September 15, 2006, Buffets Holdings launched a tender offer for all of its outstanding 13 7/8% senior discount notes that met these requirements. In conjunction with the tender offer, Buffets Restaurant Holdings has requested the Option Holders to tender their Buffets Holdings 13 7/8% senior discount notes in the tender offer. See “Note 13 — Significant Events” for additional information on the option agreements and “Note 14 — Subsequent Events” for additional information on the tender offer.
11. Condensed Consolidating Financial Statements
     The following condensed consolidating financial statements are presented pursuant to Rule 3-10 of Regulation S-X. Buffets, Inc. is an issuer (the “Subsidiary Issuer”) of 11 1/4% senior subordinated notes that are fully and unconditionally guaranteed by its parent, Buffets Holdings (the “Parent”), as well as each of its subsidiaries including HomeTown Buffets, Inc., OCB Restaurant Co., OCB Purchasing Co., Restaurant Innovations, Inc., Distinctive Dining, Inc., Tahoe Joe’s, Inc., Buffets Leasing Company, LLC, HomeTown Leasing Company, LLC, OCB Leasing Company, LLC, and Tahoe Joe’s Leasing Company, LLC (collectively, the “Subsidiary Guarantors”). All guarantees are joint and several and the subsidiary issuer and the subsidiary guarantors are 100% owned by the parent company.

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

Condensed Consolidating Balance Sheet
As of June 29, 2005

		Subsidiary	Subsidiary
	Parent	Issuer	Guarantors	Eliminations	Consolidated
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$49	$14,154	$6,459	$—	$20,662
Receivables	—	245	288,491	(282,104)	6,632
Inventories	—	827	18,130	—	18,957
Prepaid expenses and other current assets	4	5,985	329	—	6,318
Deferred income taxes	187	10,860	1,486	—	12,533

Total current assets	240	32,071	314,895	(282,104)	65,102
PROPERTY AND EQUIPMENT, net	—	6,453	140,200	—	146,653
GOODWILL, net	—	18,730	293,433	—	312,163
DEFERRED INCOME TAXES	2,792	5,403	—	—	8,195
OTHER ASSETS, net	2,556	142,419	5,237	(137,302)	12,910

Total assets	$5,588	$205,076	$753,765	$(419,406)	$545,023

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	—	327,351	2,859	(285,327)	44,883
Accrued liabilities	—	45,634	23,947	—	69,581
Income taxes payable	(1,877)	8,867	—	—	6,990
Current maturities of long-term debt	—	121	1,895	—	2,016

Total current liabilities	(1,877)	381,973	28,701	(285,327)	123,470
LONG-TERM DEBT, net of current maturities	87,439	22,604	354,135	—	464,178
DEFERRED LEASE OBLIGATIONS	—	1,671	26,704	—	28,375
OTHER LONG-TERM LIABILITIES	—	3,227	4,142	—	7,369

Total liabilities	85,562	409,475	413,682	(285,327)	623,392

COMMITMENTS AND CONTINGENCIES SHAREHOLDERS’ EQUITY (DEFICIT)
Common stock	32	—	—	—	32
Additional paid in capital	14	82,311	199,244	(281,555)	14
Retained earnings (accumulated deficit)	(80,020)	(286,710)	140,839	147,476	(78,415)

Total shareholders’ equity (deficit)	(79,974)	(204,399)	340,083	(134,079)	(78,369)

Total liabilities and shareholders’ equity (deficit)	$5,588	$205,076	$753,765	$(419,406)	$545,023

Condensed Consolidating Balance Sheet
As of June 28, 2006

		Subsidiary	Subsidiary
	Parent	Issuer	Guarantors	Eliminations	Consolidated
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$37	$14,068	$6,114	$—	$20,219
Receivables	1,777	485	278,857	(276,240)	4,879
Inventories	—	845	18,081	—	18,926
Prepaid expenses and other current assets	3	4,772	609	—	5,384
Deferred income taxes	64	8,774	1,486	—	10,324

Total current assets	1,881	28,944	305,147	(276,240)	59,732
PROPERTY AND EQUIPMENT, net	—	5,307	136,097	—	141,404
GOODWILL, net	—	18,730	293,433	—	312,163
DEFERRED INCOME TAXES	6,140	7,543	—	—	13,683
OTHER ASSETS, net	2,203	141,401	5,212	(137,302)	11,514

Total assets	$10,224	$201,925	$739,889	$(413,542)	$538,496

LIABILITIES AND SHAREHOLDER’S EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	—	325,540	2,788	(280,227)	48,101
Accrued liabilities	—	44,013	24,331	—	68,344
Income taxes payable	(36)	7,013	—	—	6,977
Current maturities of long-term debt	—	112	1,750	—	1,862

Total current liabilities	(36)	376,678	28,869	(280,227)	125,284
LONG-TERM DEBT, net of current maturities	99,991	21,640	339,021	—	460,652
DEFERRED LEASE OBLIGATIONS	—	1,948	26,408	—	28,356
OTHER LONG-TERM LIABILITIES	—	3,024	4,331	—	7,355

Total liabilities	99,955	403,290	398,629	(280,227)	621,647

COMMITMENTS AND CONTINGENCIES SHAREHOLDER’S EQUITY (DEFICIT)
Common stock	31	—	—	—	31
Additional paid in capital	5	82,311	199,244	(281,555)	5
Retained earnings (accumulated deficit)	(89,767)	(283,676)	142,016	148,240	(83,187)

Total shareholder’s equity (deficit)	(89,731)	(201,365)	341,260	(133,315)	(83,151)

Total liabilities and shareholder’s equity (deficit)	$10,224	$201,925	$739,889	$(413,542)	$538,496

Condensed Consolidating Statement of Operations
For the Year Ended June 30, 2004

		Subsidiary	Subsidiary
	Parent	Issuer	Guarantors	Eliminations	Consolidated
	(In thousands)
RESTAURANT SALES	$—	$39,851	$902,980	$—	$942,831
RESTAURANT COSTS:
Food	—	14,072	293,735	—	307,807
Labor	—	12,544	274,659	—	287,203
Direct and occupancy	—	5,393	211,174	—	216,567

Total restaurant costs	—	32,009	779,568	—	811,577
ADVERTISING EXPENSES	—	1,095	24,823	—	25,918
GENERAL AND ADMINISTRATIVE EXPENSES	—	1,803	40,855	—	42,658
CLOSED RESTAURANT COSTS	—	—	1,085	—	1,085
IMPAIRMENT OF ASSETS	—	—	1,878	—	1,878
FINANCING-RELATED COMPENSATION EXPENSES	1,466	774	—	—	2,240

OPERATING INCOME (LOSS)	(1,466)	4,170	54,771	—	57,475
INTEREST EXPENSE	2,164	2,247	35,198	—	39,609
INTEREST INCOME	—	(424)	—	—	(424)
LOSS RELATED TO REFINANCING	575	4,201	—	—	4,776
LOSS RELATED TO EARLY EXTINGUISHMENT OF DEBT	—	5,275	—	—	5,275
OTHER INCOME	—	(1,379)	—	—	(1,379)

INCOME (LOSS) BEFORE INCOME TAXES	(4,205)	(5,750)	19,573	—	9,618
INCOME TAX EXPENSE (BENEFIT)	(1,619)	(1,359)	4,626	—	1,648

Net income (loss)	$(2,586)	$(4,391)	$14,947	$—	$7,970

Condensed Consolidating Statement of Operations
For the Year Ended June 29, 2005

		Subsidiary	Subsidiary
	Parent	Issuer	Guarantors	Eliminations	Consolidated
	(In thousands)
RESTAURANT SALES	$—	$40,550	$886,231	$—	$926,781
RESTAURANT COSTS:
Food	—	14,594	292,493	—	307,087
Labor	—	12,618	266,373	—	278,991
Direct and occupancy	—	7,169	212,086	—	219,255

Total restaurant costs	—	34,381	770,952	—	805,333
ADVERTISING EXPENSES	—	1,057	23,109	—	24,166
GENERAL AND ADMINISTRATIVE EXPENSES	5	1,912	41,789	—	43,706
CLOSED RESTAURANT COSTS	—	—	2,909	—	2,909
IMPAIRMENT OF ASSETS	—	—	3,609	—	3,609

OPERATING INCOME (LOSS)	(5)	3,200	43,863	—	47,058
INTEREST EXPENSE	11,453	2,199	34,448	—	48,100
INTEREST INCOME	—	(515)	—	—	(515)
LOSS RELATED TO REFINANCING	856	—	—	—	856
LOSS RELATED TO EARLY EXTINGUISHMENT OF DEBT	—	1,923	—	—	1,923
OTHER INCOME	—	(935)	—	—	(935)

INCOME (LOSS) BEFORE INCOME TAXES	(12,314)	528	9,415	—	(2,371)
INCOME TAX EXPENSE (BENEFIT)	(3,237)	162	2,888	—	(187)

Net income (loss)	$(9,077)	$366	$6,527	$—	$(2,184)

Condensed Consolidating Statement of Operations
For the Year Ended June 28, 2006

		Subsidiary	Subsidiary
	Parent	Issuer	Guarantors	Eliminations	Consolidated
	(In thousands)
RESTAURANT SALES	$—	$44,287	$918,874	$—	$963,161
RESTAURANT COSTS:
Food	—	15,788	311,456	—	327,244
Labor	—	13,194	261,458	—	274,652
Direct and occupancy	—	6,335	221,345	—	227,680

Total restaurant costs	—	35,317	794,259	—	829,576
ADVERTISING EXPENSES	—	1,409	29,228	—	30,637
GENERAL AND ADMINISTRATIVE EXPENSES	6	2,032	42,160	—	44,198
SHAREHOLDERS’ RIGHTS REPURCHASE	757	—	—	—	757
CLOSED RESTAURANT COSTS	—	—	6,023	—	6,023
IMPAIRMENT OF ASSETS	—	—	5,964	—	5,964

OPERATING INCOME (LOSS)	(763)	5,529	41,240	—	46,006
INTEREST EXPENSE	12,907	2,360	36,975	—	52,242
INTEREST INCOME	—	(375)	—	—	(375)
LOSS RELATED TO REFINANCING	—	647	—	—	647
OTHER INCOME	—	(994)	—	—	(994)

INCOME (LOSS) BEFORE INCOME TAXES	(13,670)	3,891	4,265	—	(5,514)
INCOME TAX EXPENSE (BENEFIT)	(3,261)	1,202	1,317	—	(742)

Net income (loss)	$(10,409)	$2,689	$2,948	$—	$(4,772)

Condensed Consolidating Statement of Cash Flows
For the Year Ended June 30, 2004

		Subsidiary	Subsidiary
	Parent	Issuer	Guarantors	Eliminations	Consolidated
	(In thousands)
OPERATING ACTIVITIES:
Net income (loss)	$(2,586)	$(4,391)	$14,947	$—	$7,970
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	3,655	30,152	—	33,807
Amortization of debt issuance costs	—	82	1,288	—	1,370
Net loss related to refinancing:
Write-off of debt issuance costs	—	4,201	—	—	4,201
Accretion of original issue discount	1,227	49	773	—	2,049
Loss related to early extinguishment of debt	—	5,275	—	—	5,275
Impairment of assets	—	—	1,878	—	1,878
Deferred income taxes	—	—	1,200	—	1,200
Loss on disposal of assets	—	72	233	—	305
Changes in assets and liabilities:
Receivables	—	43,129	(41,505)	(1,859)	(235)
Inventories	—	(428)	(246)	—	(674)
Prepaid expenses and other assets	—	(1,730)	4,525	—	2,795
Accounts payable	180	(287)	(390)	—	(497)
Accrued and other liabilities	(1,101)	(4,592)	(3,005)	—	(8,698)
Income taxes payable/refundable	(1,619)	1,130	233	—	(256)

Net cash provided by (used in) operating activities	(3,899)	46,165	10,083	(1,859)	50,490

INVESTING ACTIVITIES:
Proceeds from sale leaseback transactions	—	—	2,710	—	2,710
Purchase of property and equipment	—	(1,432)	(31,575)	—	(33,007)
Collections on notes receivable	—	237	576	—	813
Corporate cash advances (payments)	—	(13,631)	11,772	1,859	—
Acquisition of 20% minority interest in Tahoe Joe’s Inc	—	—	(370)	—	(370)
Proceeds from sale (purchase) of other assets	—	(237)	1,708	—	1,471

Net cash provided by (used in) investing activities	—	(15,063)	(15,179)	1,859	(28,383)

FINANCING ACTIVITIES:
Repayment of debt	—	(10,377)	(162,576)	—	(172,953)
Redemption of subordinated notes	(27,364)	—	—	—	(27,364)
Repurchase of common stock	(380)	—	—	—	(380)
Proceeds from issuance of common stock	241	—	—	—	241
Proceeds from issuance of senior discount notes	75,073	—	—	—	75,073
Unrestricted cash proceeds from credit facility	—	11,718	183,582	—	195,300
Initial restricted cash proceeds from credit facility	—	2,082	32,618	—	34,700
Restricted cash proceeds from credit facility available as of year end	—	(974)	(15,254)	—	(16,228)
Use of restricted cash for early extinguishment of debt	—	(1,108)	(17,364)	—	(18,472)
Use of unrestricted cash for early extinguishment of debt	—	(918)	(14,382)	—	(15,300)
Dividends	(40,836)	(20,101)	—	—	(60,937)
Debt issuance costs	(2,847)	(163)	(2,560)	—	(5,570)

Net cash provided by (used in) investing activities	3,887	(19,841)	4,064	—	(11,890)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(12)	11,261	(1,032)	—	10,217
CASH AND CASH EQUIVALENTS, beginning of period	108	8,511	7,236	—	15,855

CASH AND CASH EQUIVALENTS, end of period	$96	$19,772	$6,204	$—	$26,072

Condensed Consolidating Statement of Cash Flows
For the Year Ended June 29, 2005

		Subsidiary	Subsidiary
	Parent	Issuer	Guarantors	Eliminations	Consolidated
	(In thousands)
OPERATING ACTIVITIES:
Net income (loss)	$(9,077)	$366	$6,527	$—	$(2,184)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	3,214	29,033	—	32,247
Amortization of debt issuance costs	315	64	1,007	—	1,386
Accretion of original issue discount	11,139	46	721	—	11,906
Loss related to early extinguishment of debt	—	1,923	—	—	1,923
Impairment of assets	—	—	3,609	—	3,609
Deferred income taxes	(2,979)	(48)	(753)	—	(3,780)
Loss on disposal of assets	—	—	2,280	—	2,280
Changes in assets and liabilities:
Receivables	—	40,610	(39,643)	(636)	331
Inventories	—	(38)	(645)	—	(683)
Prepaid expenses and other assets	(4)	(1,274)	204	—	(1,074)
Accounts payable	(180)	1,544	340	—	1,704
Accrued and other liabilities	—	1,787	764	—	2,551
Income taxes payable/refundable	(258)	4,336	(1,619)	—	2,459

Net cash provided by (used in) operating activities	(1,044)	52,530	1,825	(636)	52,675

INVESTING ACTIVITIES:
Purchase of property and equipment	—	(1,601)	(27,530)	—	(29,131)
Collections on notes receivable	—	733	—	—	733
Corporate cash advances (payments)	—	(53,499)	52,863	636	—
(Purchase) sale of other assets	32	(733)	628	—	(73)

Net cash provided by (used in) investing activities	32	(55,100)	25,961	636	(28,471)

FINANCING ACTIVITIES:
Repayment of debt	—	(1,787)	(27,994)	—	(29,781)
Redemption of subordinated notes	—	—	—	—	—
Repurchase of common stock	(284)	—	—	—	(284)
Proceeds from issuance of common stock	15	—	—	—	15
Reduction of restricted cash available for early extinguishment of debt	—	974	15,254	—	16,228
Use of restricted cash for early extinguishment of debt	—	(944)	(14,792)	—	(15,736)
Dividends	1,290	(1,290)	—	—	—
Debt issuance costs	(56)	—	—	—	(56)

Net cash provided by (used in) investing activities	965	(3,047)	(27,532)	—	(29,614)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(47)	(5,617)	254	—	(5,410)
CASH AND CASH EQUIVALENTS, beginning of period	96	19,771	6,205	—	26,072

CASH AND CASH EQUIVALENTS, end of period	$49	$14,154	$6,459	$—	$20,662

Condensed Consolidating Statement of Cash Flows
For the Year Ended June 28, 2006

		Subsidiary	Subsidiary
	Parent	Issuer	Guarantors	Eliminations	Consolidated
	(In thousands)
OPERATING ACTIVITIES:
Net income (loss)	$(10,409)	$2,689	$2,948	$—	$(4,772)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	2,907	29,160	—	32,067
Amortization of debt issuance costs	354	71	1,107	—	1,532
Accretion of original issue discount	12,552	47	737	—	13,336
Impairment of assets	—	—	5,964	—	5,964
Deferred income taxes	(3,225)	(3)	(51)	—	(3,279)
Loss on disposal of assets	—	—	1,218	—	1,218
Changes in assets and liabilities:
Receivables	(1,885)	52,985	(50,568)	1,221	1,753
Inventories	—	(18)	(685)	—	(703)
Prepaid expenses and other assets	1	1,562	(280)	—	1,283
Accounts payable	—	4,137	(71)	(1,877)	2,189
Accrued and other liabilities	—	(1,547)	277	—	(1,270)
Income taxes payable/refundable	1,841	(1,854)	—	—	(13)

Net cash provided by (used in) operating activities	(771)	60,976	(10,244)	(656)	49,305

INVESTING ACTIVITIES:
Purchase of property and equipment	—	(1,721)	(29,625)	—	(31,346)
Collection on notes receivable	—	1,062	—	—	1,062
Corporate cash advances (payments)	—	(57,265)	56,609	656	—
Purchase of other assets	(1)	(1,347)	(1,090)	—	(2,438)

Net cash provided by (used in) investing activities	(1)	(59,271)	25,894	656	(32,722)

FINANCING ACTIVITIES:
Repayment of debt	—	(1,021)	(15,995)	—	(17,016)
Repurchase of common stock	(10)	—	—	—	(10)
Dividends	770	(770)	—	—	—

Net cash provided by (used in) investing activities.	760	(1,791)	(15,995)	—	(17,026)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(12)	(86)	(345)	—	(443)
CASH AND CASH EQUIVALENTS, beginning of period	49	14,154	6,459	—	20,662

CASH AND CASH EQUIVALENTS, end of period	$37	$14,068	$6,114	$—	$20,219

12. Interim Financial Results (Unaudited)
     The following table sets forth certain unaudited quarterly information for each of the four fiscal quarters for the years ended June 29, 2005 and June 28, 2006, respectively (in thousands). In management’s opinion, this unaudited quarterly information has been prepared on a consistent basis with the audited financial statements and includes all necessary adjustments, consisting only of normal recurring adjustments, that management considers necessary for a fair presentation of the unaudited quarterly results when read in conjunction with the Consolidated Financial Statements and Notes. The Company believes that quarter-to-quarter comparisons of its financial results are not necessarily indicative of future performance.

	For the Year Ended June 28, 2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$226,738	$218,274	$292,584	$225,565
Operating income	17,237	5,745	11,189	11,835
Income (loss) before income taxes	5,001	(5,760)	(4,702)	(53)

Net income (loss)	$3,124	$(3,919)	$(1,289)	$(2,688)

	For the Year Ended June 29, 2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$217,208	$205,175	$277,567	$226,831
Operating income	14,391	9,084	14,070	9,513
Income (loss) before income taxes	1,909	(2,457)	(588)	(1,235)

Net income (loss)	$1,096	$(1,389)	$(332)	$(1,559)

     Net income (loss) for fiscal years 2006 and 2005 was impacted by certain unusual and infrequent transactions as follows:
     Net loss for the fourth quarter of fiscal 2006 included pretax charges of $4.6 million for the impairment of long-lived assets and a gain of approximately $0.7 million related to the Visa Check/MasterMoney antitrust litigation settlement. The settlement was recorded in direct and occupancy costs within the restaurant costs section of the consolidated statement of operations. Net loss for the fourth quarter of fiscal 2005 included pretax charges of $3.6 million for the impairment of long-lived assets, $0.5 million in losses on disposals, and $0.4 million charge for severance expense.
     Net loss for the third quarter of fiscal 2006 included pretax charges of $4.4 million for closed restaurant costs as compared to $0.5 million for the comparable prior year period. The increase was due in large part due to the closure of sixteen under performing restaurants in the third quarter of fiscal 2006 compared with zero store closures in the comparable prior year period. The third quarter of fiscal 2006 also included a charge of approximately $0.7 million related to the repurchase of certain rights associated with shares of common stock previously held by former management shareholders who separated from the Company.

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
     Net income for the first quarter of fiscal 2006 included a pretax charge of approximately $0.6 million representing transaction fees related to an amendment to Buffets, Inc.’s credit agreement. Net income for the first quarter of fiscal 2005 included a pretax charge of approximately $1.9 million related to the early extinguishment of approximately $14.3 million of Buffets’ 11 1/4% senior subordinated notes.
13. Significant Events
Appointment of Chief Executive Officer
     Effective as of November 7, 2005, R. Michael Andrews, Jr. was appointed Chief Executive Officer of Buffets Holdings and Buffets, Inc. and each of its direct and indirect subsidiaries, and was elected a Director of Buffets Holdings and Buffets, Inc. Roe H. Hatlen resigned as Chief Executive Officer of Buffets Holdings and Buffets, Inc. and each of its direct and indirect subsidiaries, effective as of November 7, 2005. Mr. Hatlen will continue to serve as a director of Buffets Holdings and Buffets, Inc.
New Holding Company
     On December 29, 2005, Buffets Holdings announced that its stockholders formed Buffets Restaurants Holdings and entered into a contribution agreement with Caxton-Iseman Investments, L.P., Sentinel Capital Partners II, L.P., members of Buffets Holdings senior management and Buffets Restaurants Holdings (the “Contribution Agreement”). Pursuant to the terms of the Contribution Agreement holders of 100% of Buffets Holdings’ outstanding common stock contributed their shares of common stock of Buffets Holdings to Buffets Restaurants Holdings in exchange for proportional amounts of Buffets Restaurants Holdings common stock. As a result of the share exchange, Buffets Holdings is majority-owned by Buffets Restaurants Holdings.
     Concurrently with its formation, Buffets Restaurants Holdings entered into separate negotiated option agreements (the “Option Agreements”) with two of the largest groups of holders of Buffets Holdings senior discount notes (the “Option Holders”). Together, these two groups of holders own an aggregate principal amount at maturity of the Buffets Holdings senior discount notes representing in excess of 80% of the outstanding Buffets Holdings senior discount notes. In exchange for 13 7/8% senior discount notes due 2010 of Buffet Restaurants Holdings with an initial accreted value equal to 10% of the accreted value of the Buffets Holdings senior discount notes subject to the options, the options permit Buffets Restaurants Holdings to purchase the Buffets Holdings senior discount notes for a period of one year. The cash exercise price for each option is the difference between (i) the sum of the accreted value of the Buffets Holdings senior discount notes subject to the option and one-half of the make-whole premium for such notes (calculated based on a treasury rate plus 50 basis points and the first redemption price for the Buffets Holdings senior discount notes) and (ii) the initial accreted value of the Buffets Restaurants Holdings senior discount notes issued as consideration for the option. Each option is immediately exercisable and expires on December 29, 2006.
     Additionally, the Option Agreements provide that if Buffets Holdings makes a cash tender offer, for all of its outstanding 13 7/8% senior discount notes, that is economically equivalent to the exercise price for all of its outstanding 13 7/8% senior discount notes and the accreted value of Buffets Restaurants Holdings’ 13 7/8% senior discount notes, Buffets Restaurants Holdings may require the Option Holders to tender their Buffets Holdings 13 7/8% senior discount notes in the tender offer. On September 15, 2006, Buffets Holdings launched a tender offer for all of its outstanding 13 7/8% senior discount notes that met these requirements. In conjunction with the tender offer, Buffets Restaurant Holdings has requested the Option Holders to tender their Buffets Holdings 13 7/8% senior discount notes in the tender offer. See Note 14 — Subsequent Events” for additional information on the tender offer.

Shareholders’ Rights Repurchase
     During the third quarter of fiscal 2006, the Company repurchased shares of common stock held by former management shareholders who separated from the Company. Pursuant to section 4.8(b) of the Company’s Stockholders’ Agreement, if a definitive agreement respecting a sale of the Company is executed within six months following the separation of management shareholders and the purchase price is higher than that determined for the shares, the management shareholders are to receive an additional payment from the Company equal to the difference (such rights referred to herein as “clawback rights”). The former management shareholders’ waived these “clawback rights” for the related shares repurchased in the third quarter of fiscal 2006 in return for a higher price per repurchased share. In conjunction with the share repurchase, the Company paid approximately $0.8 million to these former shareholders as consideration paid for waiving their “clawback rights.” The total payment of $0.8 million was expensed in the condensed consolidated statement of operations.
14. Subsequent Events
Entry into a Material Definitive Agreement
     On July 24, 2006, Buffets, Inc. entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Buffets, Inc., Ryan’s Restaurant Group, Inc., a South Carolina Corporation (“Ryan’s”) and Buffets Southeast, Inc., a South Carolina corporation and wholly owned subsidiary of Buffets (“Merger Sub”), pursuant to which Merger Sub will merge with and into Ryan’s, with Ryan’s remaining as the surviving corporation (the “Merger”). As a result of the Merger, Ryan’s will become a wholly-owned subsidiary of Buffets in a cash transaction valued at approximately $876 million, including debt that we assumed or repaid at or prior to closing.
     Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of Ryan’s common stock, par value $1.00 per share (the “Shares”), other than any Shares owned by Buffets, Inc. or Merger Sub, will be canceled and will be automatically converted into the right to receive $16.25 in cash, without interest. Also, at the effective time of the Merger, each outstanding option to purchase Ryan’s common stock (all of which are vested or would vest as a consequence of the Merger) will be canceled and will be automatically converted into the right to receive the excess, if any, of $16.25 over the option exercise price.
     The parties to the Merger Agreement made customary representations and warranties and covenants, including covenants made by Buffets, Inc. to use commercially reasonable efforts to complete the financing necessary to effect the Merger and covenants made by Ryan’s (i) to obtain the requisite approval of Ryan’s stockholders, (ii) regarding the conduct of its business between the date of the signing of the Merger Agreement and the closing of the Merger and (iii) subject to certain exceptions, not to solicit, enter into discussions regarding, or provide information in connection with, alternative transactions. None of the representations or warranties made by either party survive the closing of the Merger.
     The Merger is expected to be completed in the fourth calendar quarter of 2006, subject to regulatory approval as well as other closing conditions, including, among others, (i) the receipt of the necessary financing by Buffets, Inc., (ii) approval of the Merger by Ryan’s stockholders and (iii) the absence of any order or injunction prohibiting the consummation of the Merger. The Merger Agreement contains certain termination rights for both Ryan’s and Buffets, Inc. The Merger Agreement provides that, upon termination under specified circumstances, Ryan’s would be required to pay Buffets, Inc. a termination fee of $25 million, including up to $10 million for expenses incurred by Buffets, Inc. The Merger Agreement further provides that, upon termination under specified circumstances, Merger Sub would be required to pay Ryan’s a termination fee of $7.5 million.
Asset Acquisition
     On August 1, 2006, the Company’s subsidiary, OCB Restaurant Company, LLC, acquired certain assets and liabilities of North’s Restaurants, Inc. (“North’s”), primarily comprised of five buffet restaurants in California and Oregon. The purchase price was $3.3 million. The acquisition was accounted for as a purchase business combination. The process of determining the fair value of assets acquired and liabilities assumed from of North’s has not been completed and is subject to revision as additional information about the fair value of the assets acquired and liabilities assumed at the acquisition date becomes known.
Tender Offer
     On September 15, 2006, Buffets Holdings commenced a tender offer and consent solicitation for any and all of its 13 7/8% senior discount notes and Buffets, Inc. commenced a tender offer and consent solicitation for any and all of its 11 1/4% senior subordinated notes. In conjunction with the tender offers, each of Buffets Holdings and Buffets, Inc. is soliciting consents of holders of a majority in aggregate principal amount or principal amount at maturity, as applicable, of its notes to eliminate substantially all of the restrictive covenants and certain events of default in the indenture under which its notes were issued. The tender offers will expire on October 31, 2006 and the early tender date is October 16, 2006. As noted above, in accordance with the terms of the Option Agreements, the Option Holders have agreed to tender their Buffets Holdings 13 7/8% senior discount notes on or prior to the early tender date.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and regulations, and that the information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosures based closely on the definition of “disclosure controls and procedures” in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.
     As of June 28, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(c) or Rule15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, our principal executive officer and our principal financial and accounting officer have concluded that our disclosure controls and procedures were effective as of such date.
Changes in Internal Control Over Financial Reporting
     During the 52 weeks ended June 28, 2006, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The following table sets forth information regarding our directors and executive officers:

Name	Age	Position
Frederick J. Iseman	53	Chairman of the Board and Director of Buffets Holdings
Roe H. Hatlen	62	Vice Chairman of the Board and Director of Buffets Holdings
R. Michael Andrews, Jr.	42	Chief Executive Officer
Mario O. Lee	46	Executive Vice President of Operations
A. Keith Wall	54	Executive Vice President and Chief Financial Officer
Karlin A. Linhardt	44	Executive Vice President of Marketing
Fred P. Williams	49	Executive Vice President of Concept Development and Real Estate
H. Thomas Mitchell	49	Executive Vice President, General Counsel and Secretary
Jane L. Binzak	39	Executive Vice President of Human Resources
Linda J. Allison	52	Executive Vice President of Operations Services
Steven M. Lefkowitz	42	Director of Buffets Holdings
Robert A. Ferris	64	Director of Buffets Holdings
David S. Lobel	53	Director of Buffets Holdings
Robert M. Rosenberg	68	Director of Buffets Holdings
     Frederick J. Iseman has served as Chairman of the Board and as a director of Buffets Holdings and as Chairman of the Board and as a director of Buffets since October 2000. Mr. Iseman is currently Chairman and Managing Partner of Caxton-Iseman Capital, a private investment firm, which was founded by Mr. Iseman in 1993. Prior to establishing Caxton-Iseman Capital, Mr. Iseman founded Hambro-Iseman Capital Partners, a merchant banking firm. From 1988 to 1990, Mr. Iseman was a member of Hambro International Venture Fund. Mr. Iseman is Chairman of the Board and a director of Ply Gem Industries, Inc. and a member of the Advisory Board of Duke Street Capital and the Advisory Board of STAR Capital Partners Limited.
     Roe H. Hatlen co-founded Buffets and has served as the Vice-Chairman of the Board of Buffets Holdings since October 2000 and as the Vice-Chairman of the Board of Buffets since June 2002. He served as Buffets’ Chairman and Chief Executive Officer from its inception in 1983 through May 2000 and as President from May 1989 to September 1992. He served as President and Chief Executive Officer of Buffets Holdings and of Buffets from November 2004 to November 2005. He is a member of the Board of Regents of Pacific Lutheran University.
     R. Michael Andrews, Jr. has served as Chief Executive Officer of Buffets Holdings and of Buffets since November 2005. He served as Executive Vice President and Chief Operating Officer from November 2004 to November 2005. He served as Executive Vice President and Chief Financial Officer of Buffets Holdings from February 2004 to November 2004 and of Buffets from April 2000 to November 2004. Prior to joining us, Mr. Andrews served as Chief Financial Officer of Eerie World Entertainment, the parent company to Jekyll & Hyde Clubs, and as Chief Financial Officer of Don Pablo’s Restaurants. Previously, Mr. Andrews was with KPMG Peat Marwick LLP for approximately 12 years, serving most recently as Senior Manager.

     Mario O. Lee has served as Executive Vice President of Operations of Buffets Holdings and of Buffets since January 2006. Mr. Lee has been with Buffets for 11 years, beginning as a General Manager and rapidly progressing to positions of greater responsibility. He served most recently as Regional Vice President of Operations, a position he held from 2001 to January 2006. Mr. Lee has over 27 years of restaurant industry experience including management and multi-unit responsibilities with other family-oriented restaurant concepts, such as Bakers Square, Del Taco, Church’s Chicken, and Taco Bell.
     A. Keith Wall has served as Executive Vice President and Chief Financial Officer of Buffets Holdings and of Buffets since January 2006. Prior to joining Buffets, Mr. Wall served as Vice President and Chief Financial Officer of Worldwide Restaurant Concepts, Inc. from 2001 to 2005. Mr. Wall was also employed at Banner Holdings from 1996 to 2001 as Vice President and Chief Financial Officer of its Central Finance Acceptance Corporation and Central Rents, Inc. units. From 1994 to 1996, he served as Vice President and Controller at Thorn Americas. Mr. Wall has 30 years of experience.
     Karlin A. Linhardt has served as Executive Vice President of Marketing of Buffets Holdings and of Buffets since September 2005. Prior to joining Buffets, Mr. Linhardt was with McDonald’s Corporation, where he managed a series of critical initiatives, including Olympics marketing, the national Dollar Menu value platform, and the Happy Meal/family marketing business. From 1987 to 1995, Mr. Linhardt was employed at Anheuser-Busch as Senior Manager of the Chicago and New York regions. Mr. Linhardt’s early career included stints with two well-respected advertising firms, Campbell-Ewald in Detroit and D’Arcy, Masius, Benton & Bowles in New York City. Mr. Linhardt has 22 years of experience.
     Fred P. Williams has served as Executive Vice President of Concept Development and Real Estate of Buffets Holdings and of Buffets since November 2004. He previously worked for Buffets from 1985 to 1992 and rejoined our company in June 2004 as a Divisional Vice President of Operations. Prior to rejoining Buffets, Mr. Williams served as a restaurant consultant from 1995 to 2004. Mr. Williams has 29 years of restaurant industry experience.
     H. Thomas Mitchell has served as Executive Vice President, General Counsel and Secretary of Buffets Holdings since January 2004 and of Buffets since 1998. He joined Buffets in 1994 and has 16 years of restaurant industry experience and 22 years of legal practice. Mr. Mitchell served in the further capacity of Chief Administrative Officer from 1998 until 2000.
     Jane L. Binzak has served as Executive Vice President of Human Resources since March 2006 and as its Vice President, Human Resources from February 2004. Ms. Binzak has been with Buffets for six years, initially joining Buffets as its Senior Employment Law Counsel. Prior to joining Buffets, Ms. Binzak worked in private-practice law where she focused on employment-related issues and defended a diverse group of clients ranging from service industry to government organizations. Ms. Binzak has 15 years of legal experience.
     Linda J. Allison has served as Executive Vice President of Operations Services (Purchasing, Food & Beverage, Quality Assurance and Training) since March 2006 and Senior Vice President, Operations Services since September 2005. Linda joined Buffets in 1992 as an Operations Manager in California, became a General Manager, and then joined the training department through her promotion to Vice President of Training. Prior to Buffets, Ms. Allison was employed with Perry’s of Hawaii, a high-volume buffet chain in Waikiki, Hawaii. Ms. Allison has over 35 years of restaurant industry experience.

     Steven M. Lefkowitz has served as a director of Buffets Holdings and of Buffets since October 2000. Mr. Lefkowitz is a Managing Director of Caxton-Iseman Capital and has been employed by Caxton-Iseman Capital since 1993. From 1988 to 1993, Mr. Lefkowitz was employed by Mancuso & Company, a private investment firm, and served in several positions including Vice President and as a Partner of Mancuso Equity Partners. Mr. Lefkowitz is a director of Ply Gem Industries, Inc.
     Robert A. Ferris has served as a director of Buffets Holdings since October 2000 and of Buffets since June 2002. Mr. Ferris is a Managing Director of Caxton-Iseman Capital and has been employed by Caxton-Iseman Capital since March 1998. From 1981 to February 1998, Mr. Ferris was a General Partner of Sequoia Associates, a private investment firm headquartered in Menlo Park, California. Prior to founding Sequoia Associates, Mr. Ferris was a Vice President of Arcata Corporation, a New York Stock Exchange-listed company. Mr. Ferris is a director of Ply Gem Industries, Inc.
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
     We have adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer and all financial managers and executives.
Board of Directors
     Our seven-member Board of Directors is comprised of — Frederick J. Iseman, Roe H. Hatlen, Steven M. Lefkowitz, Robert A. Ferris, David S. Lobel, Robert M. Rosenberg and R. Michael Andrews, Jr. The board typically meets in joint session with the board of directors of Buffets. Our Board of Directors has three committees — the audit committee, the compensation committee and the executive committee.
     Messrs. Lefkowitz and Rosenberg serve on the audit committee, which meets with financial management, the internal auditors and the independent auditors to review internal accounting controls and accounting, auditing, and financial reporting matters. Messrs. Ferris, Lefkowitz and Lobel serve on the compensation committee, which reviews the compensation of our executive officers, executive bonus allocations and other compensation matters. Messrs. Andrews, Iseman and Lefkowitz serve on the executive committee, which has been formed to take action on matters relating to the general governance of our company when the board is not otherwise meeting.

     The directors, with the exception of Robert Rosenberg, receive no cash compensation for serving on the board except for reimbursement of reasonable expenses incurred in attending meetings. Mr. Rosenberg receives $25,000 annually for his attendance at board meetings.
Audit Committee Financial Expert
     The board of directors has determined that we have more than one audit committee financial expert serving on the audit committee. Steven M. Lefkowitz is an audit committee financial expert as defined in Regulation S-K promulgated under the Securities Act. Mr. Lefkowitz is not independent as that term is used in Schedule 14A of the Exchange Act.
ITEM 11. EXECUTIVE COMPENSATION
     The following table sets forth information relating to the compensation awarded to, earned by or paid to our President and Chief Executive Officer, and each of the four other most highly compensated executive officers whose individual compensation exceeded $100,000 during fiscal 2006, 2005 and 2004 for services rendered to us.

	Annual Compensation
				Other Annual
	Fiscal			Compensation		All Other
Name and Principal Position	Year	Salary($)	Bonus($)	($) (1)		Compensation
Current
R. Michael Andrews, Jr.	2006	364,618	—	—		—
Chief Executive Officer	2005	284,806	—	31,152	(3)	—
and Director (2)	2004	224,640	—	—		—

Karlin A. Linhardt	2006	210,462	97,513	91,083	(5)	—
Executive Vice President	2005	—	—	—		—
of Marketing (4)	2004	—	—	—		—

Mario O. Lee	2006	176,615	47,828	36,770	(7)	—
Executive Vice President	2005	117,007	80,394	21,870	(8)	—
of Operations (6)	2004	113,507	95,454	17,261		—

Fred P. Williams	2006	220,000	—	65,434	(10)	—
Executive Vice President of Concept	2005	191,346	—	21,267	(11)	—
Development and Real Estate (9)	2004	—	—	—		—

H. Thomas Mitchell	2006	203,154	—	—		—
Executive Vice President,	2005	200,154	—	—		—
General Counsel and Secretary	2004	194,324	—	—		—

Former
Roe H. Hatlen	2006	141,539	—	18,486	(13)	243,462	(14)
Former President, Chief Executive	2005	261,539	—	—		238,000	(14)
Officer and Director (12)	2004	—	—	—		257,000	(14)

Glenn D. Drasher	2006	37,401	—	—		—
Former Executive Vice President	2005	231,530	—	—		237,796	(16)
of Marketing (15)	2004	224,786	—	—		—

Dale W. Maxfield	2006	163,457	—	—		695,726	(18)
Former Executive Vice President	2005	223,754	—	—		—
of Operations (17)	2004	186,849	16,000	63,510	(19)	—

(1)	In accordance with SEC rules, this column includes perquisites exceeding the smaller of $50,000 or ten percent of the total annual salary and bonus for the named executive officer.

(2)	Mr. Andrews was promoted from Executive Vice President and Chief Operating Officer to Chief Executive Officer in November 2005. Mr. Andrews was promoted from Executive Vice President and Chief Financial Officer to Executive Vice President and Chief Operating Officer in November 2004.

(3)	Amount includes $15,813 of car allowance.

(4)	Mr. Linhardt joined the company in September 2005 as Executive Vice President of Marketing.

(5)	Amount includes $75,832 of relocation allowance.

(6)	Mr. Lee was promoted from Regional Vice President to Executive Vice President of Operations in January 2006.

(7)	Amount includes $12,533 of auto allowance and $14,403 of commuting allowance.

(8)	Amount includes $13,503 of auto allowance and $6,001 of health insurance allowance.

(9)	Mr. Williams rejoined the company in July 2004 as Divisional Vice President of Operations. He was promoted to Executive Vice President of Concept Development in November 2004 and became Executive Vice President of Concept Development and Real Estate in July 2005.

(10)	Amount includes $44,314 of commuting allowance.

(11)	Amount includes $13,000 of auto allowance.

(12)	Mr. Hatlen replaced Kerry A. Kramp as President and Chief Executive Officer in November 2004. Mr. Hatlen was replaced as Chief Executive Officer by R. Michael Andrews, Jr. in November 2005.

(13)	Amount includes $10,000 of auto expense allowance and $5,134 of health insurance allowance.

(14)	Amount is related to an advisory agreement as summarized below and discussed in Item 13 Certain Relationships and Related Transactions.

(15)	Mr. Drasher separated from the company in August 2005. His separation was communicated in fiscal 2005 and related severance was accrued in that fiscal year.

(16)	Amount represents severance pay accrued as of June 29, 2005.

(17)	Mr. Maxfield separated from the company in January 2006. Mr. Maxfield was promoted from Senior Vice President of Operations to Executive Vice President of Operations in November 2004.

(18)	Amount represents compensation expense recognized in conjunction with the repurchase of certain rights associated with shares of common stock held by Mr. Maxfield at the time of his separation from the Company.

(19)	Amount includes $46,206 of relocation expense allowance.
Employee Benefit Plans
     We have a 401(k) plan covering all employees with one year of service, age 21 or older, who worked at least 1,000 hours in the prior year. Our discretionary contributions to the plan are determined annually, on a calendar year basis, by the Board of Directors and are used to match a portion of our employees’ voluntary contributions. Participants are 100% vested in their own contributions immediately and are vested in our partial matching contributions 20% per year of service with the Company, such that they are fully vested at the end of five years of service with the Company. There were no matching contributions for calendar year 2004 or calendar year 2005. As of June 28, 2006, there was no accrual for matching contributions for the first half of calendar year 2006.
Severance Protection Agreements
     Buffets, Inc. entered into severance protection agreements with R. Michael Andrews, Jr., Karlin A. Linhardt, Fred P. Williams, and H. Thomas Mitchell on various dates. Each agreement entitles the executive to continue to receive his or her salary, medical and health benefits, group term life insurance and long term disability coverage on the same basis as prior to termination of employment with us for 52 weeks following termination of employment with us for any reason other than for cause, disability or death and execution of a release attached to the agreements. The executives have no duty to mitigate the amounts payable under the agreements.

Amendment to Advisory Agreement with Roe H. Hatlen
     Roe H. Hatlen, entered into an advisory arrangement with Buffets Holdings on September 28, 2000 (the “Advisory Agreement”), that had a term expiring in December 2005. On December 13, 2005, Mr. Hatlen and Buffets Holdings entered into Amendment No. 1 (the “Advisory Agreement Amendment”) to the Advisory Agreement. The Advisory Agreement Amendment extended the term of the Advisory Agreement through June 30, 2006. Pursuant to the Advisory Agreement, Mr. Hatlen was entitled to receive cash compensation in annual aggregate amounts as set forth in the agreement for each of the Company’s fiscal years during the term of the agreement.
     Pursuant to the Advisory Agreement Amendment, Mr. Hatlen is to be compensated for services provided in connection with the Advisory Agreement at an annualized rate of $200,000 per year and was eligible to receive an incentive compensation payment at the end of the Company’s 2006 fiscal year, the amount of which was dependent upon the financial performance of the Company. Because the financial performance of the Company did not meet the targeted improvement, Mr. Hatlen did not receive, and is no longer entitled to, this incentive compensation payment.
     The Advisory Agreement Amendment also provided for an additional cash bonus to be paid to Mr. Hatlen upon a Realization Event (as defined in the amendment) on or prior to July 31, 2006, subject to the continued provision of services by Mr. Hatlen to the Company as of that date. If a Realization Event occurred on or before July 31, 2006, the amount of this additional bonus would have been determined based upon the price per share received by the Company’s common stockholders in connection with the Realization Event. Because a Realization Event did not occur on or before such date, Mr. Hatlen did not receive, and is no longer entitled to, this additional bonus.
     The Advisory Agreement Amendment also provides for payments and benefits in the event of certain terminations of the agreement and Mr. Hatlen’s service to the company prior to June 30, 2006. Because the advisory agreement and Mr. Hatlen’s service was not terminated before June 30, 2006, none of these payments are or will be due under the agreement.
     Under the Advisory Agreement and the Advisory Agreement Amendment, Mr. Hatlen received $243,000 in fiscal 2006. This amounts is in addition to salaries payable to Mr. Hatlen in fiscal 2006 in his employment capacity with the company. In addition, Mr. Hatlen is entitled to (1) the use of certain company-provided facilities during the term of the agreement, (2) business expense (including auto expense) reimbursement arrangements during the term of the agreement, and (3) health, welfare, disability and life insurance benefits, on the same basis provided to senior executives of Buffets, Inc. until December 31, 2010.
     The Advisory Agreement was further amended in July 2006 to extend the term through December 31, 2006 at an annualized rate of compensation of $200,000 per year.
     Pursuant to the Advisory Agreement, Mr. Hatlen purchased 162,952 shares of Buffets Holdings common stock and 33,705 of Buffets Holdings preferred stock on September 28, 2000. On June 28, 2002, Buffets Holdings repurchased all outstanding shares of its preferred stock, including those held by Mr. Hatlen.

Cash and Phantom Incentive Unit Award Agreements
     On December 13, 2005, Buffets Holdings entered into Cash and Phantom Incentive Unit Award Agreements with each of R. Michael Andrews, Jr., Karlin A. Linhardt, Fred P. Williams, and Mario O. Lee. The terms and conditions of each award agreement are substantially the same, except as otherwise described below.
     Pursuant to each award agreement, if a Realization Event (as defined in the award agreement) occurred on or prior to July 31, 2006, each of the executives would have been entitled to a cash award. For Messrs. Andrews and Linhardt, the potential cash award would have been based upon the price per share received by Buffets Holdings common stockholders in connection with the Realization Event, and for Messrs. Williams and Lee the cash award would have been $196,125 and $65,375, respectively. The award agreements also provide that, if a Realization Event did not occur on or prior to July 31, 2006, each of Messrs. Andrews and Linhardt was entitled to 32,500 phantom stock units and Messrs. Williams and Lee were entitled to 7,500 and 2,500 phantom stock units, respectively. Because a Realization Event did not occur on or prior to July 31, 2006, Buffets Holdings granted these phantom stock units to each of Messrs. Andrews, Linhardt, Williams, and Lee on such date and the executives are no longer entitled to the cash bonuses described above.
     Each phantom stock unit represents a single share of Buffets Holdings common stock and the value of each phantom stock unit is generally related to the value of a single share of common stock. The phantom stock units vest ratably over a five-year period, beginning on December 13, 2006, unless the executive’s employment with Buffets Holdings ceases for any reason, but will not be paid until and unless (1) a Realization Event occurs after July 31, 2006, (2) Buffets Holdings conducts an initial public offering of its capital stock or (3) under certain circumstances, upon termination of the executive’s employment. The phantom stock units may be settled in cash, common stock or any combination of cash and common stock, at the sole discretion of the Buffets Holdings Board of Directors.
     Subsequent to July 31, 2006, upon termination of any executive’s employment for any reason other than death or disability, any unvested phantom stock units held by such executive are forfeited and Buffets Holdings has the right, at its election and in its sole discretion, to repurchase from such executive any phantom stock units that have vested as of the date of the termination of his employment. Pursuant to the terms of the award agreements, each of the executives has agreed not to compete with the Company or solicit any employee of the Company or its affiliates during the term of employment and for two years thereafter.
Equity Participation Plan
     In October 2000, Buffets Holdings adopted the Equity Participation Plan, a non-qualified stock option plan under which up to 113,750 shares of Buffets Holdings common stock are reserved for issuance to certain employees. The option exercise price for each option, as determined at the date of grant, is based on the four full fiscal quarters immediately preceding the date of grant, using the amount by which the sum of 4.5 times earnings before interest, taxes, depreciation and amortization, as defined in the Credit Facility, and the proceeds payable to Buffets Holdings upon the exercise of the options, exceeds the consolidated indebtedness of Buffets Holdings as of the date of the award. Options are fully vested upon issuance and generally expire 15 years after the date of the grant or at an earlier date, as determined by the Board of Directors of Buffets Holdings. However, options are only exercisable in the event of a liquidity event, as defined in the Stockholders’ Agreement. Buffets Holdings has reserved the right to pay the plan participant the appreciated value of the shares rather than issuing equity.

     Executive officers of the company are not eligible for option grants under the Equity Participation Plan. However, certain of the Named Executive Officers currently hold options that were granted to them under the Equity Participation Plan when they were non-executive employees. The following Named Executive Officers have options outstanding for the number of shares shown: Mario O. Lee (2,500) and Fred P. Williams (2,500).
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     Buffets Restaurants Holdings is the sole holder of all 3,104,510 issued and outstanding shares of Buffets Holdings common stock. The following table sets forth the number and percentage of the outstanding shares of common stock of Buffets Restaurants Holdings beneficially owned by (1) each executive officer named in the Executive Compensation table above (the “named executive officers”) and each director of Buffets Holdings individually, (2) all executive officers and directors as a group and (3) the stockholders of Buffets Restaurant Holdings known to us to be the beneficial owner of more than 5% of Buffets Restaurant Holdings’ common stock as of June 28, 2006. Except as noted below, the address of each principal stockholder of Buffets Restaurant Holdings is c/o Buffets Holdings, Inc., 1460 Buffet Way, Eagan, Minnesota, 55121.

Name of Beneficial Owner	Shares	Percentage
Caxton-Iseman Investments L.P.(1)	2,501,438	80.6
Sentinel Capital Partners II, L.P.(2)	225,106	7.3
Frederick J. Iseman(1)	2,501,438	80.6
David S. Lobel	225,106	7.3
Roe H. Hatlen(3)	195,452	6.3
R. Michael Andrews, Jr. (4)	89,375	2.9
H. Thomas Mitchell	20,000	0.6
Fred P. Williams (5)	20,000	0.6
Mario O. Lee (6)	5,000	0.2
Robert M. Rosenberg (4)	4,610	0.1
Glenn D. Drasher (7)	2,251	0.1
Karlin A. Linhardt	—	—
Dale W. Maxfield	—	—
Steven M. Lefkowitz	—	—
Robert A. Ferris	—	—
All executive officers and directors as a group (16 persons)	3,068,857	98.9

(1)	By virtue of Mr. Iseman’s indirect control of Caxton-Iseman Investments L.P., he is deemed to beneficially own the 2,501,438 shares of common stock of Buffets Restaurants Holdings held by that entity. The address of Caxton-Iseman Investments L.P. and Mr. Iseman is c/o Caxton-Iseman Capital, Inc., 667 Madison Avenue, New York, New York, 10021. By virtue of Caxton-Iseman Investments L.P.’s direct ownership interest in Buffets Restaurants Holdings, Mr. Iseman is deemed to beneficially own the same number of shares of Buffets Holdings.

(2)	By virtue of Mr. Lobel’s indirect control of Sentinel Capital Partners II, L.P., he is deemed to beneficially own the 225,106 shares of common stock of Buffets Restaurants Holdings held by that entity. The address of Sentinel Capital Partners II, L.P. is 777 Third Avenue, 32nd Floor, New York, New York, 10017. By virtue of Sentinel Capital Partners II, L.P.’s direct ownership interest in Buffets Restaurants Holdings, Mr. Lobel is deemed to beneficially own the same number of shares of Buffets Holdings.

(3)	Mr. Hatlen has sole voting and dispositive power over 65,012 shares of common stock of Buffets Restaurants Holdings. Mr.

Hatlen may be deemed to be the beneficial owner of 33,340 shares of common stock of Buffets Restaurants Holdings held by Kari E. Hatlen, 33,339 shares of common stock of Buffets Restaurants Holdings held by Erik R. Hatlen, 22,506 shares of common stock of Buffets Restaurants Holdings owned by Lars C. Hatlen Trust and 10,833 shares of common stock of Buffets Restaurants Holdings owned by Lars C. Hatlen. By virtue of Mr. Hatlen’s control over Eventyr Investments Limited Partnership, he is deemed to beneficially own the 30,422 shares of common stock of Buffets Restaurants Holdings held by that entity. By virtue of Mr. Hatlen’s direct and beneficial ownership interests in Buffets Restaurants Holdings, Mr. Hatlen is deemed to beneficially own the same number of shares of Buffets Holdings.

(4)	Mr. Andrews also holds 32,500 phantom stock units of Buffets Holdings.

(5)	Mr. Williams also owned options to purchase 2,500 shares of common stock of Buffets Holdings and holds 7,500 phantom stock units of Buffets Holdings.

(6)	Mr. Lee also owned options to purchase 2,500 shares of common stock of Buffets Holdings and holds 2,500 phantom stock units of Buffets Holdings.

(7)	Mr. Rosenberg also owned options to purchase 12,600 shares of common stock of Buffets Holdings.

(8)	Mr. Linhardt holds 32,500 phantom stock units of Buffets Holdings.

(9)	Mr. Drasher separated from the company in August 2005.
     The following table provides information about the securities authorized for issuance under our Equity Participation Plan as of June 28, 2006:

Equity Compensation Plan Information
Number of securities
	Number of	Weighted-	remaining available for
	securities to be	average exercise	future issuance under
	issued upon exercise	price of	equity compensation
	of outstanding	outstanding	plans (excluding
	options, warrants	options, warrants	securities reflected in
Plan Category	and rights	and rights	column (A))
Equity compensation plans approved by security holders	77,823	$14.34	35,927
Equity compensation plans not approved by security holders	—	—	—

Total	77,823	$14.34	35,927

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Founder Advisory Agreements
     Roe H. Hatlen has entered into an advisory arrangement with us. Under his advisory agreement, Mr. Hatlen received $243,000 in fiscal 2006. These amounts are in addition to salaries payable to Mr. Hatlen in fiscal 2005 and 2006 in his employment capacity with the company. In addition, Mr. Hatlen will receive health, medical and other benefits comparable to those made available to our management employees through calendar 2010. Mr. Hatlen is a minority shareholder of Buffets Restaurants Holdings and controls approximately 6.3% of the shares of Buffets Holdings common stock.
Caxton-Iseman Capital Advisory Agreement
     We entered an advisory agreement with Caxton-Iseman Capital under which Caxton-Iseman Capital, a majority shareholder of Buffet Restaurant Holdings (approximately 80.6% of the outstanding common stock) provides various advisory services to us in exchange for an annual advisory fee equal to 2% of our annual consolidated earnings before interest, taxes, depreciation and amortization and an additional 1% fee for advisory services relating to particular transactions. Under this agreement, we paid $0.2 million in fiscal 2006. Through fiscal 2005, the annual advisory fee was prepaid each February for the following twelve-month period. In fiscal 2006, the Company ceased prepaying the annual advisory fee. No payments were made during the first three quarters of fiscal 2006, at which time the prepaid balance was fully amortized. The Company began making monthly payments during the fourth quarter of fiscal 2006.
Sentinel Capital Advisory Agreement
     We entered into an advisory agreement with Sentinel Capital Partners, L.L.C., a minority shareholder of Buffets Restaurant Holdings (approximately 7.1% of the outstanding common stock) under which Sentinel Capital provides various advisory services to us. Under this agreement, we paid $200,000 in fiscal 2006.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The following table presents aggregate fees for professional services rendered by our principal accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte & Touche”) for the audit of our annual consolidated financial statements for the years ended June 30, 2004, June 29, 2005 and June 28, 2006.

	For the Year Ended
	June 30,	June 29,	June 28,
	2004	2005	2006
	(In thousands)
Audit fees (1)	$286	$403	$265
Audit-related fees (2)	43	10	18
Tax fees (3)	57	67	61
All other fees	—	—	—

Total fees	$386	$480	$344

(1)	Audit fees are comprised of annual audit fees, quarterly review fees, comfort letter fees, consent fees, fees associated with the review of prospectuses and consultation fees on accounting issues.

(2)	Audit-related fees for fiscal year 2004 are comprised of annual audits and quarterly reviews of our subsidiaries. Audit-related fees for fiscal years 2005 and 2006 related to the issuance of a separate audit report on the consolidated financial statements of Buffets, Inc.

(3)	Tax fees are comprised of tax compliance and consultation fees.
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
     We, and our audit committee, are committed to ensuring the independence of the Independent Registered Public Accounting Firm, both in fact and appearance. In this regard, our audit committee has established a pre-approval policy in accordance with the applicable rules of the Securities and Exchange Commission. The pre-approval policy (i) identifies specifically prohibited services by our Independent Registered Public Accounting Firm; (ii) requires the annual review and approval of audit services, including the annual audit and quarterly review of us as well as other audits required contractually; (iii) stipulates certain other audit-related services as “pre-approved,” including procedures performed in connection with issuing comfort letters and activities associated with the research, application and interpretation of accounting standards as well as those related to the Securities and Exchange Commission’s review of our security filings; and (iv) requires the annual review and approval of certain non-audit services once they exceed specified monetary levels, including income tax preparation, income tax consulting and debt covenant compliance testing. All non-audit services require pre-approval by the full audit committee, unless delegated to a committee member.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
(a)	Documents filed as part of this report:
1.	The following Financial Statements of the Company are included in Part II, Item 8 of this Annual Report on Form 10-K:
Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 29, 2005 and June 28, 2006.

Consolidated Statements of Operations for the Year Ended June 30, 2004, for the Year Ended June 29, 2005 and for the Year Ended June 28, 2006.

Consolidated Statements of Shareholder’s Equity (Deficit) for the Year Ended July 2, 2003, for the Year Ended June 30, 2004, for the Year Ended June 29, 2005 and for the Year Ended June 28, 2006

Consolidated Statements of Cash Flows for the Year Ended June 30, 2004, for the Year Ended June 29, 2005, and for the Year Ended June 28, 2006.

Notes to Consolidated Financial Statements

2.	Schedules to Financial Statements:

All financial statement schedules have been omitted because they are either inapplicable or the information required is provided in the Company’s Consolidated Financial Statements and Notes thereto, included in Part II, Item 8 of this Annual Report on Form 10-K.

3.	See Index to Exhibits on page 91 of this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUFFETS HOLDINGS, INC.
Date: September 20, 2006	By:	/s/ R. Michael Andrews, Jr.
R. Michael Andrews, Jr.
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ A. Keith Wall
A. Keith Wall
Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each individual whose signature appears below hereby constitutes and appoints R. Michael Andrews, Jr. or A. Keith Wall or either of them his true and lawful agent, proxy and attorney-in-fact, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report filed pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, and to file the same with all exhibits thereto, and the other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and things requisite and necessary to be done, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report and the foregoing Power of Attorney have been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roe H. Hatlen Roe H. Hatlen	Vice Chairman and Director	September 20, 2006

/s/ R. Michael Andrews, Jr. R. Michael Andrews, Jr.	Chief Executive Officer (Principal Executive Officer)	September 20, 2006

/s/ A. Keith Wall A. Keith Wall	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	September 20, 2006

/s/ Robert A. Ferris Robert A. Ferris	Director	September 20, 2006

/s/ Frederick J. Iseman Frederick J. Iseman	Director (Chairman of the Board of Directors)	September 20, 2006

/s/ Steven M. Lefkowitz Steven M. Lefkowitz	Director	September 20, 2006

/s/ David S. Lobel David S. Lobel	Director	September 20, 2006

/s/ Robert M. Rosenberg Robert M. Rosenberg	Director	September 20, 2006

INDEX TO EXHIBITS

Exhibit
Number	Description

2.1*	Agreement and Plan of Merger dated as of July 24, 2006 among Ryan’s Restaurant Group, Inc., Buffets, Inc. and Buffets Southeast, Inc. (incorporated by reference to Exhibit 2.1 to Buffets Holdings, Inc.’s Current Report on Form 8-K, filed with the Commission on July 25, 2006 (SEC file No, 333-116897)).

3.1*	Amended Certificate of Incorporation of Buffets Holdings, Inc. (incorporated by reference to Exhibit 3.1 to Buffets Holdings, Inc.’s Registration Statement on Form S-4, filed with the Commission on June 25, 2004 (SEC file No. 333-116897)).

3.2*	By-Laws of Buffets Holdings, Inc. (incorporated by reference to Exhibit 3.2 to Buffets Holdings, Inc.’s Registration Statement on Form S-4, filed with the Commission on June 25, 2004 (SEC file No. 333-116897)).

4.1*	Indenture, dated as of June 28, 2002, among Buffets, Inc., the Guarantors and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Buffets, Inc.’s Registration Statement on Form S-4, filed with the Commission on August 16, 2002 (SEC file No. 333-98301)).

4.2*	Form of Exchange Note (incorporated by reference to Exhibit A to Exhibit 4.1 to Buffets, Inc.’s Registration Statement on Form S-4, filed with the Commission on August 16, 2002 (SEC file No. 333-98301)).

4.3*	First Supplemental Indenture (“Subsidiary Guaranty”), dated as of September 26, 2003, among HomeTown Buffet Merger Company, Inc., Buffets, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Buffets, Inc.’s Quarterly Report on Form 10-Q filed with the Commission on November 7, 2003 (SEC file No. 033-00171)).

4.4*	Second Supplemental Indenture, dated as of November 5, 2003, between Tahoe Joe’s, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to Buffets, Inc.’s Quarterly Report on Form 10-Q filed with the Commission on November 7, 2003 (SEC file No. 033-00171)).

4.5*	Third Supplemental Indenture, dated as of December 10, 2003 among NSHE Bennington, LLC, Buffets, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Buffets, Inc.’s Quarterly Report on Form 10-Q filed with the Commission on January 27, 2004 (SEC file No. 033-00171)).

4.6*	Fourth Supplemental Indenture, dated as of February 20, 2004 among Buffets Holdings, Inc., Buffets, Inc., and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Buffets, Inc.’s Quarterly Report on Form 10-Q filed with the Commission on May 12, 2004 (SEC file No. 033-00171)).

4.7*	Indenture, dated as of May 18, 2004, between Buffets Holdings, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Buffets Holdings, Inc.’s Registration Statement on Form S-4, filed with the Commission on June 25, 2004 (SEC file No. 333-116897)).

4.8*	Form of Exchange Security (incorporated by reference to Exhibit B to Exhibit 4.1 to Buffets Holdings, Inc.’s Registration Statement on Form S-4, filed with the Commission on June 25, 2004 (SEC file No. 333-116897)).

10.1*	Credit Agreement, dated as of June 28, 2002, among Buffets, Inc., Buffets Holdings, Inc., the lenders party thereto and Credit Suisse First Boston, as administrative agent and as collateral agent for the lenders (incorporated by reference to Exhibit 10.1 to Buffets, Inc.’s Registration Statement on Form S-4, filed with the Commission on August 16, 2002 (SEC file No. 333-98301)).

10.2*	Amendment Agreement, dated as of February 20, 2004, to the Credit Agreement dated as of July 28, 2002, among Buffets, Inc., Buffets Holdings, Inc., the Subsidiaries named therein, the Lenders named therein and Credit Suisse First Boston, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Buffets, Inc.’s Quarterly Report on Form 10-Q filed with the Commission on May 12, 2004 (SEC file No. 033-00171)).

Exhibit
Number	Description

10.3*	Amendment No. 1, dated as of April 6, 2005, to the Amended and Restated Credit Agreement dated as of February 20, 2004, among Buffets, Inc., Buffets Holdings, Inc., the Lenders from time to time party thereto and Credit Suisse (formerly known as Credit Suisse First Boston), as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Buffets Holdings, Inc.’s Current Report on Form 8-K, filed with the Commission on July 28, 2005 (SEC File No. 333-116897)).

10.4*	Management and Fee Agreement, dated October 2, 2000, by and among Buffets, Inc. and Caxton-Iseman Capital, Inc. (incorporated by reference to Exhibit 10.2 to Buffets, Inc.’s Registration Statement on Form S-4, filed with the Commission on August 16, 2002 (SEC file No. 333-98301)).

10.5*	Amended and Restated Management and Fee Agreement, dated as of February 20, 2004, by and between Buffets, Inc. and CxCIC LLC (the “Amended Management Agreement”) (incorporated by reference to Exhibit 10.2 to Buffets Inc.’s Quarterly Report on Form 10-Q filed with the Commission on May 12, 2004 (SEC file No. 033-00171)).

10.6*	Management and Fee Agreement, dated October 2, 2000, by and between Buffets, Inc. and Sentinel Capital Partners, L.L.C. (incorporated by reference to Exhibit 10.3 to Buffets, Inc.’s Registration Statement on Form S-4, filed with the Commission on August 16, 2002 (SEC file No. 333-98301)).

10.7*	Advisory Agreement, dated September 28, 2000, by and among Buffets Holdings, Inc., Buffets, Inc. and Roe E. Hatlen (incorporated by reference to Exhibit 10.4 to Buffets, Inc.’s Registration Statement on Form S-4, filed with the Commission on August 16, 2002 (SEC file No. 333-98301)).

10.8*	Amendment No. 1, dated as of December 13, 2005, to the Advisory Agreement between Buffets Holdings, Inc. and Roe H. Hatlen, dated as of September 28, 2000 (incorporated by reference to Exhibit 10.1 to Buffets Holdings, Inc.’s Current Report on Form 8-K, filed with the Commission on December 16, 2005 (SEC file No. 333-116897)).

10.9*	Description of Material Terms of Buffets, Inc.’s fiscal 2006 Incentive Based Compensation Program for Executives (incorporated by reference to Exhibit 10.1 to Buffets Holdings, Inc.’s Current Report on Form 8-K, filed with the Commission on November 10, 2005 (SEC file No. 333-116897)).

10.10*	Form of Buffets Holdings, Inc. Cash and Phantom Incentive Unit Award Agreement (incorporated by reference to Exhibit 10.2 to Buffets Holdings, Inc.’s Current Report on Form 8-K, filed with the Commission on December 16, 2005 (SEC file No. 333-116897)).

10.11*	Form of Buffets Holdings, Inc. Severance Protection Agreement (incorporated by reference to Buffets Holdings, Inc.’s Current Report on Form 8-K, filed with the Commission on December 16, 2005 (SEC file No. 333-116897)).

10.12*	Contribution Agreement, dated as of December 29, 2005, among Buffets Holdings, Inc., Caxton-Iseman Investments, L.P., Sentinel Capital Partners II, L.P., members of Buffets Holdings senior management and Buffets Restaurants Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Buffets Holdings, Inc.’s Current Report on Form 8-K, filed with the Commission on December 30, 2005 (SEC file No. 333-116897)).

14.1*	Code of Ethics (incorporated by reference to Exhibit 14.1 to Buffets Holdings, Inc.’s Annual Report on Form 10-K, filed with the Commission on September 28, 2004 (SEC File No. 333-116897)).

21*	List of Subsidiaries of Buffets Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Buffets Holdings, Inc.’s Current Report on Form 8-K, filed with the Commission on July 28, 2005 (SEC File No. 333-116897)).

24	Powers of Attorney (included on signature pages of this Part II).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Previously provided or incorporated by reference.