Form 10-Q
period 2006-09-20
BUFFETS HOLDINGS, INC.
filed 2006-11-06
CIK 1292731

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 20, 2006
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
YES ☐ NO ☑
The number of shares of Buffets Holdings, Inc. common stock outstanding as of November 6, 2006 was 3,104,510.

BUFFETS HOLDINGS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BUFFETS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 28,	September 20,
	2006	2006
	(Unaudited)
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,219	$8,061
Receivables	4,879	4,485
Inventories	18,926	18,820
Prepaid expenses and other current assets	5,384	4,563
Deferred income taxes	10,324	10,324

Total current assets	59,732	46,253
PROPERTY AND EQUIPMENT, net	141,404	143,172
GOODWILL	312,163	312,163
DEFERRED INCOME TAXES	13,683	13,683
OTHER ASSETS, net	11,514	15,326

Total assets	$538,496	$530,597

LIABILITIES AND SHAREHOLDER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$48,101	$43,315
Accrued liabilities	68,344	62,686
Income taxes payable	6,977	2,014
Current maturities of long-term debt	1,862	7,862

Total current liabilities	125,284	115,877
LONG-TERM DEBT, net of current maturities	460,652	463,934
DEFERRED LEASE OBLIGATIONS	28,356	28,435
OTHER LONG-TERM LIABILITIES	7,355	6,642

Total liabilities	621,647	614,888
SHAREHOLDER’S DEFICIT:
Preferred stock; $.01 par value, 1,100,000 shares authorized; none issued and outstanding as of June 28, 2006 and September 20, 2006	—	—
Common stock; $.01 par value, 3,600,000 shares authorized; 3,104,510 shares issued and outstanding as of June 28, 2006 and 3,104,510 as of September 20, 2006	31	31
Additional paid in capital	5	5
Accumulated deficit	(83,187)	(84,327)

Total shareholder’s deficit	(83,151)	(84,291)

Total liabilities and shareholder’s deficit	$538,496	$530,597

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUFFETS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Weeks Ended
	September 21,	September 20,
	2005	2006
	(Unaudited)
	(In thousands)
RESTAURANT SALES	$226,738	$221,276
RESTAURANT COSTS:
Food	74,775	76,554
Labor	64,142	62,693
Direct and occupancy	53,099	53,486

Total restaurant costs	192,016	192,733
ADVERTISING EXPENSES	7,183	7,227
GENERAL AND ADMINISTRATIVE EXPENSES	10,046	9,728
CLOSED RESTAURANT COSTS	256	742
MERGER INTEGRATION COSTS	—	440

OPERATING INCOME	17,237	10,406
INTEREST EXPENSE	11,868	13,228
INTEREST INCOME	(82)	(28)
LOSS RELATED TO REFINANCING	647	243
OTHER INCOME	(197)	(202)

INCOME (LOSS) BEFORE INCOME TAXES	5,001	(2,835)
INCOME TAX EXPENSE (BENEFIT)	1,877	(1,695)

Net income (loss)	$3,124	$(1,140)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUFFETS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Weeks Ended
	September 21,	September 20,
	2005	2006
	(Unaudited)
	(In thousands)
OPERATING ACTIVITIES:
Net income (loss)	$3,124	$(1,140)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,275	7,384
Amortization of debt issuance cost	353	413
Accretion of original issue discount	3,072	3,748
Loss on disposal of assets	24	249
Changes in assets and liabilities:
Receivables	(105)	394
Inventories	(11)	172
Prepaid expenses and other current assets	1,274	190
Accounts payable	(4,631)	(4,786)
Accrued and other liabilities	(4,303)	(6,335)
Income taxes payable	(323)	(4,963)

Net cash provided by (used in) operating activities	5,749	(4,674)

INVESTING ACTIVITIES:
Acquisitions, net of liabilities assumed	—	(3,468)
Purchase of property and equipment	(5,751)	(6,836)
Collections on notes receivable	183	697
Purchase of other assets	(438)	(3,411)

Net cash used in investing activities	(6,006)	(13,018)

FINANCING ACTIVITIES:
Repayment of debt	(504)	(466)
Proceeds from revolving credit facility	—	6,000

Net cash provided by (used in) financing activities	(504)	5,534

NET CHANGE IN CASH AND CASH EQUIVALENTS	(761)	(12,158)
CASH AND CASH EQUIVALENTS, beginning of period	20,662	20,219

CASH AND CASH EQUIVALENTS, end of period	$19,901	$8,061

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for —
Interest (net of capitalized interest of $73 and $77)	$14,088	$14,769

Income taxes	$2,199	$3,268

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
Description of Business
     The Company owns and operates a chain of restaurants in the United States under the names of Old Country Buffet®, Country Buffet®, HomeTown Buffet®, Granny’s BuffetSM and Tahoe Joe’s Famous Steakhouse®. The Company, operating principally in the family dining segment, owned and operated 340 restaurants (331 family buffet restaurants) and franchised eighteen restaurants as of September 20, 2006.
     On November 1, 2006, Buffets, Inc. and Ryan’s Restaurant Group, Inc., a South Carolina Corporation (“Ryan’s”) announced the completion of the previously announced merger of Buffets Southeast, Inc., a South Carolina corporation and wholly owned subsidiary of Buffets (“Merger Sub”), and Ryan’s in a cash transaction valued at approximately $835.9 million, including debt that was repaid at closing. Pursuant to the Merger Agreement, Merger Sub merged with and into Ryan’s, with Ryan’s remaining as the surviving corporation (the “Merger”). As a result of the Merger, Ryan’s became a wholly-owned subsidiary of Buffets, Inc. The combined company, called Buffets, Inc. and headquartered in Eagan, Minnesota, operates 672 restaurants in 42 states, principally under the Ryan’s®, Fire Mountain®, Old Country Buffet® and HomeTown Buffet® brands. Ryan’s operates as a separate division of Buffets and continues to be based in Greer, South Carolina. Refer to Note 11 Subsequent Events for further discussion of the merger transaction with Ryan’s.
Interim Financial Information
     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all necessary adjustments, which are of a normal recurring nature, to present fairly the Company’s financial position and the results of its operations and cash flows for the periods presented, in conformity with accounting principles generally accepted in the United States of America and with the regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to SEC rules and regulations. Operating results for the twelve weeks ended September 20, 2006 are not necessarily indicative of results that may be achieved for the fiscal year ending June 27, 2007. Historical results will not be indicative of future results due to the consummation of the merger transaction with Ryan’s.
     The balance sheet as of June 28, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.
     These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes contained in the Company’s Form 10-K filed with the Securities and Exchange Commission on September 20, 2006 and with Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 22 through 31 of this report.
Principles of Consolidation
     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Fiscal Year
     The Company’s fiscal year is comprised of 52 or 53 weeks divided into four fiscal quarters of twelve, twelve, sixteen, and twelve or thirteen weeks, respectively.
2. Recent Accounting Pronouncements
     On July 13, 2006, FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109, was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, which is the beginning of the Company’s fiscal year 2008. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its consolidated results of operations and financial condition.
3. Stock-Based Compensation
     On June 29, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair value on the grant date. SFAS 123(R) supersedes Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”).
     SFAS 123(R) requires public entities to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. A nonpublic entity, likewise, will measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of those instruments, except in certain circumstances. Specifically, if it is not possible to reasonably estimate the fair value of equity share options and similar instruments because it is not practicable to estimate the expected volatility of the entity’s share price, a nonpublic entity is required to measure its awards of equity share options and similar instruments based on a value calculated using the historical volatility of an appropriate industry sector index instead of the expected volatility of its share price (“Calculated Value”).
     The Company is a nonpublic entity, as defined by SFAS 123(R), and the Company is unable to reasonably estimate the fair value of its equity awards and similar instruments because it is not practicable for the Company to estimate the expected volatility of its share price. Therefore, the Company calculates volatility using the historical volatility of publicly traded companies within the family dining segment of the restaurant industry in order to determine the Calculated Value of our equity awards.
     In the case of liability instruments, as opposed to share-based payment awards, a nonpublic entity may elect to measure its liability awards at their fair value or intrinsic value (the difference between the strike price and the market price). The value of liability awards are remeasured subsequently at each reporting date through the settlement date. Changes in value during the requisite service period are recognized as compensation cost over that period. The Company has elected to use intrinsic value to measure its liability awards.
     The value of the portion of a share-based payment award or a liabililty award that is ultimately expected to vest is recognized as expense over the requisite service period. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ materially from those estimates. In the Company’s pro forma disclosures required under SFAS 123 for the periods prior to fiscal 2007, the Company accounted for forfeitures as they occurred.
     For purposes of determining the Calculated Value of share-based payment awards on the date of grant under SFAS 123(R), the Company uses the Black-Scholes option-pricing model (“Black-Scholes Model”). The Black-Scholes Model requires the input of certain assumptions that involve judgment. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect the fair value estimates, the available option pricing models may not provide a reliable single measure of the fair value of the Company’s employee stock options. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies, and thereby materially impact the Company’s fair value determination.

     As a nonpublic entity, the Company used the minimum value method in calculating its pro forma disclosures required under SFAS 123 for the periods prior to fiscal 2007. As such, the Company was required to adopt SFAS 123(R) using the prospective transition method. Under this method of adoption, the requirements of SFAS 123(R) apply prospectively to new awards and to awards modified, repurchased, or cancelled after the required effective date, which was June 29, 2006, the first day of fiscal year 2007. The Company is required to continue to account for any portion of awards outstanding as of this date using the accounting principles originally applied to those awards. As such, the Company will continue to account for those awards outstanding as of the adoption date using the intrinsic value method pursuant to the requirements of APB 25. Subsequent grants and existing awards that are modified, repurchased, or cancelled after the adoption date will be accounted for pursuant to the requirements of SFAS 123(R).
     For awards outstanding at the date of adoption, under the intrinsic value method pursuant to APB 25, no share-based compensation expense has been recognized in the Company’s condensed consolidated statements of operations because the exercise price of the Company’s share-based awards granted equaled the estimated fair market value of the underlying stock at the date of grant. The adoption of this statement and the application of its requirements to new awards and towards modified, repurchased, or cancelled after the required effective date had no impact on the Company’s condensed consolidated financial statements. The Company’s condensed consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123(R), as restatement is prohibited under the prospective transition method.
Equity Participation Plan
     In October 2000, Buffets Holdings adopted an Equity Participation Plan, a non-qualified stock option plan under which up to 113,750 shares of common stock are reserved for issuance to certain employees (the “Equity Participation Plan”). The option exercise price for each option granted under the Equity Participation Plan, as determined at the date of grant, is based on the four full fiscal quarters immediately preceding the date of the award using the amount by which the sum of 4.5 times earnings before interest, taxes, depreciation and amortization, as defined in the Credit Facility (as this term is defined in Note 6), and the proceeds payable to the Company upon the exercise of the options, exceeds the consolidated indebtedness of the Company as of the date of the award. Options are fully vested upon issuance and generally expire 15 years from the date of the grant or at an earlier date, as determined by the Board of Directors. However, the options are subject to a performance condition and only exercisable in the event of a liquidity event, as defined in the Stockholders’ Agreement. The Company reserves the right to pay the plan participant the appreciated value of the shares rather than actually issue equity.
     The Company classifies the awards under the Equity Participation Plan as equity awards, and as such, the Company estimates the fair value of the share-based payment awards on the date of grant using an option-pricing model for new awards and existing awards that are modified, repurchased, or cancelled after June 29, 2006. Awards granted prior to that date that have not been modified, repurchased, or cancelled subsequent to that date are accounted for using the intrinsic value method pursuant to APB 25. As of September 20, 2006, the Company does not believe it is probable the performance condition contained in the terms of the options will be satisfied; therefore, the Company has not reclassified these awards as liability awards. The Company recognized no compensation expense related to the options for the first quarter of fiscal 2007.
     The Company issued no options and there were no options exercised during the first quarter of fiscal 2007. The Company has 76,948 fully vested options outstanding and no options are exercisable since exercise is conditional on a liquidity event and the likelihood of such an event is deemed to be remote as of September 20, 2006.
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
     The Company classifies awards under the Cash and Phantom Incentive Unit Award Agreements as liability awards, and as such, the Company estimates the intrinsic value of such awards each reporting period until settlement. Compensation expense is determined by the change in the intrinsic value at each reporting date. As of September 20, 2006, the Company does not believe it is probable the performance condition contained in the terms of the awards will be satisfied. Given that none of the awards were vested in the first quarter of fiscal 2007, and given the awards had no intrinsic value, the Company has not recognized any related compensation expense related to the awards for the quarter.
     The Company issued 107,425 awards during the first quarter of fiscal year 2007. The Company has no fully vested awards outstanding or exercisable since exercise is conditioned upon of the occurrence of a Realization Event and the likelihood of such an event is deemed to be remote as of September 20, 2006.
Cash Appreciation Plan
     In October 2000, Buffets Holdings adopted a Cash Appreciation Plan (the “Cash Appreciation Plan”), which is a cash based incentive arrangement to maintain and enhance the performance and profitability of the Company, under which up to 48,750 cash appreciation units (the “units”) are reserved for issuance to certain employees that are not included in the Equity Participation Plan. The value of the units is determined under a formula, which is tied to the Company’s profitability, and the units do not represent any stock or equity interest in the Company. When the grantee of an award exercises their units, such grantee will receive a cash payment in an amount equal to the amount by which such units have appreciated from the date of grant to the date of exercise. The unit exercise price for each unit, which is determined at the date of grant and used to calculate the appreciation of the unit, is based on the four full fiscal quarters immediately preceding the date of the award using the amount by which the sum of 4.5 times earnings before interest, taxes, depreciation and amortization, as defined in the Credit Facility, and the proceeds payable to the Company upon the exercise of the options, exceeds the consolidated indebtedness of the Company as of the date of the award.
     Units issued to restaurant managers, other than General Managers, vest ratably over a five-year period and generally expire 15 years from the date of the grant or at an earlier date, as determined by the Board of Directors.
     Units issued to all other employees are fully vested upon issuance and generally expire 15 years from the date of the grant or at an earlier date, as determined by the Board of Directors. However, payment in respect of the units is conditioned upon the occurrence of a liquidity event, as defined in the Stockholders’ Agreement dated September 29, 2000.
     The Company classifies the awards under the Cash Appreciation Plan as liability awards, and as such, the Company estimates the intrinsic value of the awards each reporting period until settlement. Compensation expense is determined by the change in the intrinsic value at each reporting date. As of September 20, 2006, there was no intrinsic value to units granted to either group of employees, therefore, the Company has not recognized any compensation expense related to restaurant manager units for the quarter.
     During the first quarter of fiscal year 2007 the Company issued no units under the Cash Appreciation Plan. There were no awards exercised during the quarter by either group of employees. As of the period ended September 20, 2006, there were 2,917 fully vested and 4,200 exercisable units held by restaurant managers and 27,752 fully vested units held by non-restaurant managers, of which none are exercisable since exercise is conditioned upon occurrence of a liquidity event, and the likelihood of such an event is deemed to be remote as of September 20, 2006.
4. Other Assets
     Other assets consist principally of debt issuance costs, notes receivable and other intangibles net of accumulated amortization of $4.0 million and $4.4 million as of June 28, 2006 and September 20, 2006, respectively. Debt issuance costs are the capitalized costs incurred in conjunction with amending Buffets, Inc.’s senior credit agreement, issuing Buffets, Inc.’s senior subordinated notes and issuing Buffets Holdings’ senior discount notes. Debt issuance costs are being amortized over the terms of the financing arrangements using the effective interest method. Other intangibles include trademarks, franchise fees and liquor licenses. Trademarks and franchise fees are fully amortized as of September 20, 2006. Liquor licenses are not amortized, as they have indefinite lives. Notes receivable principally arose from the sale of certain restaurant facilities. Long-term and short-term notes receivable collectively totaled $0.8 million as of June 28, 2006 and $0.1 million as of September 20, 2006. The notes receivable have due dates between 2006 and 2008.

     The gross carrying amount and accumulated amortization of each major intangible asset class was as follows (in thousands):

	Franchise fees		Trademarks		Liquor licenses		Total
	Gross		Gross		Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization	Amount	Amortization	Amount	Amortization
BALANCE, June 28, 2006	$69	$(69)	$34	$(34)	$345	$(25)	$448	$(128)
FY 2007 Activity:

Additions	—	—	—	—	48	—	48	—
Amortization	—	—	—	—	—	—	—	—

BALANCE, September 20, 2006	$69	$(69)	$34	$(34)	$393	$(25)	$496	$(128)

5. Accrued Liabilities
     Accrued liabilities consisted of the following (in thousands):

	June 28,	September 20,
	2006	2006
Accrued compensation	$17,634	$16,036
Accrued workers’ compensation	12,520	12,126
Accrued interest	13,552	7,926
Accrued insurance	8,178	8,402
Accrued sales, use and property taxes	6,348	8,713
Unearned revenue	3,998	3,475
Closed restaurant reserve	1,685	1,184
Accrued other	4,429	4,824

	$68,344	$62,686

6. Long-Term Debt
     As of September 20, 2006, long-term debt outstanding was as follows (in thousands):

Buffets, Inc.
Credit Facility:
Revolving credit facility, interest at LIBOR plus 3.25%, due September 29, 2006 (interest rate at 8.58% as of September 20, 2006)	$6,000
Term loan, interest at LIBOR plus 3.50%, due quarterly through June 28, 2009 (interest rate at 8.99% as of September 20, 2006)	181,587

Total Credit Facility	187,587
Senior subordinated notes, interest at 11.25%, due July 15, 2010, net of discount of $3,990	180,675

Total long-term debt at Buffets, Inc.	368,262

Buffets Holdings, Inc.
Senior discount notes, interest at 13.875%, due December 15, 2010, net of discount of $28,466	103,534

Grand total long-term debt	471,796
Less — Current maturities	7,862

$463,934

     See Note 11 Subsequent Events for additional information regarding the refinancing of the Company’s long-term debt in conjunction with the merger with Ryan’s.

Credit Facility
     Effective September 13, 2006, Buffets Holdings entered into Amendment No. 2, dated as of September 13, 2006 (the “Amendment”), to the Amended and Restated Credit Agreement, dated as of February 20, 2004 (the “Credit Facility”), among Buffets, Inc., Buffets Holdings, the Lenders from time to time party thereto and Credit Suisse (formerly known as Credit Suisse First Boston), as administrative agent and collateral agent, as amended by Amendment No. 1, dated as of April 6, 2005. The Amendment relaxes the interest coverage ratios and adjusts the maximum leverage ratios of the Credit Facility with which Buffets, Inc. is required to comply.
     The Credit Facility provides for total borrowings of up to $310.0 million, including (i) a $230.0 million term loan, (ii) a $30.0 million revolving credit facility, (iii) a $20.0 million letter of credit facility, and (iv) a $30.0 million synthetic letter of credit facility. The terms of the Credit Facility permit Buffets, Inc. to borrow, subject to availability and certain conditions, incremental term loans or to issue additional notes in an aggregate amount up to $25.0 million. The borrowings under the term loan facility bear interest, at Buffets, Inc.’s option, at either adjusted LIBOR plus 3.50% or at an alternate base rate plus 2.50%, subject to a leverage-based pricing grid. The alternate base rate is the greater of Credit Suisse First Boston’s prime rate, or the federal funds effective rate plus 1/2%. The term loan and the synthetic letter of credit facility mature on June 28, 2009, while the revolving facility and the letter of credit facilities mature on June 28, 2007. The borrowings due under the term loan are payable in equal quarterly installments in an annual amount equal to 1% of the term loan during each of the first four and a half years of the loan, with the remaining balance payable due in equal quarterly installments during the last year of the loan. The Credit Facility is fully and unconditionally guaranteed by Buffets Holdings, which has no independent assets or operations, and is secured by substantially all of the Company’s assets. Borrowing availability under the Credit Facility depends upon our continued compliance with certain covenants and financial ratios including leverage, interest coverage and fixed charge coverage as specifically defined in the Credit Facility and its amendments. Buffets, Inc. was in compliance with all financial ratio covenants of the amended Credit Facility as of September 20, 2006. However, as set forth in Amendment No. 2, the financial ratio covenant requirements increase over time.
     As of September 20, 2006, Buffets, Inc. had $38.7 million in outstanding letters of credit, which expire through November 15, 2007. As of September 20, 2006, the total borrowing availability was $35.3 million, which is comprised of a revolving credit facility of $24.0 million and letter of credit facilities of $11.3 million.
     See Note 11 Subsequent Events for additional information regarding the refinancing of the Company’s Credit Facility in conjunction with the merger with Ryan’s.
11 1/4% Senior Subordinated Notes
     On June 28, 2002, Buffets, Inc. issued 11 1/4% senior subordinated notes in the principal amount of $230 million due July 15, 2010. These notes were issued at 96.181% of par, resulting in an effective yield of 12% to the initial principal amount. Interest is payable semi-annually on January 15 and July 15 of each year through July 15, 2010. Accretion of the original issue discount was approximately $0.2 million during the first twelve weeks of fiscal years 2006 and 2007, respectively, and is included in interest expense in the accompanying consolidated statements of operations. Beginning on July 15, 2006, Buffets, Inc. was entitled to redeem some or all of the notes, at certain specified prices, at any time. The redemption price during the first twelve-month period following July 15, 2006 is 105.625%. The redemption price declines by 1.875% per year until July 15, 2009, at which point there is no redemption price premium. In the event of a change in control, as defined in the indenture governing those notes, the holders of the notes may require the Company to repurchase the notes at a purchase price of 101% of the outstanding principal amount plus accrued and unpaid interest.
     See Note 11 Subsequent Events for additional information regarding the refinancing of the Buffets, Inc.’s 11 1/4% senior subordinated notes in conjunction with the merger with Ryan’s.
13 7/8% Senior Discount Notes
     On May 18, 2004, Buffets Holdings issued $132.0 million aggregate principal amount at maturity of 13 7/8% senior discount notes due December 31, 2010. These notes were issued at a discount to their aggregate principal amount at maturity. Prior to July 31, 2008, interest accrues on Buffets Holdings’ 13 7/8% senior discount notes in the form of an increase in the accreted value of those notes. The accreted value of the notes increases until July 31, 2008 at a rate of 13 7/8% per annum. After this date, cash interest on the notes will accrue and be payable on January 31 and July 31 of each year at a rate of 13 7/8% per annum. Accretion of the discount was approximately $2.9 million and $3.5 million during the first twelve weeks of fiscal years 2006 and 2007, respectively, and is included in interest expense in the accompanying consolidated statements of operations. If Buffets Holdings fails to meet certain leverage ratio tests on or about July 31, 2006 or July 31, 2008, additional interest will accrue on the notes from that date at a rate of 1% per annum, up to a maximum of 2% per annum. As of July 31, 2006, Buffets Holdings did not meet the leverage ratio test. Therefore, additional interest is accruing from July 31, 2006 on our senior discount notes at a rate of 1% per annum.

     See Note 11 Subsequent Events for additional information regarding the refinancing of the Company’s 13 7/8% senior discount notes in conjunction with the merger with Ryan’s.
7. Acquisition
     On August 1, 2006, the Company’s subsidiary, OCB Restaurant Company, LLC, acquired certain assets and liabilities of North’s Restaurants, Inc. (“North’s”), primarily comprised of five buffet restaurants in California and Oregon. The purchase price was $3.3 million. In addition, we incurred $0.2 million of transaction costs. The acquisition was accounted for as a purchase business combination in accordance with Statement of Financial Accounting Standards (SFAS) No. 141 “Business Combinations.” No goodwill was recorded as a result of the purchase price allocation. The results of North’s subsequent to August 1, 2006, are included in our results of operations for the three months ended September 20, 2006.
8. Related-Party Transactions
     In October 2000, the Company entered into a management agreement with Caxton-Iseman Capital, Inc. (“Caxton-Iseman”) a majority shareholder of Buffets Restaurants Holdings holding approximately 80.6% of the outstanding common stock, under which Caxton-Iseman provides various advisory services to the Company in exchange for an annual advisory fee equal to 2% of the Company’s annual consolidated earnings before interest, taxes, depreciation and amortization. Caxton-Iseman receives an additional fee for advisory services relating to particular financial transactions equal to 1% of the transaction value.
     On November 1, 2006, Buffets, Inc. entered into the Second Amended and Restated Management and Fee Agreement (the “Management Agreement”) with Caxton-Iseman. In accordance with the terms of the Management Agreement, upon the request of Buffets, Inc., Caxton-Iseman is to provide certain acquisition and financial advisory services to Buffets, Inc.
     In consideration for the services to be provided by Caxton-Iseman, Buffets, Inc. agreed to pay Caxton-Iseman (i) an annual fee equal to 2% of Buffets, Inc.’s EBITDA (as defined in the Management Agreement), (ii) a transaction fee, payable upon the completion of the sale of Buffets, of 2% of the sale price, (iii) a transaction fee, payable upon the completion of the sale of Buffets, of 1% of the sale price, and (iv) a transaction fee, payable upon the completion by Buffets of any other divestitures, of 1% of the sale price. The annual fee payable in any year may not exceed the amounts permitted under the Company's debt agreements and Caxton-Iseman is obligated to return any portion of the annual fee that has been prepaid if an event of default has occurred and is continuing under the Company's debt agreements. In connection with the Company’s merger transaction with Ryan’s, Caxton-Iseman will receive a fee of $16.8 million.
     The Company entered a management agreement with Sentinel Capital Partners, L.L.C. a minority shareholder of Buffets Restaurants Holdings holding approximately 7.1% of the outstanding common stock, under which Sentinel Capital Partners, L.L.C. provides various advisory services to the Company for an annual advisory fee of $200,000. In connection with the Company’s merger transaction with Ryan’s, Sentinel Capital Partners, L.L.C. received a fee of $0.5 million.
     Roe H. Hatlen, a founder of Buffets, Inc. and a current member on the Boards of Directors of Buffets, Inc. and Buffets Holdings, entered into an advisory arrangement with Buffets Holdings on September 28, 2000 (the “Advisory Agreement”), that had an original term expiring in December 2005. On December 13, 2005, the Advisory Agreement was amended to extend the term through June 30, 2006 at an annualized rate of compensation of $200,000. The Advisory Agreement was further amended in July 2006 to extend the term through December 31, 2006 at the same annualized rate of compensation. In addition, Mr. Hatlen is entitled to (1) the use of certain company-provided facilities during the term of the agreement, (2) business expense (including auto expense) reimbursement arrangements during the term of the agreement, and (3) health, welfare, disability and life insurance benefits, on the same basis provided to senior executives of Buffets, Inc. until December 31, 2010. All costs are recognized as incurred in general and administrative expenses in the consolidated statement of operations. Mr. Hatlen holds approximately 6.3% of the outstanding common stock of Buffets Restaurants Holdings, the parent company of Buffets Holdings. In connection with the Company’s merger transaction with Ryan’s, Mr. Hatlen received a fee of $0.5 million.

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
10. Condensed Consolidating Financial Statements
     The following unaudited condensed consolidating financial statements are presented pursuant to Rule 3-10 of Regulation S-X. Buffets, Inc. is an issuer (the “Subsidiary Issuer”) of 11 1/4% senior subordinated notes that are fully and unconditionally guaranteed by its parent, Buffets Holdings (the “Parent”), as well as each of its subsidiaries including HomeTown Buffets, Inc., OCB Restaurant Co., OCB Purchasing Co., Restaurant Innovations, Inc., Distinctive Dining, Inc., Tahoe Joe’s, Inc., Buffets Leasing Company, LLC, HomeTown Leasing Company, LLC, OCB Leasing Company, LLC, and Tahoe Joe’s Leasing Company, LLC (collectively, the “Subsidiary Guarantors”). All guarantees are joint and several and Buffets, Inc. and the subsidiary guarantors are 100% owned by the Buffets Holdings.
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

Condensed Consolidating Balance Sheet
As of September 20, 2006

		Subsidiary	Subsidiary
	Parent	Issuer	Guarantors	Eliminations	Consolidated
			(Unaudited)
			(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$37	$4,560	$3,464	$—	$8,061
Receivables	1,777	2,431	283,865	(283,588)	4,485
Inventories	—	844	17,976	—	18,820
Prepaid expenses and other current assets	2	2,880	1,681	—	4,563
Deferred income taxes	64	10,260	—	—	10,324

Total current assets	1,880	20,975	306,986	(283,588)	46,253
PROPERTY AND EQUIPMENT, net	—	4,746	138,426	—	143,172
GOODWILL, net	—	18,730	293,433	—	312,163
DEFERRED INCOME TAXES	6,140	7,543	—	—	13,683
OTHER ASSETS, net	2,109	143,978	6,541	(137,302)	15,326

Total assets	$10,129	$195,972	$745,386	$(420,890)	$530,597

LIABILITIES AND SHAREHOLDER’S EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	—	327,829	3,213	(287,727)	43,315
Accrued liabilities	—	38,142	24,544	—	62,686
Income taxes payable	(2,032)	4,046	—	—	2,014
Current maturities of long-term debt	—	472	7,390	—	7,862

Total current liabilities	(2,032)	370,489	35,147	(287,727)	115,877
LONG-TERM DEBT, net of current maturities	103,534	21,624	338,776	—	463,934
DEFERRED LEASE OBLIGATIONS	—	2,038	26,397	—	28,435
OTHER LONG-TERM LIABILITIES	—	2,976	3,666	—	6,642

Total liabilities	101,502	397,127	403,986	(287,727)	614,888

COMMITMENTS AND CONTINGENCIES SHAREHOLDER’S EQUITY (DEFICIT)
Common stock	31	—	—	—	31
Additional paid in capital	5	82,311	199,244	(281,555)	5
Retained earnings (accumulated deficit)	(91,409)	(283,466)	142,156	148,392	(84,327)

Total shareholder’s equity (deficit)	(91,373)	(201,155)	341,400	(133,163)	(84,291)

Total liabilities and shareholder’s equity (deficit)	$10,129	$195,972	$745,386	$(420,890)	$530,597

Condensed Consolidating Statement of Operations
For the Twelve Weeks Ended September 21, 2005

		Subsidiary	Subsidiary
	Parent	Issuer	Guarantors	Eliminations	Consolidated
			(In thousands)
RESTAURANT SALES	$—	$10,531	$216,207	$—	$226,738
RESTAURANT COSTS:
Food	—	3,744	71,031	—	74,775
Labor	—	3,100	61,042	—	64,142
Direct and occupancy	—	1,501	51,598	—	53,099

Total restaurant costs	—	8,345	183,671	—	192,016
ADVERTISING EXPENSES	—	334	6,849	—	7,183
GENERAL AND ADMINISTRATIVE EXPENSES	1	467	9,578	—	10,046
CLOSED RESTAURANT COSTS	—	—	256	—	256

OPERATING INCOME (LOSS)	(1)	1,385	15,853	—	17,237
INTEREST EXPENSE	2,979	533	8,356	—	11,868
INTEREST INCOME	—	(82)	—	—	(82)
LOSS RELATED TO REFINANCING	—	647	—	—	647
OTHER INCOME	—	(197)	—	—	(197)

INCOME (LOSS) BEFORE INCOME TAXES	(2,980)	484	7,497	—	5,001
INCOME TAX EXPENSE (BENEFIT)	(579)	149	2,307	—	1,877

Net income (loss)	$(2,401)	$335	$5,190	$—	$3,124

Condensed Consolidating Statement of Operations
For the Twelve Weeks Ended September 20, 2006

		Subsidiary	Subsidiary
	Parent	Issuer	Guarantors	Eliminations	Consolidated
			(Unaudited)
			(In thousands)
RESTAURANT SALES	$—	$10,493	$210,783	$—	$221,276
RESTAURANT COSTS:
Food	—	3,761	72,793	—	76,554
Labor	—	3,074	59,619	—	62,693
Direct and occupancy	—	1,491	51,995	—	53,486

Total restaurant costs	—	8,326	184,407	—	192,733
ADVERTISING EXPENSES	—	343	6,884	—	7,227
GENERAL AND ADMINISTRATIVE EXPENSES	1	461	9,266	—	9,728
CLOSED RESTAURANT COSTS	—	—	742	—	742
MERGER INTEGRATION COSTS	—	440	—	—	440

OPERATING INCOME (LOSS)	(1)	923	9,484	—	10,406
INTEREST EXPENSE	3,637	575	9,016	—	13,228
INTEREST INCOME	—	(28)	—	—	(28)
LOSS RELATED TO REFINANCING	—	243	—	—	243
OTHER INCOME	—	(202)	—	—	(202)

INCOME (LOSS) BEFORE INCOME TAXES	(3,638)	335	468	—	(2,835)
INCOME TAX EXPENSE (BENEFIT)	(1,996)	126	175	—	(1,695)

Net income (loss)	$(1,642)	$209	$293	$—	$(1,140)

Condensed Consolidating Statement of Cash Flows
For the Twelve Weeks Ended September 21, 2005

		Subsidiary	Subsidiary
	Parent	Issuer	Guarantors	Eliminations	Consolidated
			(In thousands)
OPERATING ACTIVITIES:
Net income (loss)	$(2,401)	$335	$5,190	$—	$3,124
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	649	6,626	—	7,275
Amortization of debt issuance costs	82	16	255	—	353
Accretion of original issue discount	2,896	11	165	—	3,072
Loss on disposal of assets	—	—	24	—	24
Changes in assets and liabilities:
Receivables	—	20,432	(20,385)	(152)	(105)
Inventories	—	(4)	(7)	—	(11)
Prepaid expenses and other current assets	2	2,547	(1,275)	—	1,274
Accounts payable	—	(4,597)	(34)	—	(4,631)
Accrued and other liabilities	—	(4,893)	590	—	(4,303)
Income taxes payable/refundable	(579)	256	—	—	(323)

Net cash provided by (used in) operating activities	—	14,752	(8,851)	(152)	5,749

INVESTING ACTIVITIES:
Purchase of property and equipment	—	(339)	(5,412)	—	(5,751)
Collection of notes receivable	—	183	—	—	183
Corporate cash advances (payments)	—	(12,308)	12,156	152	—
Proceeds from sale (purchase) of other assets	—	(183)	(255)	—	(438)

Net cash provided by (used in) investing activities	—	(12,647)	6,489	152	(6,006)

FINANCING ACTIVITIES:
Repayment of debt	—	(30)	(474)	—	(504)

Net cash used in financing activities	—	(30)	(474)	—	(504)

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	2,075	(2,836)	—	(761)
CASH AND CASH EQUIVALENTS, beginning of period	49	14,154	6,459	—	20,662

CASH AND CASH EQUIVALENTS, end of period	$49	$16,229	$3,623	$—	$19,901

Condensed Consolidating Statement of Cash Flows
For the Twelve Weeks Ended September 20, 2006

		Subsidiary	Subsidiary
	Parent	Issuer	Guarantors	Eliminations	Consolidated
			(Unaudited)
			(In thousands)
OPERATING ACTIVITIES:
Net income (loss)	$(1,642)	$209	$293	$—	$(1,140)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	684	6,700	—	7,384
Amortization of debt issuance costs	94	19	300	—	413
Accretion of original issue discount	3,543	12	193	—	3,748
Loss on disposal of assets	—	—	249	—	249
Changes in assets and liabilities:
Receivables	—	9,205	(8,659)	(152)	394
Inventories	—	1	171	—	172
Prepaid expenses and other current assets	1	1,195	(1,006)	—	190
Accounts payable	—	(5,211)	425	—	(4,786)
Accrued and other liabilities	—	(5,829)	(506)	—	(6,335)
Income taxes payable/refundable	(1,996)	(2,967)	—	—	(4,963)

Net cash provided by (used in) operating activities	—	(2,682)	(1,840)	(152)	(4,674)

INVESTING ACTIVITIES:
Acquisitions, net of liabilities assumed	—	—	(3,468)	—	(3,468)
Purchase of property and equipment	—	(123)	(6,713)	—	(6,836)
Collection of notes receivable	—	697	—	—	697
Corporate cash advances (payments)	—	(4,835)	4,683	152	—
Proceeds from sale (purchase) of other assets	—	(2,897)	(514)	—	(3,411)

Net cash provided by (used in) investing activities	—	(7,158)	(6,012)	152	(13,018)

FINANCING ACTIVITIES:
Repayment of debt	—	(28)	(438)	—	(466)
Proceeds from revolving credit facility	—	360	5,640	—	6,000

Net cash provided by (used in) financing activities	—	332	5,202	—	5,534

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	(9,508)	(2,560)	—	(12,158)
CASH AND CASH EQUIVALENTS, beginning of period	37	14,068	6,114	—	20,219

CASH AND CASH EQUIVALENTS, end of period	$37	$4,560	$3,464	$—	$8,061

11. Subsequent Events
Merger Transaction
     On November 1, 2006, Buffets, Inc. and Ryan’s Restaurant Group, Inc., a South Carolina Corporation (“Ryan’s”) announced that they have completed the previously announced merger of Buffets Southeast, Inc., a South Carolina corporation and wholly owned subsidiary of Buffets, Inc. (“Merger Sub”), and Ryan’s in a cash transaction valued at approximately $835.9 million, including debt that was repaid at closing. Pursuant to the Merger Agreement, Merger Sub merged with and into Ryan’s, with Ryan’s remaining as the surviving corporation (the “Merger”). As a result of the Merger, Ryan’s became a wholly-owned subsidiary of Buffets, Inc. The combined company, called Buffets, Inc. and headquartered in Eagan, Minnesota, operates 672 restaurants in 42 states, principally under the Ryan’s®, Fire Mountain®, Old Country Buffet® and HomeTown Buffet® brands. Ryan’s operates as a separate division of Buffets, Inc. and continues to be based in Greer, South Carolina.
     At the effective time of the Merger, each issued and outstanding share of Ryan’s common stock, par value $1.00 per share (the “Shares”), was canceled and automatically converted into the right to receive $16.25 in cash, without interest. Also, at the effective time of the Merger, each outstanding option to purchase Ryan’s common stock (all of which were vested or vested as a consequence of the Merger) was canceled and automatically converted into the right to receive the excess, if any, of $16.25 over the option exercise price.
     In conjunction with the Merger, Buffets, Inc. refinanced its debt structure through the consummation of a new senior credit agreement and issuance of its 12 1/2% senior notes as follows:
•	secured a new $640.0 million senior secured credit agreement (the “Credit Agreement”) comprised of (i) a $530.0 million senior secured term loan (the “Term Facility”), (ii) a $40.0 million senior secured revolving credit facility (the “Revolving Facility”), and (iii) a $70.0 million senior secured pre-funded synthetic letter of credit facility (the “Synthetic Letter of Credit Facility”), and

•	received $300.0 million from the issuance of its 12 1/2% senior notes due 2014 (the “12 1/2% Senior Notes”).
     Buffets, Inc. used the proceeds of (i) $530.0 million from borrowings under the Term Facility, (ii) $5.0 million from borrowings under the Revolving Facility, (iii) $300.0 million from the issuance of its 12 1/2% Senior Notes, (iv) $566.8 million from the sale-leaseback transaction whereby it sold the land (or, in certain cases, underlying ground leases) and related improvements with respect to approximately 275 Ryan’s restaurants and seven Buffets, Inc. restaurants and simultaneously leased the properties back, (the “Sale Leaseback Transaction”) and approximately (v) $17.6 million of cash on hand to:
•	pay $704.6 million to purchase the outstanding shares of Ryan’s common stock,

•	repay $146.9 million of Ryan’s outstanding debt (including accrued interest and break fees),

•	repay $196.9 million of existing indebtedness of Buffets, Inc. under its existing credit facility (including accrued interest and break fees),

•	repurchase or redeem $194.9 million of Buffets, Inc.’s 11 1/4% senior subordinated notes (including accretion of original issue discount and early redemption premiums),

•	repurchase $121.4 million of the Company’s 13 7/8 % senior discount notes (including accretion of original issue discount and early redemption premiums), and

•	pay approximately $45.1 million for transaction fees and expenses.
     In addition, the Company incurred approximately $19.9 million of transaction closing fees and expenses that will be paid subsequent to the transaction close date.
     Borrowings under the Term Facility bear interest at an adjusted LIBOR rate plus a margin of either 2.75% or 3.00%, depending on Buffets, Inc.’s leverage ratio, and borrowings under the Revolving Facility bear interest at an adjusted LIBOR rate plus a margin of 3.25%.
     The borrowings due under the Term Facility are payable in equal quarterly installments in an annual amount equal to 1% of the term loan during each of the first six and a half years of the loan, with the remaining balance payable due on November 1, 2013. The Revolving Facility and the Synthetic Letter of Credit Facility are not subject to interim scheduled principal payments. The Credit Agreement is fully and unconditionally guaranteed by Buffets Holdings, which has no independent assets or operations, and its existing and future domestic subsidiaries and is secured by substantially all of the Company’s assets. Borrowing availability under the Credit Agreement depends upon the Company’s continued compliance with certain covenants and financial ratios including leverage and interest coverage ratios as specifically defined in the Credit Agreement.

     On November 1, 2006, Buffets borrowed (i) $530.0 million under the Term Facility, (ii) approximately $5.0 million under the Revolving Facility and (iii) approximately $70.0 million under the Synthetic Letter of Credit Facility. As of November 1, 2006, the interest rate in effect under the Term Facility was 8.36% and the interest rate in effect under the Revolving Facility was 8.61%.
     The issuance of Buffets, Inc.’s 12 1/2% Senior Notes was consummated solely by means of a private placement either to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), or to certain persons in offshore transactions pursuant to Regulation S under the Securities Act. The offering of the notes was not and has not been registered under the Securities Act and the notes may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act.
     The 12 1/2% Senior Notes will mature on November 1, 2014. Buffets, Inc. has the option to redeem all or a portion of the 12 1/2% Senior Notes on or after November 1, 2010 at fixed prices that decline over time. Buffets, Inc. also has the option to redeem up to 35% of the aggregate principal amount of the 12 1/2% Senior Notes on or prior to November 1, 2009 with the proceeds of one or more equity offerings at a redemption price of 112.50% of the principal amount of the 12 1/2% Senior Notes, if at least 65% of the aggregate principal amount of the 12 1/2% Senior Notes are outstanding after each such redemption and such redemption is made not more than 90 days after the consummation of certain equity offerings. Upon certain change of control and asset disposition events as described in the 12 1/2% Senior Notes indenture (the “Indenture”), Buffets may be required to redeem the 12 1/2% Senior Notes at a purchase prices equal to 101%, in the case of change of control events, and 100%, in the case of asset disposition events, of the principal amount of the 12 1/2% Senior Notes. The 12 1/2% Senior Notes are unsecured senior obligations of Buffets, Inc. and are jointly and severally guaranteed on a senior unsecured basis by its subsidiaries and Buffets Holdings, which has no independent assets or operations.
     The Indenture contains customary covenants relating to restrictions on indebtedness, dividends on, and redemptions and repurchases of, capital stock, liens and sale-leaseback transactions, loans and investments, debt and hedging arrangements, mergers, acquisitions and asset sales, transactions with affiliates and changes in business activities conducted by Buffets, Inc. and certain subsidiaries. The Indenture also contains customary events of default.
     In the Sale Leaseback Transaction, Buffets, Inc. and Ryan’s, as applicable, conveyed the land (or, in certain cases, underlying ground leases) and related improvements with respect to those properties to the buyer/lessor, and each simultaneously leased those properties back pursuant to unitary and individual leases, each for an initial lease term of approximately 20 years, with four renewal terms of five years, except with respect to ground lease sites. The purchase price for the portfolio of sale-leaseback properties was approximately $566.8 million. The annual net rent payable under the leases is equal to the purchase price multiplied by a 10.15% cap rate, subject to annual increases of two times the Consumer Price Index (but in no event greater than 2%), and, if the term of the leases are renewed, subject to further increases during some of the renewal terms based upon the then current fair market rental value.
     The leases are subject to customary default provisions, including payment defaults under the leases, misrepresentations, failure to maintain insurance required under the leases, failure to comply with the other terms of the leases (subject to notice thereof and the opportunity to cure such failures), certain events of bankruptcy, insolvency or reorganization of the tenant, breaches of the guaranty by the guarantor, failure to provide certain financial information or documents, breach of tenant’s obligation not to reopen a replaced property for a 2 year period, and in some cases the failure to maintain certain financial requirements. The leases include customary assignment and sublease provisions and restrictions. Buffets, Inc. has guaranteed performance under the leases.
     The Company incurred approximately $4.7 million in transaction and merger integration costs as of September 20, 2006. Transaction costs of approximately $4.3 million have been capitalized and are recorded in “other assets, net” in the condensed consolidated balance sheets. Merger integration costs of approximately $0.4 million have been expensed as incurred and are recorded in “merger integration costs” in the condensed consolidated statements of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     You should read the following discussion in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report. Unless the context indicates or requires otherwise, (i) the term “Buffets Holdings” refers to Buffets Holdings, Inc.; (ii) the term “Buffets” refers to Buffets, Inc., our principal operating subsidiary; (iii) the terms ”we,” “our,” “ours,” and the “Company” refer to Buffets Holdings, Inc. and its subsidiaries. Some of the statements in the following discussion are forward-looking statements. See “Forward-Looking Statements and Risk Factors.” Historical results will not be indicative of future results due to the consummation of the merger transaction with Ryan’s Restaurant Group, Inc. (“Ryan’s”).
Overview
     We are one of the largest restaurant operators in the United States and we operate in the family dining segment of the restaurant industry. Our restaurants are principally operated under the names Old Country Buffet® and HomeTown Buffet®. As of September 20, 2006, we had 340 company-owned restaurants and eighteen franchised locations in 35 states.
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
     On November 1, 2006, Buffets and Ryan’s Restaurant Group, Inc., a South Carolina Corporation (“Ryan’s”) announced that we have completed the previously announced merger of Buffets Southeast, Inc., a South Carolina corporation and wholly owned subsidiary of Buffets (“Merger Sub”), and Ryan’s in a cash transaction valued at approximately $835.9 million, including debt that was repaid at closing. Pursuant to the Merger Agreement, Merger Sub merged with and into Ryan’s, with Ryan’s remaining as the surviving corporation (the “Merger”). As a result of the Merger, Ryan’s became a wholly-owned subsidiary of Buffets, Inc. The combined company, called Buffets, Inc. and headquartered in Eagan, Minnesota, operates 672 restaurants in 42 states, principally under the Ryan’s®, Fire Mountain®, Old Country Buffet® and HomeTown Buffet® brands. Ryan’s operates as a separate division of Buffets and continues to be based in Greer, South Carolina. See “Recent Developments” below for further discussion of the merger transaction with Ryan’s.
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
     Since we acquired Buffets in a buyout from its public shareholders in October 2000, we have focused on improving asset management and optimizing our capital structure. As a result, we have had net closures of 64 restaurants in less attractive locations either through early termination, or non-renewal at lease end, since October 2000.
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

     The following is a description of the line items from our consolidated statements of operations:
•	We recognize as restaurant sales the proceeds from the sale of food and beverages at our company-owned restaurants at the time of such sale. We recognize the proceeds from the sale of gift certificates/cards when the gift certificates/cards are redeemed at our restaurants. Until redemption, the unearned revenue from the sale of gift certificates/cards is included in accrued liabilities on our consolidated balance sheets. Our franchise income includes royalty fees and initial franchise fees received from our franchisee. We recognize royalty fees as other income based on the sales reported at the franchise restaurants.

•	Restaurant costs reflect only direct restaurant operating costs, including food, labor and direct and occupancy costs. Labor costs include compensation and benefits for both hourly and restaurant management employees. Direct and occupancy costs consist primarily of costs of supplies, maintenance, utilities, rent, real estate taxes, insurance, depreciation and amortization.

•	Advertising expenses reflect all advertising and promotional costs.

•	General and administrative expenses reflect all costs, other than advertising expenses, not directly related to the operation of restaurants. These expenses consist primarily of corporate administrative compensation and overhead, district and regional management compensation and related management expenses and the costs of recruiting, training and supervising restaurant management personnel.

•	Closed restaurant costs represent costs associated with store closure of underperforming restaurants, including, but not limited to lease termination costs and obligations and employee termination costs.

•	Merger integration costs represent professional fees and employee travel and expenses related to integration activities associated with the merger with Ryan’s.

•	Interest expense reflects interest costs associated with our debt, amortization of debt issuance cost and accretion of original issuance discount on our 11 1/4% senior subordinated notes and 13 7/8% senior discount notes.

•	Interest income reflects interest earned on our short-term investments.

•	Loss related to refinancing for fiscal years 2005 and 2006 represents transaction costs associated with amendments to Buffets, Inc.’s Amended and Restated Credit Agreement.

•	Other income primarily reflects franchise fees earned.

•	Income tax expense (benefit) reflects the current and deferred tax provision (benefit) determined in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.”
Recent Developments
Merger Transaction
     On November 1, 2006, Buffets and Ryan’s announced that we have completed the previously announced merger of Buffets Southeast, Inc., a South Carolina corporation and wholly owned subsidiary of Buffets (“Merger Sub”), and Ryan’s in a cash transaction valued at approximately $835.9 million, including debt that was repaid at closing. Pursuant to the Merger Agreement, Merger Sub merged with and into Ryan’s, with Ryan’s remaining as the surviving corporation (the “Merger”). As a result of the Merger, Ryan’s became a wholly-owned subsidiary of Buffets. The combined company, called Buffets, Inc., is headquartered in Eagan, Minnesota and operates 672 restaurants in 42 states, principally under the Ryan’s®, Fire Mountain®, Old Country Buffet® and HomeTown Buffet® brands. Ryan’s operates as a separate division of Buffets and continues to be based in Greer, South Carolina.
     At the effective time of the Merger, each issued and outstanding share of Ryan’s common stock, par value $1.00 per share (the “Shares”), was canceled and automatically converted into the right to receive $16.25 in cash, without interest. Also, at the effective time of the Merger, each outstanding option to purchase Ryan’s common stock (all of which were vested or vested as a consequence of the Merger) was canceled and automatically converted into the right to receive the excess, if any, of $16.25 over the option exercise price.

     In conjunction with the Merger, Buffets refinanced its debt structure through the consummation of a new senior credit agreement and issuance of its 12 1/2% senior notes as follows:
•	secured a new $640.0 million senior secured credit agreement comprised of (i) a $530.0 million senior secured term loan, (ii) a $40.0 million senior secured revolving credit facility, and (iii) a $70.0 million senior secured pre-funded synthetic letter of credit facility, and

•	received $300.0 million from the issuance of its 12 1/2% senior notes due 2014.
     Buffets, Inc. used proceeds of (i) $530.0 million from term loan borrowings, (ii) $5.0 million from its revolving credit facility, (iii) $300.0 million from the issuance of its 12 1/2% senior notes, (iv) $566.8 million from the sale-leaseback transaction whereby it sold the land (or, in certain cases, underlying ground leases) and related improvements with respect to approximately 275 Ryan’s restaurants and seven Buffets restaurants and simultaneously leased the properties back, and approximately (v) $17.6 million of cash on hand to:
•	pay $704.6 million to purchase the outstanding shares of Ryan’s common stock,

•	repay $146.9 million of Ryan’s outstanding debt (including accrued interest and break fees),

•	repay $196.9 million of existing indebtedness of Buffets, Inc. under its existing credit facility (including accrued interest and break fees),

•	repurchase $194.9 million of Buffets, Inc.’s 11 1/4% senior subordinated notes (including accretion of original issue discount and early redemption premiums),

•	repurchase $121.4 million of the Company’s 13 7/8% senior discount notes (including accretion of original issue discount and early redemption premiums), and

•	pay approximately $45.1 million for transaction fees and expenses.
     In addition to the fees and expenses paid as part of the Merger closing, the Company incurred approximately $19.9 million of transaction closing fees and expenses that will be paid subsequent to the Merger close date. See “Liquidity and Capital Resources” elsewhere in this report for further discussion of the sale-leaseback transaction and the new debt agreements consummated in conjunction with the Merger.
     We have incurred approximately $4.7 million in transaction and merger integration costs as of September 20, 2006. Transaction costs of approximately $4.3 million have been capitalized and are recorded in “other assets, net” in our condensed consolidated balance sheets. Merger integration costs of approximately $0.4 million have been expensed as incurred and are recorded in “merger integration costs” in our condensed consolidated statements of operations.
Litigation Challenging the Merger
     On July 28, 2006, a putative shareholder class action, Marjorie Fretwell v. Ryan’s Restaurant Group, Inc. et. al. Case No. 06-CP-23-4828, was filed against Ryan’s and its directors in the Greenville County, South Carolina Circuit Court.
     The complaint alleges that each of the directors of Ryan’s individually breached the fiduciary duties owing to the Ryan’s shareholders by voting to approve the merger agreement and alleges that Ryan’s aided and abetted such alleged breach of fiduciary duties. The compliant seeks, among other relief, the court’s designation of class action status, a declaration that entry into the merger agreement was in breach of the defendant’s fiduciary duties and therefore was unlawful and unenforceable, and entry of an order enjoining the defendants from taking further action to consummate the proposed merger.
     Ryan’s considers the Shareholder Action to be without merit. It has, however, concluded that settling the Shareholder Action is advisable in order to avoid the expenses and distractions associated with litigation. Accordingly, subject to Court approval, Ryan’s has reached an agreement in principle with Plaintiff’s counsel to resolve the litigation by responding to certain allegations in the Amended Complaint with the information set forth in a Ryan’s Form 8-K filed on September 29, 2005. Although Plaintiff believes the information is material, Ryan’s does not consider any of such information to be material to the Merger or otherwise, and included such information in its Form 8-K solely in connection with the settlement of the Shareholder Action. This settlement is pending Court approval.
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
     If a restaurant is determined to be impaired, the loss is measured as the amount by which the carrying amount of the restaurant exceeds its fair value. Fair value is based on quoted market prices in active markets, if available. If quoted market prices are not available, we generally measure fair value by discounting estimated future cash flows. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. Accordingly, actual results could vary significantly from such estimates. There were no impairment charges during the first quarter of fiscal 2006 or 2007.
Goodwill
     We test the recoverability of goodwill annually or whenever events or circumstances indicate that the carrying amount may not be recoverable. Goodwill is deemed to be impaired if the fair value of a reporting unit is less than its carrying value. If goodwill is determined to be impaired, the loss is measured as the amount by which the carrying amount of a reporting unit’s goodwill exceeds its implied fair value. The fair value of a reporting unit is an estimate based on assumptions regarding its future cash flows. In the event that these assumptions change in the future, we may be required to record impairment charges related to our goodwill. No impairment charges were recorded in the first quarter of fiscal years 2006 or 2007.
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
Closed Restaurant Reserve
     We maintain a closed restaurant reserve for restaurants that are no longer being utilized in current operations. The closed restaurant costs are principally comprised of our estimates of lease termination costs and obligations, net of sublease and other cash receipts, and employee termination costs. Many factors including the local business environment, other available lease sites, the ability to secure subleases, the creditworthiness of subtenants, and our success at negotiating early termination agreements with lessors are considered in establishing the accruals. Adjustments to the reserve primarily relate to changes in subtenant income or actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which the changes become known. The store closing reserve (current and noncurrent in aggregate) was $2.8 million and $1.8 million as of June 28, 2006 and September 20, 2006, respectively.
     The Company closed three under performing restaurants in the first quarter of fiscal 2007. We incurred cash charges related to these store closures in the first quarter of fiscal 2007 of approximately $0.9 million. These charges included approximately $0.7 million related to lease termination costs and obligations, $0.1 million related to employee termination costs and $0.1 million related to other associated costs. These charges were expensed as incurred pursuant to SFAS 146 and are recorded in “closed restaurant costs” in the condensed consolidated statements of operations.

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
Gift Cards
     Historically, Buffets has sold gift certificates to its guests. Beginning in November 2002, Buffets stopped selling paper gift certificates and began selling gift cards. Proceeds from the sale of gift cards are initially recorded as a liability when received. Revenues from the sale of gift cards at our restaurants are recognized upon redemption. In estimating the related gift card liability, we analyze historical trends to derive our estimates of future gift card redemption patterns. The assumptions and activity are closely monitored for changes in escheatment laws and redemption patterns. We adjust our gift card liability based on historical and expected non-redemption trends. These adjustments are classified within direct and occupancy costs in our consolidated statements of operations. Our gift card/certificate liability was $4.0 million and $3.5 million as of June 28, 2006 and September 20, 2006, respectively.
Share Based Compensation
     We are a nonpublic entity, as defined by Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options based on estimated fair value on the grant date.
     For purposes of determining the estimated fair value of share-based payment awards on the date of grant under SFAS 123(R), we use the Black-Scholes option-pricing model (“Black-Scholes Model”). The Black-Scholes Model requires the input of certain assumptions that involve judgment. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect the fair value estimates, the available option pricing models may not provide a reliable single measure of the fair value of our employee stock options. We are unable to reasonably estimate the fair value of its equity awards and similar instruments because it is not practicable for us to estimate the expected volatility of its share price. Therefore, we calculate volatility based using the historical volatility of publicly traded companies within the family dining segment of the restaurant industry in order to determine the estimated fair value of our equity awards. SFAS 123(R) refers to this method as the calculated value method of estimating fair value on the grant date.
     The requirements of SFAS 123(R) apply prospectively to new awards and towards modified, repurchased, or cancelled after the required effective date, which was June 29, 2006, the first day of fiscal year 2007. We are required to continue to account for any portion of awards outstanding as of this date using the accounting principles originally applied to those awards. As such, we will continue to account for those awards outstanding as of the adoption date using the intrinsic value method pursuant to the requirements of APB 25. Subsequent grants and existing awards that are modified, repurchased, or cancelled after the adoption date will be accounted for pursuant to the requirements of SFAS 123(R).
     There was no financial statement impact associated with the adoption of SFAS 123(R) and we did not recognize or record any share-based compensation for the twelve-week period ending September 20, 2006.
Results of Operations
     The following discussion reflects our historical results for the 12-week periods ended September 21, 2005 and September 20, 2006. Our future results may not be consistent with our historical results. The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report.

	Twelve Weeks Ended
	September 21,	September 20,
	2005	2006
	(dollars in thousands)
Significant items that impacted results of operations:
Closed restaurant costs (1)	$256	$742
Merger integration costs (2)	—	440

(1)	Closed restaurant costs were $0.7 million during the first quarter of fiscal 2007 as compared to $0.3 million for the comparable prior year period. The increase was due in large part due to the closure of three under performing restaurants in the first twelve weeks of fiscal 2007 compared with zero store closures in the comparable prior year period. We incurred cash charges related to these closures of approximately $0.9 million. These charges included approximately $0.7 million related to lease termination costs and obligations, $0.1 million related to employee termination costs and $0.1 million related to other associated costs. The prior year costs represent charges related to stores that had previously closed.

(2)	Merger integration costs represent professional fees and employee travel and expenses related to integration activities associated with the merger with Ryan’s.
     The following table sets forth our results of operations based on the percentage relationship of the items listed to our restaurant sales during the periods shown:

	Twelve Weeks Ended
	September 21, 2005		September 20, 2006
		(dollars in thousands)
Restaurant sales	$226,738	100.0%	$221,276	100.0%
Restaurant costs	192,016	84.7	192,733	87.1
Advertising expenses	7,183	3.2	7,227	3.3
General and administrative expenses	10,046	4.4	9,728	4.4
Closed restaurant costs	256	0.1	742	0.3
Merger integration costs	—	—	440	0.2

Operating income	17,237	7.6	10,406	4.7
Interest expense	11,868	5.2	13,228	6.0
Interest income	(82)	(0.0)	(28)	(0.0)
Loss related to refinancing	647	0.3	243	0.1
Other income	(197)	(0.1)	(202)	(0.1)

Income (loss) before income taxes	5,001	2.2	(2,835)	(1.3)
Income tax expense (benefit)	1,877	0.8	(1,695)	(0.8)

Net income (loss)	$3,124	1.4	$(1,140)	(0.5)

Certain percentage amounts do not sum to total due to rounding.
     Restaurant Sales. Restaurant sales decreased $5.5 million, or 2.4%, during the twelve weeks ended September 20, 2006 over the comparable prior year period primarily due to the closure of 22 underperforming restaurants over the last twelve months. Average weekly sales for the first quarter of fiscal 2007 increased approximately 2.1% over the comparable prior year period to $54,596. The improvement in average weekly sales reflects positive guest response to the introduction of display grills in twenty restaurants, and the closure of 22 low sales volume restaurants over the last twelve months. Same-store sales for the twelve weeks ended September 20, 2006 decreased by 0.4% compared to the comparable prior year period. The decrease was comprised of a 3.0% increase in average check, offset by a 3.4% decline in guest traffic.
     Restaurant Costs. Restaurant costs for the first quarter of fiscal 2007 increased by 2.4% as a percentage of sales compared with the comparable prior year period. Food costs increased 1.6% as a percentage of sales during the first quarter of fiscal 2007 as compared to the prior year period primarily due to our steak and shrimp offerings. Our steak offerings were introduced in the first quarter of fiscal 2006 and were expanded system-wide during the second quarter of fiscal 2006 and further expanded in frequency to six-to-seven days per week during the third quarter of fiscal 2006. In addition, we expanded the frequency of our shrimp offerings in the third and fourth quarters of fiscal 2006 and we continued to offer shrimp more frequently in the first quarter of fiscal 2007 compared with the prior year period. Labor costs remained flat as a percentage of sales during the first quarter of fiscal 2007 as compared to the prior year period. Direct and occupancy costs increased by 0.8% as a percentage of sales primarily due to tightened sales leverage attributable to reasonably fixed costs on a lower sales base.
     Advertising Expenses. Advertising costs increased 0.1% as a percentage of sales during the first quarter of fiscal 2007 versus the comparable quarter in the prior year primarily due to tightened sales leverage, as advertising spend was relatively flat to the prior year in total dollar terms.

     General and Administrative Expenses. General and administrative expenses improved slightly but remained flat as a percentage of sales during the first quarter of fiscal 2007 as compared to the 12 weeks ended September 21, 2005, due to tightened sales leverage attributable to reasonably fixed costs on a lower sales base. The improvement in total expense was largely due to lower bonus expense in the first quarter of fiscal 2007 as compared with the comparable prior year period.
     Interest Expense. Interest expense increased 0.8% as a percentage of sales during the first quarter of fiscal 2007 versus the comparable prior year period primarily due to rising interest rates on our term loans and the impact of higher accretion of non-cash interest expense on our 13 7/8% senior discount notes.
     Income Taxes. Income taxes decreased 1.6% as a percentage of sales for the twelve weeks ended September 20, 2006 compared to the twelve weeks ended September 21, 2005 principally due to an increase in loss before income taxes resulting in a change in our tax position from tax expense on pretax income in the prior year period to net tax benefits on pretax losses in the first quarter of fiscal 2007. The increase in the projected annualized effective tax rate was largely attributable to the non-deductibility of a portion of the interest on our 13 7/8% senior discount notes. The increase in accreted interest related to these notes caused the non-deductible portion of this interest to have a greater impact on the effective rate.
Liquidity and Capital Resources
     We are a holding company with no operations or assets of our own other than the capital stock of our subsidiaries. Operations are conducted through our subsidiaries. The terms of our credit facility place restrictions on Buffets’ ability to pay dividends and otherwise transfer assets to us. Further, the terms of the indenture governing Buffets’ 12 1/2% senior notes place restrictions on the ability of Buffets and our other subsidiaries to pay dividends and otherwise transfer assets to us.
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
     Our short-term and long-term liquidity needs arise primarily from principal and interest payments on our indebtedness, rent payments under our lease agreements, capital expenditures and working capital requirements, including development and construction of new restaurants, restaurant refurbishment and the installation of new information systems. We expect these requirements to continue in the foreseeable future.
     Operating Activities. Net cash used in operating activities was $4.7 million for the twelve weeks ended September 20, 2006 and net cash provided by operating activities was $5.7 million for the twelve weeks ended September 21, 2005. The overall decline in net cash provided by (used in) operating activities is primarily attributable to the decrease in cash receipts from customers, due to the decrease in total sales, and increases in vendor payments and cash payments for interest, income taxes and non-capitalizable merger integration costs related to the merger with Ryan’s. Net cash used in operating activities exceeded the net loss for the first twelve weeks of fiscal 2007 principally due to payments of accounts payable, accrued and other liabilities, and income taxes payable, partially offset by the effect of noncash depreciation and amortization and accretion of original issue discount. Net cash provided by operating activities exceeded net income for the first twelve weeks of fiscal 2006 principally due to the effect of noncash depreciation and amortization, accretion of original issue discount and a decrease in prepaid expenses, partially offset by payments of accounts payable and accrued and other liabilities.
     Investing Activities. Net cash used in investment activities was $13.0 million for the twelve weeks ended September 20, 2006 and $6.0 million for the twelve weeks ended September 21, 2005. During the first twelve weeks of fiscal 2007, our property and equipment related capital expenditures of $6.8 million represented remodeling and improvement cost on our existing restaurants. On August 1, 2006, our subsidiary, OCB Restaurant Company, LLC acquired certain assets and liabilities of North’s Restaurant, Inc for approximately $3.5 million. The remaining cash used in investing activities during the first twelve weeks of fiscal 2007 was primarily comprised of capitalized transaction costs related to our merger with Ryan’s. During the first twelve weeks of fiscal 2006, remodeling and improvement costs on our existing restaurants accounted for approximately $4.5 million of our capital expenditures. The bulk of the remainder of our capital expenditures during the first twelve weeks of fiscal 2006 was comprised of new construction expenditures.

     Financing Activities. Net cash provided by financing activities was $5.5 million for the first twelve weeks of fiscal 2007 and net cash used in financing activities was $0.5 million for the first twelve weeks of fiscal 2006. During the first twelve weeks of fiscal 2007, financing activities consisted primarily of borrowings on our revolving credit facility of $6.0 million partially offset by $0.5 million repayment of debt. During the first twelve weeks of fiscal 2006, financing activities entirely consisted of repayments of debt.
     Future Capital Expenditures. During the remainder of fiscal 2007, we plan to:
•	Open one new restaurant with capital outlay of approximately $2.5 million.

•	Spend approximately $16.0 million on remodeling and improvement costs that will be capitalized. Remodels incorporate design elements to update the décor of our existing facilities including a lighter, more contemporary interior design and expanded dessert displays. Other improvement costs include a variety of outlays such as new carpet, equipment and minor leasehold improvements and display grill installations.

•	Spend approximately $1.0 million on miscellaneous corporate and information systems investments.

•	Spend approximately $15.0 million on the repair and maintenance of our existing restaurant locations that will be expensed. This will encompass expenditures to keep equipment in good working order and leasehold improvements in good condition, without substantially extending the economic lives of the underlying assets.

•	On August 1, 2006, our subsidiary, OCB Restaurant Company, LLC, acquired certain assets and liabilities of North’s Restaurants, Inc. (“North’s”), primarily comprised of five buffet restaurants in California and Oregon. The purchase price was $3.3 million. In addition, we incurred $0.2 million of transaction costs. During the remainder of fiscal 2007, we plan to spend approximately $3.0 million to convert three of these units to HomeTown Buffet® restaurants and one unit to a Tahoe Joe’s Famous Steakhouse® restaurant.

•	Spend approximately $10.0 million to $12.0 million on the integration of Ryan’s and approximately $25.0 million on capital improvements specifically related to the restaurants we acquired in the Ryan’s acquisition.
     Merger Transaction
     On November 1, 2006, Buffets and Ryan’s announced that we have completed the previously announced merger of Buffets in a cash transaction valued at approximately $835.9 million, including debt that was repaid at closing. Historical liquidity and capital expenditure trends will not be indicative of future trends due to the consummation of the Merger.
     In conjunction with the Merger, we and Buffets refinanced our debt. See discussion of Buffets new debt under “Credit Facilities and Other Long-Term Debt” below.
     In addition to the fees and expenses paid as part of the Merger closing, the Company incurred approximately $19.9 million of transaction closing fees and expenses that will be paid subsequent to the Merger close date.
     We have incurred approximately $4.7 million in transaction and merger integration costs as of September 20, 2006. Transaction costs of approximately $4.3 million have been capitalized and are recorded in “other assets, net” in our condensed consolidated balance sheets. Merger integration costs of approximately $0.4 million have been expensed as incurred and are recorded in “merger integration costs” in our condensed consolidated statements of operations.
     Sale-Leaseback Transaction
          On November 1, 2006, immediately prior to the Merger, Buffets and Ryan’s entered into sale and leaseback transactions (the “Sale Leaseback Transaction”) with Drawbridge Special Opportunities Fund LP or affiliates (‘‘Drawbridge’’), an affiliate of Fortress Investment Group LLC, involving approximately 275 Ryan’s restaurants and seven Buffets restaurants. In the Sale Leaseback Transaction, Buffets and Ryan’s, as applicable, conveyed the land (or, in certain cases, underlying ground leases) and related improvements with respect to those properties to Drawbridge or its assignee, Realty Income (or its affiliate), and each simultaneously leased those properties back pursuant to unitary and individual leases, each for an initial lease term of approximately 20 years, with four renewal terms of five years, except with respect to ground lease sites. The purchase price for the portfolio of sale-leaseback properties was approximately $566.8 million. The annual net rent payable under the leases is equal to the purchase price multiplied by a 10.15% cap rate, subject to annual increases of two times the Consumer Price Index (but in no event greater than 2%), and, if the term of the leases are renewed, subject to further increases during some of the renewal terms based upon the then current fair market rental value.

          The leases are subject to customary default provisions, including payment defaults under the leases, misrepresentations, failure to maintain insurance required under the leases, failure to comply with the other terms of the leases (subject to notice thereof and the opportunity to cure such failures), certain events of bankruptcy, insolvency or reorganization of the tenant, breaches of the guaranty by the guarantor, failure to provide certain financial information or documents, breach of tenant’s obligation not to reopen a replaced property for a 2 year period, and in some cases the failure to maintain certain financial requirements. The leases include customary assignment and sublease provisions and restrictions. Buffets, Inc. has guaranteed performance under the leases.
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
Credit Facilities and Other Long Term Debt
     Credit Agreement
     In conjunction with the Merger, Buffets secured a new $640.0 million senior secured credit agreement (the “Credit Agreement”) comprised of (i) a senior secured term loan in an aggregate principal amount of $530.0 million which matures on November 1, 2013 (the “Term Facility”), (ii) a senior secured revolving credit facility in an aggregate principal amount of up to $40.0 million which matures on November 1, 2011 (the “Revolving Facility”), of which up to $20.0 million is available through a sub facility in the form of letters of credit and (iii) a senior secured pre-funded synthetic letter of credit facility in an aggregate principal amount of $70.0 million which matures on May 1, 2013 (the “Synthetic Letter of Credit Facility”). Borrowings under the Term Facility bear interest at at an adjusted LIBOR rate plus a margin of either 2.75% or 3.00%, depending on Buffets’ leverage ratio, and borrowings under the Revolving Facility bear interest at an adjusted LIBOR rate plus a margin of 3.25%.
     The borrowings due under the Term Facility are payable in equal quarterly installments in an annual amount equal to 1% of the term loan during each of the first six and a half years of the loan, with the remaining balance payable due on November 1, 2013. The Revolving Facility and the Synthetic Letter of Credit Facility are not subject to interim scheduled principal payments. The Credit Agreement is fully and unconditionally guaranteed by Buffets Holdings, which has no independent assets or operations, and its existing and future domestic subsidiaries and is secured by substantially all of the Company’s assets. Borrowing availability under the Credit Agreement depends upon our continued compliance with certain covenants and financial ratios including leverage and interest coverage ratios as specifically defined in the Credit Agreement.
     On November 1, 2006, Buffets borrowed (i) $530.0 million under the Term Facility, (ii) approximately $5.0 million under the Revolving Facility and (iii) approximately $70.0 million under the Synthetic Letter of Credit Facility. As of November 1, 2006, the interest rate in effect under the Term Facility was 8.36% and the interest rate in effect under the Revolving Facility was 8.61%.
     12 1/2% Senior Notes
     On November 1, 2006, Buffets issued $300.0 million aggregate principal amount of its 12 1/2% senior notes (the “12 1/2% Senior Notes”). The issuance was consummated solely by means of a private placement either to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), or to certain persons in offshore transactions pursuant to Regulation S under the Securities Act. The offering of the notes was not and has not been registered under the Securities Act and the notes may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act.
     The 12 1/2% Senior Notes will mature on November 1, 2014. Buffets has the option to redeem all or a portion of the 12 1/2% Senior Notes on or after November 1, 2010 at fixed prices that decline over time. Buffets also has the option to redeem up to 35% of the aggregate principal amount of the 12 1/2% Senior Notes on or prior to November 1, 2009 with the proceeds of one or more equity offerings at a redemption price of 112.50% of the principal amount of the 12 1/2% Senior Notes, if at least 65% of the aggregate principal amount of the 12 1/2% Senior Notes are outstanding after each such redemption and such redemption is made not more than 90 days after the consummation of certain equity offerings. Upon certain change of control and asset disposition events as described in the 12 1/2% Senior Notes indenture (the “Indenture”), Buffets may be required to redeem the 12 1/2% Senior Notes at a purchase prices equal to 101%, in the case of change of control events, and 100%, in the case of asset disposition events, of the principal amount of the 12 1/2% Senior Notes. The 12 1/2% Senior Notes are unsecured senior obligations of Buffets and are jointly and severally guaranteed on a senior unsecured basis by its subsidiaries and Buffets Holdings, which has no independent assets or operations.

     The Indenture contains customary covenants relating to restrictions on indebtedness, dividends on, and redemptions and repurchases of, capital stock, liens and sale-leaseback transactions, loans and investments, debt and hedging arrangements, mergers, acquisitions and asset sales, transactions with affiliates and changes in business activities conducted by Buffets and certain subsidiaries. The Indenture also contains customary events of default.
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
Forward-Looking Statements and Risk Factors
     Certain statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in, or implied by, forward-looking statements. We have tried, whenever possible, to identify these forward-looking statements using words such as “projects,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” and similar expressions. Similarly, statements herein that describe our business strategy, outlook, objectives, plans, intentions or goals are also forward-looking statements. The risks and uncertainties involving forward-looking statements include, but are not limited to, general business and economic conditions, negative publicity, the impact of competition, the ability to integrate the restaurants acquired in the Ryan’s acquisition, the ability to realize the benefits and synergies of the Ryan’s acquisition, the seasonality of our business, adverse weather conditions, future commodity prices, fuel and utility costs, labor costs, employment and environmental laws, public health developments including avian flu, governmental regulations, and inflation. For a detailed discussion of risks and uncertainties that may cause our future performance to differ from that projected in the forward-looking statements, please refer to the “Risk Factors/Forward-Looking Statements” section contained in our Form 10-K filed with the Securities and Exchange Commission on September 20, 2006. All forward-looking statements speak only as of the date of this report. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are qualified by the cautionary statements in this section. We undertake no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Interest Rate Risks. We have interest rate exposure relating to the variable portion of our long-term obligations. Buffets’ 11 1/4% senior subordinated notes and our 13 7/8% senior discount notes are fixed rate instruments, while the interest rates on the term loans under the Credit Facility are variable. A 1% change in interest rates on our variable rate debt would have resulted in our interest rate expense fluctuating by approximately $1.8 million for the twelve weeks ended September 20, 2006.
     Food Commodity Risks. Many of the food products purchased by us are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are outside our control. To control this risk in part, we have fixed price purchase commitments with terms of one year or less for some key food and supplies from vendors who supply our national food distributor. In addition, we believe that substantially all of our food and supplies are available from several sources, which helps to control food commodity risks. We believe we have the ability to increase menu prices, or vary the menu items offered, if needed, in response to food product price increases within the range that has been experienced historically. To compensate for a hypothetical price increase of 10% for food and beverages, we would need to increase menu prices by an average of approximately 3%. Our average menu price increases were approximately 3% for the twelve weeks ended September 20, 2006. Accordingly, we believe that a hypothetical 10% increase in food product costs would not have a material effect on our operating results.

ITEM 4. CONTROLS AND PROCEDURES
     Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and regulations, and that the information is accumulated and communicated to our management, including our principal executive officer and our principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosures based closely on the definition of “disclosure controls and procedures” in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.
     As of September 20, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, we concluded that our disclosure controls and procedures were effective.
     Changes in Internal Control. During the twelve weeks ended September 20, 2006, there were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities and Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 6. EXHIBITS
     See Index to Exhibits on page 34 of this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUFFETS HOLDINGS, INC.
Date: November 6, 2006	By:	/s/ R. Michael Andrews, Jr.
R. Michael Andrews, Jr.
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ A. Keith Wall
A. Keith Wall
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

2.1*	Agreement and Plan of Merger dated as of July 24, 2006 among Ryan’s Restaurant Group, Inc. and Buffets Southeast, Inc. (incorporated by reference to Buffets Holdings, Inc.’s Current Report on Form 8-K filed with the Commission on July 25, 2006 (SEC file No. 033-116897)).

10.1	Amendment No. 2, dated as of September 13, 2006, to the Amended and Restated Credit Agreement dated as of February 20, 2004, among Buffets, Inc., Buffets Holdings, Inc., the Lenders from time to time party thereto and Credit Suisse (formerly known as Credit Suisse First Boston), as Administrative Agent and Collateral Agent.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Previously provided or incorporated by reference.