Form 10-Q
period 2006-12-13
BUFFETS HOLDINGS, INC.
filed 2007-01-29
CIK 1292731

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 13, 2006
Commission file number: 333-116897
BUFFETS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-3754018

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1460 Buffet Way Eagan, Minnesota	55121

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (651) 994-8608
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☐ NO ☑
The registrant filed a Registration Statement on Form S-4 on December 18, 2006, which was declared effective by the Securities and Exchange Commission on December 28, 2006.
Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
LARGE ACCELERATED FILER ☐      ACCELERATED FILER ☐      NON-ACCELERATED FILER ☑
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The number of shares of Buffets Holdings, Inc. common stock outstanding as of January 29, 2007 was 3,104,510.

BUFFETS HOLDINGS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BUFFETS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 28,	December 13,
	2006	2006
	(Unaudited)
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,219	$8,220
Receivables	4,879	7,922
Inventories	18,926	32,222
Prepaid expenses and other current assets	5,384	13,468
Deferred income taxes	10,324	15,168
Assets held for sale	—	47,411

Total current assets	59,732	124,411
PROPERTY AND EQUIPMENT, net	141,404	243,606
GOODWILL	312,163	555,661
DEFERRED INCOME TAXES	13,683	8,551
OTHER ASSETS, net	11,514	57,136

Total assets	$538,496	$989,365

LIABILITIES AND SHAREHOLDER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$48,101	$59,582
Accrued liabilities	68,344	114,633
Income taxes payable	6,977	42,947
Short-term debt	—	16,250
Current maturities of long-term debt	1,862	3,975

Total current liabilities	125,284	237,387
LONG-TERM DEBT, net of current maturities	460,652	826,025
DEFERRED LEASE OBLIGATIONS	28,356	28,600
OTHER LONG-TERM LIABILITIES	7,355	16,580

Total liabilities	621,647	1,108,592
COMMITMENTS AND CONTINGENCIES (Note 13)
SHAREHOLDER’S DEFICIT:
Preferred stock; $.01 par value, 1,100,000 shares authorized; none issued and outstanding as of June 28, 2006 and December 13, 2006	—	—
Common stock; $.01 par value, 3,600,000 shares authorized; 3,104,510 shares issued and outstanding as of June 28, 2006 and 3,104,510 as of December 13, 2006	31	31
Additional paid in capital	5	5
Accumulated deficit	(83,187)	(119,263)

Total shareholder’s deficit	(83,151)	(119,227)

Total liabilities and shareholder’s deficit	$538,496	$989,365

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUFFETS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Weeks Ended		Twenty Four Weeks Ended
	December 14,	December 13,	December 14,	December 13,
	2005	2006	2005	2006
	(Unaudited)		(Unaudited)
	(In thousands)		(In thousands)
RESTAURANT SALES	$218,274	$297,891	$445,012	$519,167
RESTAURANT COSTS:
Food	74,201	102,630	148,976	179,184
Labor	63,545	90,523	127,687	153,216
Direct and occupancy	52,818	75,703	105,917	129,189

Total restaurant costs	190,564	268,856	382,580	461,589
ADVERTISING EXPENSES	9,717	7,722	16,900	14,949
GENERAL AND ADMINISTRATIVE EXPENSES	10,056	14,285	20,102	24,013
CLOSED RESTAURANT COSTS	842	817	1,098	1,559
IMPAIRMENT OF ASSETS	1,350	—	1,350	—
MERGER INTEGRATION COSTS	—	3,074	—	3,514
LOSS ON SALE LEASEBACK TRANSACTIONS	—	2,498	—	2,498

OPERATING INCOME	5,745	639	22,982	11,045
INTEREST EXPENSE	11,913	17,386	23,781	30,614
INTEREST INCOME	(121)	(50)	(203)	(78)
LOSS RELATED TO REFINANCING	—	40,042	647	40,285
OTHER INCOME	(287)	(296)	(484)	(498)

LOSS BEFORE INCOME TAXES	(5,760)	(56,443)	(759)	(59,278)
INCOME TAX EXPENSE (BENEFIT)	(1,841)	(21,507)	36	(23,202)

Net loss	$(3,919)	$(34,936)	$(795)	$(36,076)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUFFETS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twenty Four Weeks Ended
	December 14,	December 13,
	2005	2006
	(Unaudited)
	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(795)	$(36,076)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	14,611	16,610
Amortization of debt issuance cost	707	1,208
Accretion of original issue discount	6,151	5,623
Loss related to refinancing:
Write off of debt issuance costs	—	8,686
Refinancing premiums expensed	—	31,599
Loss on disposal of assets	287	425
Impairment of assets	1,350	—
Loss on sale of leaseback transactions	—	2,498
Deferred tax benefit	—	(30,896)
Changes in assets and liabilities:
Receivables	1,161	1,264
Inventories	(64)	195
Prepaid expenses and other current assets	1,065	1,123
Accounts payable	(937)	(2,574)
Accrued and other liabilities	4,505	(6,209)
Income taxes payable	(2,256)	4,371

Net cash provided by (used in) operating activities	25,785	(2,153)

INVESTING ACTIVITIES:
Proceeds from sale leaseback transactions	—	8,608
Acquisitions, net of liabilities assumed	—	(168,906)
Purchase of property and equipment	(12,080)	(14,682)
Collections on notes receivable	360	710
Purchase of other assets	(859)	(258)

Net cash used in investing activities	(12,579)	(174,528)

FINANCING ACTIVITIES:
Repayment of previous term loan facility	(1,008)	(182,053)
Repurchase of 11 1/4 % senior subordinated notes	—	(180,778)
Repurchase of 13 7/8% senior discount notes	—	(105,306)
Repayment of Ryan’s debt	—	(145,000)
Proceeds from term loan funding	—	530,000
Proceeds from new revolver facility	—	16,250
Proceeds from 12 1/2% senior note issuance	—	300,000
Debt issuance costs	—	(35,877)
Payment of refinancing premiums	—	(32,554)
Purchase of treasury stock	(6)	—

Net cash provided by (used in) financing activities	(1,014)	164,682

NET CHANGE IN CASH AND CASH EQUIVALENTS	12,192	(11,999)
CASH AND CASH EQUIVALENTS, beginning of period	20,662	20,219

CASH AND CASH EQUIVALENTS, end of period	$32,854	$8,220

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for —
Interest (net of capitalized interest of $134 and $163)	$18,209	$30,991

Income taxes	$2,291	$3,305

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
Description of Business
     The Company owns and operates a chain of restaurants in the United States under the names of Ryan’s®, Fire Mountain®, Old Country Buffet®, Country Buffet®, HomeTown Buffet®, Granny’s BuffetSM and Tahoe Joe’s Famous Steakhouse®. The Company, operating principally in the family dining segment, owned and operated 658 restaurants (649 family buffet restaurants) and franchised eighteen restaurants as of December 13, 2006.
Merger with Ryan’s Restaurant Group, Inc.
     On November 1, 2006, Buffets, Inc. and Ryan’s Restaurant Group, Inc., a South Carolina corporation (“Ryan’s”), announced that they had completed the previously announced merger of Buffets Southeast, Inc., a South Carolina corporation and wholly owned subsidiary of Buffets, Inc., and Ryan’s in a cash transaction valued at approximately $834.0 million, including debt that was repaid at closing. Pursuant to the Agreement and Plan of Merger, dated as of July 24, 2006, by and among Buffets, Inc., Ryan’s and Buffets Southeast, Inc. (the “Merger Agreement”), Buffets Southeast, Inc. merged with and into Ryan’s, with Ryan’s remaining as the surviving corporation (the “Merger”). As a result of the Merger, Ryan’s became a wholly-owned subsidiary of Buffets, Inc. Buffets, Inc., headquartered in Eagan, Minnesota, now operates 658 restaurants in 39 states, principally under the Ryan’s®, Fire Mountain®, Old Country Buffet® and HomeTown Buffet® brands. Ryan’s operates as a separate division of Buffets, Inc. and continues to be based in Greer, South Carolina.
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
     In conjunction with the Merger, Buffets, Inc. refinanced its outstanding indebtedness by:
•	securing a new $640.0 million senior secured credit agreement (the “Credit Facility”) comprised of (i) a $530.0 million senior secured term loan (the “Term Facility”), (ii) a $40.0 million senior secured revolving credit facility (the “Revolving Facility”), and (iii) a $70.0 million senior secured pre-funded synthetic letter of credit facility (the “Synthetic Letter of Credit Facility”), and

•	issuing $300.0 million of its 12 1/2% senior notes due 2014 (the “12 1/2% Senior Notes”) pursuant to an indenture dated November 1, 2006 (the “Indenture”).
     Buffets, Inc. used the proceeds of (i) $530.0 million from borrowings under the Term Facility, (ii) $5.0 million from borrowings under the Revolving Facility, (iii) $300.0 million from the issuance of its 12 1/2% Senior Notes, (iv) $566.8 million from the sale-leaseback transaction whereby it sold the land (or, in certain cases, underlying ground leases) and related improvements with respect to approximately 275 Ryan’s restaurants and seven Buffets, Inc. restaurants and simultaneously leased the properties back, (the “Sale Leaseback Transaction”) and approximately (v) $9.0 million of cash on hand to:
•	pay $704.6 million to purchase the outstanding shares of Ryan’s common stock,

•	repay $146.9 million of Ryan’s outstanding debt (including accrued interest and breakage fees),

•	repay $196.4 million of existing indebtedness of Buffets, Inc. under its existing credit facility (including accrued interest and breakage fees),

•	repurchase or redeem $195.3 million of Buffets, Inc.’s 11 1/4% senior subordinated notes (including accretion of original issue discount and early redemption premiums),

•	repurchase $121.5 million of Buffets Holdings’ 13 7/8 % senior discount notes (including accretion of original issue discount and early redemption premiums), and

•	pay approximately $46.1 million for transaction fees and expenses.
     In addition to the fees and expenses paid at closing, the Company incurred approximately $31.2 million of transaction closing fees and expenses that were paid subsequent to the transaction close date.
     In the Sale Leaseback Transaction, Buffets, Inc. and Ryan’s, as applicable, conveyed the land (or, in certain cases, underlying ground leases) and related improvements with respect to those properties to the buyer/lessor, and each simultaneously leased those properties back pursuant to unitary and individual leases, each for an initial lease term of approximately 20 years, with four renewal terms of five years, except with respect to ground lease sites. The purchase price for the portfolio of sale-leaseback properties was approximately $566.8 million. The annual net rent payable under the leases is equal to the purchase price multiplied by a 10.15% cap rate, subject to annual increases of two times the Consumer Price Index, as defined therein, (but in no event greater than 2%), and, if the term of the leases are renewed, subject to further increases during some of the renewal terms based upon the then current fair market rental value. See Note 6 for further discussion of the Sale-Leaseback Transaction.
     Borrowings under the Term Facility bear interest at an adjusted LIBOR rate plus a margin of either 2.75% or 3.00% in the case of Eurodollar borrowings and at a certain alternate base rate plus a margin of either 1.75% or 2.00% in the case of alternate base rate borrowings, depending on Buffets, Inc.’s leverage ratio, and borrowings under the Revolving Facility bear interest at an adjusted LIBOR rate plus a margin of 3.25% or at an alternate base rate plus a margin of 2.25%.
     On November 1, 2006, Buffets, Inc. borrowed (i) $530.0 million under the Term Facility, (ii) approximately $5.0 million under the Revolving Facility and (iii) approximately $70.0 million under the Synthetic Letter of Credit Facility.
Interim Financial Information
     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all necessary adjustments, which are of a normal recurring nature, to present fairly the Company’s financial position and the results of its operations and cash flows for the periods presented, in conformity with accounting principles generally accepted in the United States of America and with the regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to SEC rules and regulations. Operating results for the twelve-week and twenty-four week periods ended December 13, 2006 are not necessarily indicative of results that may be achieved for the fiscal year ending June 27, 2007. Historical results will not be indicative of future results due to the consummation of the merger transaction with Ryan’s.
     The balance sheet as of June 28, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.
     These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes contained in the Company’s Form 10-K filed with the Securities and Exchange Commission on September 20, 2006 and with Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 27 through 41 of this report.
Principles of Consolidation
     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation.
Fiscal Year
     The Company’s fiscal year is comprised of 52 or 53 weeks divided into four fiscal quarters of twelve, twelve, sixteen, and twelve or thirteen weeks, respectively.

2. Summary of Significant Accounting Policies
Segment Reporting
     The Company operates principally in the family dining segment in the United States, providing similar products to similar customers. The Company’s restaurants possess similar economic characteristics resulting in similar long-term expected financial results. Revenues are derived principally from food and beverage sales. The Company does not rely on any major customers as a source of revenue. Management believes that the Company meets the criteria for aggregating its operations into a single reporting segment.
Goodwill
     The Company tests the recoverability of goodwill annually or whenever events or circumstances indicate that the carrying amount may not be recoverable. Goodwill is deemed to be impaired if the fair value of a reporting unit is less than its carrying value. If goodwill is determined to be impaired, the loss is measured as the amount by which the carrying amount of a reporting unit’s goodwill exceeds its implied fair value. The fair value of a reporting unit is an estimate based on assumptions regarding its future cash flows. In the event that these assumptions change in the future, the Company may be required to record impairment charges related to its goodwill. No impairment charges were recorded in the first twenty-four weeks of fiscal years 2006 and 2007.
     Goodwill increased due to the merger with Ryan’s, which was accounted for as a purchase business combination. See Note 10 for further discussion regarding the goodwill associated with this transaction.
3. Recent Accounting Pronouncements
     On July 13, 2006, FASB Interpretation  No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (“FIN 48”), was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, which is the beginning of the Company’s fiscal year 2008. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its consolidated results of operations and financial condition.
4. Stock-Based Compensation
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
     Pursuant to SFAS 123(R), a nonpublic entity will measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of those instruments, except in certain circumstances. Specifically, if it is not possible to reasonably estimate the fair value of equity share options and similar instruments because it is not practicable to estimate the expected volatility of the entity’s share price, a nonpublic entity is required to measure its awards of equity share options and similar instruments based on a value calculated using the historical volatility of an appropriate industry sector index instead of the expected volatility of its share price (“Calculated Value”). The Company is a nonpublic entity, as defined by SFAS 123(R), and the Company is unable to reasonably estimate the fair value of its equity awards and similar instruments because it is not practicable for the Company to estimate the expected volatility of its share price. Therefore, the Company calculates volatility using the historical volatility of publicly traded companies within the family dining segment of the restaurant industry in order to determine the Calculated Value of our equity awards.
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

     In the case of liability instruments, as opposed to share-based payment awards, a nonpublic entity may elect to measure its liability awards at their fair value or intrinsic value (the difference between the strike price and the market price). The value of liability awards is remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The Company has elected to use the intrinsic value method to measure its liability awards.
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
     The Company did not recognize or record any share-based compensation for the twelve or twenty-four week periods ending December 13, 2006.
5. Property and Equipment
     Property and equipment was as follows (in thousands):

	June 28,	December 13,
	2006	2006
Land	$762	$10,355
Buildings	3,082	43,179
Equipment	151,622	218,217
Leasehold improvements	155,034	150,228
Accumulated depreciation and amortization	(169,096)	(178,373)

	$141,404	$243,606

     See Note 10 for further discussion of the impact of the merger with Ryan’s on the Company’s property and equipment balances.
6. Sale Leaseback Transaction
     On November 1, 2006, immediately prior to the merger with Ryan’s, Buffets, Inc. and Ryan’s entered into a sale-leaseback transaction with Drawbridge, an affiliate of Fortress Investment Group LLC, involving approximately 275 Ryan’s restaurants and seven Buffets restaurants. In the Sale Leaseback Transaction, Buffets, Inc. and Ryan’s, as applicable, conveyed the land (or, in certain cases, underlying ground leases) and related improvements with respect to those properties to Drawbridge or its assignee, Realty Income (or its affiliate), and each simultaneously leased those properties back pursuant to unitary and individual leases, each for an initial lease term of approximately 20 years, with four renewal terms of five years, except with respect to ground lease sites. The purchase price for the portfolio of sale-leaseback properties was approximately $566.8 million. The annual net rent payable under the leases is equal to the purchase price multiplied by a 10.15% cap rate, subject to annual increases of two times the Consumer Price Index, as defined therein, (but in no event greater than 2%), and, if the term of the leases are renewed, subject to further increases during some of the renewal terms based upon the then current fair market rental value.
     The Company and Ryan’s applied the provisions of Statement of Financial Accounting Standards (SFAS) No. 98, “Accounting for Leases” to their respective sale-leaseback transactions. Net proceeds from the sale-leaseback of Ryan’s 275 restaurants were approximately $546.8 million and net proceeds from the sale-leaseback of Buffets, Inc.’s seven restaurants were approximately $8.4 million. The aggregate initial annual rent for Ryan’s 275 properties is approximately $56.6 million and for Buffets, Inc.’s seven properties is approximately $0.9 million.
     The Ryan’s sale-leaseback transaction occurred prior to the Company’s merger with Ryan’s. Therefore, the impacts of the loss of $43.8 million on 76 properties and the deferred gain of $113.3 million on 199 properties are reflected in goodwill (see Note 10 for a summary of the allocation of the purchase price to the estimated fair market values of the assets acquired and liabilities assumed at the date of the acquisition).

     The Company recognized a loss of $2.5 million on the transaction for four of its seven locations. In addition, the net proceeds were greater than the book value of the leasehold assets for three locations resulting in a deferred gain of $0.9 million. The deferred gain is being accreted over the lives of the respective restaurant leases. The Company does not have any continuing involvement with the sale and leaseback properties. The leases are accounted for as operating leases.
7. Other Assets

	June 28,	December 13,
	2006	2006
Debt issuance costs	$9,308	$35,290
Deposits	477	11,341
Cash surrender value of deferred compensation funds	—	5,608
Other long-term assets	1,729	4,897

	$11,514	$57,136

     Debt issuance costs are the capitalized costs incurred in conjunction with issuing Buffets, Inc.’s senior secured Credit Facility and 12 1/2% Senior Notes. Debt issuance costs are being amortized over the terms of the financing arrangements using the effective interest method. Debt issuance costs are net of accumulated amortization of $4.0 million and $0.6 million as of June 28, 2006 and December 13, 2006, respectively.
     Long-term deposits include approximately $10.0 million related to Ryan’s primary food vendor, and $1.3 million related to insurance escrow deposits and prepaid rent and other deposits.
     Cash surrender value of deferred compensation funds relates to deferred compensation plan assets used to fund Ryan’s deferred compensation liability. Officers, certain key executives and certain corporate and restaurant-level managers of Ryan’s participated in one of two nonqualified deferred compensation plans maintained by Ryan’s. These plans provided benefits to the participants or their designated beneficiaries at specified future dates or upon the termination of employment or death. Subject to plan limitations, participants could defer a substantial portion of their compensation and receive a matching employer contribution. Participant deferrals and any related matching contributions were credited to the participants’ deferred compensation accounts. Participants could select from a variety of investment options, and investment earnings were credited to their accounts. Ryan’s informally funded its liability to the participants through the use of company-owned life insurance contracts. Prior to the merger on November 1, 2006, Ryan’s ceased new participants from entering the plan and expects to liquidate the assets and pay off the remaining deferred compensation liability to the plan participants in the fourth quarter of fiscal 2007. As of December 13, 2006, the cash surrender value of the underlying life insurance contracts was $5.6 million.
     As of December 13, 2006, other long-term assets consist principally of a long-term life insurance premium receivable of $2.5 million, $1.2 million related to capitalized leasehold interest related to the acquisition of certain assets of North’s Restaurants, Inc. (see Note 10 for further information regarding this acquisition), long-term prepayment of land rent of $0.4 million, cash surrender values of life insurance policies of $0.2 million, and notes receivable and other assets of $0.6 million.
     See Note 10 for further discussion of the impact of the merger with Ryan’s on the Company’s other asset balances.
8. Accrued Liabilities
     Accrued liabilities consisted of the following (in thousands):

	June 28,	December 13,
	2006	2006
Accrued compensation	$17,634	$34,098
Accrued sales, use and property taxes	6,348	21,300
Accrued workers’ compensation	12,520	19,985
Accrued insurance	8,178	15,070
Accrued interest	13,552	6,502
Unearned revenue	3,998	6,181
Closed restaurant reserve	1,685	1,357
Accrued other	4,429	10,140

	$68,344	$114,633

     See Note 10 for further discussion of the impact of the merger with Ryan’s on the Company’s accrued liability balances.

Closed Restaurant Reserve
     Closed restaurant costs incurred subsequent to December 31, 2002 have been accounted for in accordance with SFAS No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.”
     The store closing costs are principally comprised of lease termination costs and obligations, net of sublease and other cash receipts. Employee termination costs are recognized in the period that the closure is communicated to the affected employees.
     The following table summarizes closed restaurant reserve activity by type of cost (in thousands):

	June 28,	December 13,
	2006	2006
BALANCE, beginning of period (current and noncurrent in aggregate)	$1,499	$2,776
Additions:
Lease obligations charged to earnings	4,847	1,168
Employee termination benefits charged to earnings	444	114
Reductions:
Cash payments:
Lease termination costs and obligations	3,570	2,055
Employee severance benefits	444	114

BALANCE, end of period (current and noncurrent in aggregate)	$2,776	$1,889

     In addition to lease obligation and employee termination costs the Company incurred closed restaurant costs of $0.7 million and $0.3 million for fiscal year 2006 and the 24 weeks ended December 13, 2006, respectively, related to incremental cash and non-cash charges that were directly expensed.
     The following table summarizes planned and actual restaurant closing activity:

	June 28,	December 13,
	2006	2006
Number of restaurants:
Expected to close as of the beginning of the period	4	1
Closed during the period	19	12
Identified for closure during the period	16	15

Expected to close as of the end of the period	1	4

	June 28,	December 13,
	2006	2006
Number of employees:
Expected to be terminated as of the beginning of the period	140	35
Terminated during the period	665	420
Identified for termination during the period	560	525

Expected to be terminated as of the end of the period	35	140

     The remaining closed restaurant reserves (current and noncurrent in aggregate) are expected to be paid, or incurred, by year as follows (in thousands):

2007	$742
2008	974
2009	118
2010	40
2011	14
Thereafter	1

$1,889

     The Company closed five underperforming Old Country Buffet® restaurants in the twenty four week period ended December 13, 2006. Cash charges were incurred related to these restaurant closures of approximately $1.2 million. These charges included approximately $1.0 million related to lease termination costs and obligations, $0.1 million related to employee termination costs and $0.1 million related to other associated costs. Non-cash charges related to these closures were approximately $0.2 million. These charges were expensed as incurred pursuant to SFAS 146 and are recorded in “closed restaurant costs” in the consolidated statements of operations. In addition, the Company closed six Ryan’s® restaurants and one Fire Mountain® restaurant between November 1, 2006 (acquisition date) and December 13, 2006. Charges related to these seven restaurants were charged to goodwill pursuant to EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” See Note 10 for further discussion of the merger with Ryan’s.
9. Debt
     As of December 13, 2006, debt outstanding was as follows (in thousands):

Short-Term borrowings consist of the following:
Revolving credit facility, interest at LIBOR plus 3.25%, due December 29, 2006 (interest rate at 8.57% as of December 13, 2006)	$16,250
Current maturities of long-term debt	3,975

Total short-term borrowings	$20,225

Long-Term borrowings consist of the following:
Term loan, interest at LIBOR plus 2.75%, due quarterly through March 31, 2013 with remaining balance due November 1, 2013 (interest rate at 8.37% as of December 13, 2006)	530,000
Senior notes, interest at 12.5%, due November 1, 2014	300,000

830,000
Less — Current maturities of long-term debt	(3,975)

Total long-term debt	$826,025

     As of December 13, 2006, future maturities of long-term debt by fiscal year were as follows (in thousands):

2007	$1,325
2008	6,625
2009	5,300
2010	5,300
2011	3,975
Thereafter	807,475

$830,000

     Merger Related Refinancing
     In conjunction with the Merger with Ryan’s, the Company refinanced its debt through the consummation of a new senior secured credit agreement and issuance of its 12 1/2% Senior Notes. In addition, on November 1, 2006, the Company repaid $196.4 million of Buffets, Inc.’s existing indebtedness under its predecessor credit facility (including accrued interest and breakage fees), redeemed $194.9 million of Buffets, Inc.’s 11 1/4 % senior subordinated notes (including accretion of original issue discount and early redemption premiums), and repurchased $121.4 million of Buffets Holdings’ 13 7/8% senior discount notes (including accretion of original issue discount and early redemption premiums) and it repaid $146.9 million of Ryan’s outstanding debt.
     Credit Facility
     On November 1, 2006, Buffets secured a new $640.0 million senior secured credit facility (the “Credit Facility”) comprised of (i) a senior secured term loan facility in an aggregate principal amount of $530.0 million which matures on November 1, 2013 (the “Term Facility”), (ii) a senior secured revolving credit facility in an aggregate principal amount of up to $40.0 million which matures on November 1, 2011 (the “Revolving Facility”), of which up to $20.0 million is available through a sub facility in the form of letters of credit and (iii) a senior secured pre-funded synthetic letter of credit facility in an aggregate principal amount of $70.0 million which matures on May 1, 2013 (the “Synthetic Letter of Credit Facility”). Borrowings under the Term Facility bear interest at an adjusted LIBOR rate plus a margin of either 2.75% or 3.00% in the case of Eurodollar borrowings and at a certain alternate base rate plus a margin of either 1.75% or 2.00% in the case of alternate base rate borrowings, depending on Buffets’ leverage ratio, and borrowings under the Revolving Facility bear interest at an adjusted LIBOR rate plus a margin of 3.25% or at an alternate base rate plus a margin of 2.25%.

     The borrowings due under the Term Facility are payable in equal quarterly installments in an annual amount equal to 1% of the term loan during each of the first six and a half years of the loan, with the remaining balance payable due on November 1, 2013. The Revolving Facility and the Synthetic Letter of Credit Facility are not subject to interim scheduled principal payments. The Credit Facility is fully and unconditionally guaranteed by Buffets Holdings, which has no independent assets or operations, and its existing and future domestic subsidiaries and is secured by substantially all of the Company’s assets. Borrowing availability under the Credit Facility depends upon the Company’s continued compliance with certain covenants and financial ratios including leverage and interest coverage ratios as specifically defined in the Credit Facility.
     As of December 13, 2006, Buffets had $51.9 million in outstanding letters of credit, which expire through February 17, 2008. As of December 13, 2006, total letter of credit borrowing availability was $38.1 million, which is comprised of additional availability of $18.1 million under our Synthetic Letter of Credit Facility and $20.0 million available through a sub facility to the Company’s Revolving Facility in the form of letters of credit.
     12 1/2% Senior Notes
     On November 1, 2006, Buffets issued $300.0 million aggregate principal amount of its 12 1/2% senior notes. The issuance was consummated solely by means of a private placement either to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), or to certain persons in offshore transactions pursuant to Regulation S under the Securities Act. The offering of the notes was not and has not been registered under the Securities Act and the notes may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act.
     The 12 1/2% Senior Notes will mature on November 1, 2014. Buffets has the option to redeem all or a portion of the 12 1/2% Senior Notes on or after November 1, 2010 at fixed prices that decline over time. Buffets also has the option to redeem up to 35% of the aggregate principal amount of the 12 1/2% Senior Notes on or prior to November 1, 2009 with the proceeds of one or more equity offerings at a redemption price of 112.50% of the principal amount of the 12 1/2% Senior Notes, if at least 65% of the aggregate principal amount of the 12 1/2% Senior Notes are outstanding after each such redemption and such redemption is made not more than 90 days after the consummation of certain equity offerings. Upon certain change of control and asset disposition events as described in the Indenture, Buffets may be required to redeem the 12 1/2% Senior Notes at a purchase price equal to 101% in the case of change of control events, or 100% in the case of asset disposition events, of the principal amount of the 12 1/2% Senior Notes. The 12 1/2% Senior Notes are unsecured senior obligations of Buffets and are jointly and severally guaranteed on a senior unsecured basis by each of its current and future domestic subsidiaries and Buffets Holdings, which has no independent assets or operations.
     The Indenture contains customary covenants relating to restrictions on indebtedness, dividends on, and redemptions and repurchases of, capital stock, liens and sale-leaseback transactions, loans and investments, debt and hedging arrangements, mergers, acquisitions and asset sales, transactions with affiliates and changes in business activities conducted by Buffets and certain subsidiaries. The Indenture also contains customary events of default. As of December 13, 2006, the Company was in compliance with all covenants and there were no events of default.
     Buffets, Inc. filed an S-4 registration statement on December 18, 2006 whereby it is offering to exchange $300 million of its outstanding 12 1/2% Senior Notes due 2014, which were issued on November 1, 2006 and which are referred to as the initial notes, for a like aggregate amount of its registered 12 1/2%Senior Notes due 2014, which are referred to as the exchange notes. The exchange notes will be issued under the Indenture. The exchange notes will mature on November 1, 2014. Buffets, Inc. will pay interest on the exchange notes on January 1 and July 1, beginning on January 1, 2007. The exchange notes are unconditionally guaranteed on a senior unsecured basis by Buffets Holdings and each of Buffets, Inc.’s current and future domestic subsidiaries. The exchange notes will be Buffets, Inc.’s senior unsecured obligations and will rank equally in right of payment with all its existing indebtedness, senior to all of our existing and future subordinated indebtedness and effectively junior to all our existing and future secured indebtedness, including our new senior secured credit facilities, to the extent of the value of the assets securing such indebtedness.
10. Acquisitions
Ryan’s Restaurant Group
     On November 1, 2006, Buffets, Inc. completed the merger with Ryan’s. As a result of the merger, Ryan’s became a wholly owned subsidiary of Buffets, Inc. The merger with Ryan’s creates the nation’s largest buffet restaurant chain and one of the five largest companies in the family dining segment. In addition, it increases the Company’s national footprint and allows the Company to operate 658 restaurants in 39 states principally under the Ryan’s®, Fire Mountain®, Old Country Buffet® and HomeTown Buffet® brands.

     The merger was accounted for as a purchase business combination and for accounting purposes, Buffets, Inc. was the acquiring enterprise. Accordingly, the results of Ryan’s subsequent to November 1, 2006 are included in the Company’s results of operations for the twelve and twenty-four weeks ended December 13, 2006. The aggregate purchase price was approximately $165.5 million (net of cash acquired of $559.4 million), including approximately $18.2 million of capitalized acquisition related expenses. The excess of the purchase consideration plus acquisition costs over the fair value of assets acquired and liabilities assumed was allocated to goodwill of approximately $243.5 million. Substantially all the goodwill is not deductible for tax purposes. The Company is in the process of finalizing restructuring actions related to this acquisition, which may result in adjustment to the purchase price or incremental restructuring charges or both. In certain cases, the allocations of the excess purchase price are based upon preliminary estimates and assumptions. Accordingly, the allocations are subject to revision when the Company receives final information, including appraisals and other analyses. Revisions to the fair values, which may be significant, will be recorded by the Company as further adjustments to the purchase price allocations.
     The following table summarizes the allocation of the purchase price to the estimated fair market values of the assets acquired and liabilities assumed at the date of the acquisition:

November 1,
2006
(in thousands)
Cash	$559,406
Assets held for sale	47,411
Deferred tax assets	7,320
Other current assets	27,723
Property, plant & equipment	111,241
Goodwill	243,499
Other assets	19,429

Total assets acquired	1,016,029

Accounts payable	13,998
Current portion of long-term debt	33,036
Income taxes payable	31,599
Accrued liabilities	54,462
Deferred tax liability	38,504
Non-current liabilities	119,537

Total liabilities assumed	291,135

Net assets acquired	724,894
Less cash acquired	559,406

Net cash paid	$165,488

     The Company closed seven acquired restaurants in December 2006. In connection with the merger with Ryan’s and the seven restaurant closures, the Company developed a plan to terminate 408 employees of the acquired entities and recorded a liability for employee termination costs of $3.8 million. At December 13, 2006, 399 employees had been terminated and employee termination costs of $0.5 million had been paid. The remaining employee termination costs of approximately $3.3 million are expected to be paid by June 27, 2007, the Company’s fiscal 2007 year-end. Charges related to employee termination costs and the restaurant closures were charged to goodwill pursuant to EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.”
     The Company acquired certain properties which have been identified as “assets held for sale” in the condensed consolidated balance sheet, pursuant to Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company wrote down the carrying values of such assets to estimated net selling price as part of the purchase price allocation. Depreciation is no longer recorded on assets held for sale. Net selling price is estimated as the amount at which the asset could be bought or sold (fair value) less costs to sell. Fair value is determined at prevailing market conditions, appraisals or current estimated net sales proceeds from pending offers, if appropriate. The fair value of the Company’s assets held for sale primarily relates to land values. The Company expects to dispose of these assets within twelve months.
     The Company continues to evaluate the assets in its total portfolio as well as to pursue an orderly disposition of its held for sale assets. There can be no assurance if or when sales will be completed or whether such sales will be completed on terms that will enable the Company to realize the full carrying value of such assets.

     The Company incurred approximately $21.7 million in transaction and merger integration costs as of December 13, 2006. Acquisition costs of approximately $18.2 million are recorded as a component of the purchase price in the condensed consolidated balance sheets pursuant to Statement of Financial Accounting Standards No. 141, “Business Combinations.” Merger integration costs of approximately $3.5 million have been expensed as incurred and are recorded in “merger integration costs” in the condensed consolidated statements of operations.
     Unaudited pro forma consolidated results of continuing operations, as though the merger with Ryan’s had taken place at the beginning of the periods presented, are as follows (in thousands):

	Twelve Weeks Ended				Twenty Four Weeks Ended
	December 14, 2005		December 13, 2006		December 14, 2005		December 13, 2006
Revenue	$415,144		$397,861		$844,849		$812,312
Net income (loss)	(10,911	) (1)	(10,411	) (2)	(14,870	) (3)	(17,570	) (4)

(1) Includes additional rent expense of $12.4 million related to the sale leaseback transaction adjusted for depreciation expense on assets sold in the Sale Leaseback Transaction. Pro forma net income is further adjusted by general and administrative expense synergies of $0.5 million and an increase in tax benefit of $6.8 million assuming a 37.8% tax rate, offset by additional interest expense of $6.0 million.
(2) Includes additional rent expense of $6.2 million related to the Sale Leaseback Transaction adjusted for depreciation expense on assets sold in the Sale Leaseback Transaction. Pro forma net income is further adjusted by general and administrative expense synergies of $0.5 million, the elimination of loss on sale leaseback and merger integration costs of $49.5 million, and the elimination of loss related to refinancing of $41.5 million. Pro forma net income is reduced by additional interest expense of $2.2 million and a decrease in tax benefit of $31.4 million assuming a 37.8% tax rate.
(3) Includes additional rent expense of $24.8 million related to the Sale Leaseback Transaction adjusted for depreciation expense on assets sold in the Sale Leaseback Transaction. Pro forma net income is further adjusted by general and administrative expense synergies of $1.1 million and an increase in tax benefit of $13.6 million assuming a 37.8% tax rate, offset by additional interest expense of $12.1 million.
(4) Includes additional rent expense of $18.6 million related to the Sale Leaseback Transaction adjusted for depreciation expense on assets sold in the Sale Leaseback Transaction. Pro forma net income is further adjusted by general and administrative expense synergies of $1.1 million, the elimination of loss on sale leaseback and merger integration costs of $49.9 million, and the elimination of loss related to refinancing of $41.8 million. Pro forma net income is reduced by additional interest expense of $7.5 million and a decrease in tax benefit of $25.2 million assuming a 37.8% tax rate.
North’s Restaurants, Inc.
     On August 1, 2006, the Company’s subsidiary, OCB Restaurant Company, LLC, acquired certain assets and liabilities of North’s Restaurants, Inc. (“North’s”), primarily comprised of five buffet restaurants in California and Oregon. The purchase price was $3.3 million. In addition, the Company incurred $0.1 million of transaction costs. The acquisition was accounted for as a purchase business combination in accordance with Statement of Financial Accounting Standards (SFAS) No. 141 “Business Combinations.” No goodwill was recorded as a result of the purchase price allocation. The results of the acquired restaurants subsequent to August 1, 2006, are included in our results of operations for the twelve and twenty-four weeks ended December 13, 2006.
11. Income Taxes
     On November 1, 2006, immediately prior to the merger with Ryan’s, Ryan’s entered into a sale-leaseback transaction as discussed in Note 6. The Company’s current income taxes payable of approximately $42.9 million as of December 13, 2006 (as recorded in “income taxes payable” in the condensed consolidated balance sheet) is primarily due to the $42.1 million of taxes payable as the result of this transaction.
     On November 1, 2006, the Company repurchased all of Buffets Holdings’ outstanding 13 7/8% senior discount notes, as discussed in Note 9. The Company’s repurchase of these high-yield notes favorably impacts the Company’s effective income tax rate, due to the historical impact of the non-deductible portion of the interest on these notes on the Company’s historical effective income tax rate. However, the expiration of Working Opportunity Tax Credits (“WOTC”) and other related tax credits on December 31, 2005 had an unfavorable impact on the Company’s effective income tax rate. Although the U.S. Congress retroactively renewed these tax Congress retroactively renewed these credits, this renewal was signed into law subsequent to the end of our second fiscal quarter. As such, the annualized effective tax rate applied to our second quarter pretax income does not include the impact of these tax credits.
12. Related-Party Transactions
     In October 2000, the Company entered into a management agreement with an affiliate of Caxton-Iseman Investments L.P. (the “Caxton-Iseman Party”), Caxton-Iseman Investments, L.P. is a majority shareholder of Buffets Restaurants Holdings holding approximately 80.6% of the outstanding common stock. Under the management agreement, which the Caxton-Iseman Party provides various advisory services to the Company in exchange for an annual advisory fee equal to 2% of the Company’s annual consolidated earnings before interest, taxes, depreciation and amortization. The Caxton-Iseman Party receives an additional fee for advisory services relating to particular financial transactions equal to 1% of the transaction value.
     On November 1, 2006, Buffets, Inc. entered into the Second Amended and Restated Management and Fee Agreement (the “Management Agreement”) with the Caxton-Iseman Party. In accordance with the terms of the Management Agreement, upon the request of Buffets, Inc., the Caxton-Iseman Party is to provide certain acquisition and financial advisory services to Buffets, Inc.
     In consideration for the services to be provided by the Caxton-Iseman Party, Buffets, Inc. agreed to pay the Caxton-Iseman Party (i) an annual fee equal to 2% of Buffets, Inc.’s EBITDA (as defined in the Management Agreement), (ii) a transaction fee, payable upon the completion by Buffets, Inc. of any acquisition, of 2% of the sale price, (iii) a transaction fee, payable upon the completion of the sale of Buffets, Inc. of 1% of the sale price, and (iv) a transaction fee, payable upon the completion of the sale by Buffets, Inc. of any other divestitures, of 1% of the sale price. The annual fee payable in any year may not exceed the amounts permitted under the Company’s debt agreements, and the Caxton-Iseman Party is obligated to return any portion of the annual fee that has been prepaid if an event of default has occurred and is continuing under either the Company’s debt agreements. In connection with the Company’s merger transaction with Ryan’s, the Caxton-Iseman Party received a fee of $16.8 million.
     In October 2000, the Company entered a management agreement with Sentinel Capital Partners, L.L.C., a minority shareholder of Buffets Restaurants Holdings holding approximately 7.1% of the outstanding common stock, under which Sentinel Capital Partners, L.L.C. provides various advisory services to the Company for an annual advisory fee of $200,000. In connection with the Company’s merger transaction with Ryan’s, Sentinel Capital Partners, L.L.C. received a fee of $0.5 million.
     Roe H. Hatlen, a founder of Buffets, Inc. and a current member on the Boards of Directors of Buffets, Inc. and Buffets Holdings, entered into an advisory arrangement with Buffets Holdings on September 28, 2000 (the “Advisory Agreement”), that had an original term expiring in December 2005. On December 13, 2005, the Advisory Agreement was amended to extend the term through June 30, 2006 at an annualized rate of compensation of $200,000. The Advisory Agreement was further amended in July 2006 to extend the term through December 31, 2006 at the same annualized rate of compensation. In addition, Mr. Hatlen is entitled to (1) the use of certain company-provided facilities during the term of the agreement, (2) business expense (including auto expense) reimbursement arrangements during the term of the agreement, and (3) health, welfare, disability and life insurance benefits, on the same basis provided to senior executives of Buffets, Inc. until December 31, 2010. All costs are recognized as incurred in general and administrative expenses in the consolidated statement of operations. The Company and Mr. Hatlen are currently negotiating a further extension to this agreement. Mr. Hatlen holds approximately 6.3% of the outstanding common stock of Buffets Restaurants Holdings, the parent company of Buffets Holdings. In connection with the Company’s merger transaction with Ryan’s, Mr. Hatlen received a fee of $0.5 million.
13. Commitments and Contingencies
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

     In November 2002, a lawsuit was filed in the United States District Court, Middle District of Tennessee, Nashville Division, on behalf of three plaintiffs alleging various wage and hour violations by Ryan’s of the Fair Labor Standards Act of 1938. The plaintiffs’ attorneys sought collective-action status for the case. In October 2003, the presiding judge denied Ryan’s request to enforce the arbitration agreements signed by the plaintiffs and also ordered Ryan’s to turn over certain employee addresses to the plaintiffs’ attorneys. Ryan’s appealed that decision. As part of the appeal process, the presiding judge stayed the order regarding the employee addresses. In March 2005, the Sixth Circuit Court of Appeals affirmed the ruling that denied enforcement of the arbitration issue, and in June 2005, the presiding judge ordered that notices be sent to potential class members, thereby approving collective-action status for the lawsuit. In July 2005, Ryan’s began negotiations with the plaintiffs’ attorney towards a settlement, and, in April 2006, the presiding judge issued an order approving the terms of a settlement. Claim notices were sent to class members in May 2006, and, based upon the number of claims received by the claims administrator, Ryan’s believes that the total settlement will reach the maximum level of $14.4 million, per the settlement agreements. In order to fully accrue this amount, prior to the merger, Ryan’s charged $8.4 million to general and administrative expenses in the second quarter of its fiscal 2006. Other charges related to this lawsuit were accrued during the second and fourth quarters of its fiscal 2005, amounting to $5 million and $1 million, respectively.
     In June 2006, a lawsuit was filed in the Berkeley County (West Virginia) circuit court on behalf of three plaintiffs alleging wage and hour violations similar to the Tennessee collective-action case described in the preceding paragraph. This case seeks class-action status, but pertains only to West Virginia employees who worked for Ryan’s during the five years ending July 2006. This case has been removed to federal court, and a motion to dismiss and petition to compel arbitration is pending. Ryan’s is defending this matter vigorously. Ryan’s is unable to determine the impact, if any, of this case on its consolidated financial statements.
     On July 28, 2006, a putative shareholder class action, Marjorie Fretwell v. Ryan’s Restaurant Group, Inc. et. al. Case No. 06-CP-23-4828, was filed against Ryan’s and its directors in the Greenville County, South Carolina Circuit Court. The complaint alleges that each of the directors of Ryan’s individually breached the fiduciary duties owing to the Ryan’s shareholders by voting to approve the merger agreement and alleges that Ryan’s aided and abetted such alleged breach of fiduciary duties. The complaint seeks, among other relief, the court’s designation of class action status, a declaration that entry into the merger agreement was in breach of the defendant’s fiduciary duties and therefore was unlawful and unenforceable, and entry of an order enjoining the defendants from taking further action to consummate the proposed merger.
     Ryan’s considers the Shareholder Action to be without merit. Ryan’s has, however, concluded that settling the Shareholder Action is advisable in order to avoid the expenses and distractions associated with litigation. Accordingly, subject to Court approval, Ryan’s has reached an agreement in principle with Plaintiff’s counsel to resolve the litigation by responding to certain allegations in the Amended Complaint with the information set forth in a Ryan’s Form 8-K filed on September 29, 2006. Although the Plaintiff believes the information is material, Ryan’s does not consider any of such information to be material to the Merger or otherwise, and included such information in its Form 8-K solely in connection with the settlement of the Shareholder Action. This settlement is pending Court approval.
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
     The following is a schedule of future minimum lease payments required under noncancelable operating leases (including the impacts of the sale-leaseback transactions discussed in Note 6) as of December 13, 2006 (in thousands):

2007	$56,320
2008	112,175
2009	109,708
2010	104,212
2011	98,113
Thereafter	1,339,290

Total future minimum lease payments	$1,819,818

     Aggregate future minimum payments have not been reduced by future minimum sublease rentals of approximately $13.6 million.

     Certain of these leases require additional rent based on a percentage of net sales and may require additional payments for real estate taxes and common area maintenance on the properties. Many of these leases also contain renewal options exercisable at the election of the Company. Under the provisions of certain leases, there are escalations in payments over the base lease term as well as renewal periods which have been reflected in rent expense on a straight-line basis over the life of the anticipated terms. Differences between minimum lease payments and straight-line rent expense are reflected as deferred lease obligations in the accompanying consolidated balance sheets.
Rent expense was as follows (in thousands):

	For the	For the 24
	Year Ended	Weeks Ended
	June 28,	December 13,
	2006	2006
Minimum rents	$50,192	$30,316
Contingent rents	3,708	1,687
Less: Sublease rents	(2,357)	(1,156)
Deferred rents	1,123	2,068
Percentage rents	2,296	1,082

	$54,962	$33,998

     The sale-leaseback leases (see Note 6) are subject to customary default provisions, including payment defaults under the leases, misrepresentations, failure to maintain insurance required under the leases, failure to comply with the other terms of the leases (subject to notice thereof and the opportunity to cure such failures), certain events of bankruptcy, insolvency or reorganization of the tenant, breaches of the guaranty by the guarantor, failure to provide certain financial information or documents, breach of tenant’s obligation not to reopen a replaced property for a two year period, and in some cases the failure to maintain certain financial requirements. The sale-leaseback leases include customary assignment and sublease provisions and restrictions. Buffets, Inc. has guaranteed performance under the leases.
14. Condensed Consolidating Financial Statements
     The following unaudited condensed consolidating financial statements are presented pursuant to Rule 3-10 of Regulation S-X. Buffets, Inc. is an issuer (the “Subsidiary Issuer”) of 12 1/2% Senior Notes that are fully and unconditionally guaranteed by its parent, Buffets Holdings (the “Parent”), as well as each of its current and future domestic subsidiaries including HomeTown Buffet, Inc., OCB Restaurant Company, LLC, OCB Purchasing Co., Tahoe Joe’s, Inc., Buffets Leasing Company, LLC, HomeTown Leasing Company, LLC, OCB Leasing Company, LLC, Tahoe Joe’s Leasing Company, LLC, Ryan’s Restaurant Group, Inc., Big R Procurement Company, LLC, Fire Mountain Restaurants, LLC, Ryan’s Restaurant Leasing Company, LLC, Ryan’s Restaurant Management Group, LLC, Fire Mountain Leasing Company, LLC and Fire Mountain Management Group, LLC (collectively, the “Subsidiary Guarantors”). All guarantees are joint and several and Buffets, Inc. and the subsidiary guarantors are 100% owned by Buffets Holdings.
     There are certain restrictions on the ability of the Company to obtain funds from its subsidiaries. Pursuant to the terms of the Company’s debt agreements, the Company and its subsidiaries have restrictions on their ability to make certain payments. The types of payments that are restricted include dividends or other equity distributions to equity holders, payments to repurchase the Company’s capital stock, repayment of subordinated debt prior to scheduled repayment or maturity and certain investments (collectively referred to as “Restricted Payments”). The restrictions do not allow the Company and its subsidiaries, directly or indirectly, to make a Restricted Payment if at the time the Company or a subsidiary makes such Restricted Payment: (1) a default has occurred and is continuing, (2) certain debt covenant ratios of the Company exceed a specified threshold, or (3) the aggregate amount of such Restricted Payment and all other Restricted Payments exceeds certain thresholds.

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
As of December 13, 2006

		Subsidiary	Subsidiary
	Parent	Issuer	Guarantors	Eliminations	Consolidated
	(Unaudited)
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$37	$365	$7,818	$—	$8,220
Receivables	9,035	910	806,594	(808,617)	7,922
Inventories	—	846	31,376	—	32,222
Prepaid expenses and other current assets	—	2,551	10,917	—	13,468
Assets held for sale	—	—	47,411	—	47,411
Deferred income taxes	64	7,784	7,320	—	15,168

Total current assets	9,136	12,456	911,436	(808,617)	124,411
PROPERTY AND EQUIPMENT, net	—	4,283	239,323	—	243,606
GOODWILL, net	—	12,780	542,881	—	555,661
DEFERRED INCOME TAXES	6,140	40,915	(38,504)	—	8,551
OTHER ASSETS, net	70	479,414	(287,557)	(134,791)	57,136

Total assets	$15,346	$549,848	$1,367,579	$(943,408)	$989,365

LIABILITIES AND SHAREHOLDER’S EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	—	848,577	20,193	(809,188)	59,582
Accrued liabilities	—	38,154	76,479	—	114,633
Income taxes payable	16,305	37,892	(11,250)	—	42,947
Short-term debt	—	374	15,876	—	16,250
Current maturities of long-term debt	—	91	3,884	—	3,975

Total current liabilities	16,305	925,088	105,182	(809,188)	237,387
LONG-TERM DEBT, net of current maturities	—	18,999	807,026	—	826,025
DEFERRED LEASE OBLIGATIONS	—	2,128	26,472	—	28,600
OTHER LONG-TERM LIABILITIES	—	2,960	13,620	—	16,580

Total liabilities	16,305	949,175	952,300	(809,188)	1,108,592

COMMITMENTS AND CONTINGENCIES
SHAREHOLDER’S EQUITY (DEFICIT)
Common stock	31	—	—	—	31
Additional paid in capital	5	82,311	196,733	(279,044)	5
Retained earnings (accumulated deficit)	(995)	(481,638)	218,546	144,824	(119,263)

Total shareholder’s equity (deficit)	(959)	(399,327)	415,279	(134,220)	(119,227)

Total liabilities and shareholder’s equity (deficit)	$15,346	$549,848	$1,367,579	$(943,408)	$989,365

Condensed Consolidating Statement of Operations
For the Twelve Weeks Ended December 14, 2005

		Subsidiary	Subsidiary
	Parent	Issuer	Guarantors	Eliminations	Consolidated
			(In thousands)
RESTAURANT SALES	$—	$10,095	$208,179	$—	$218,274
RESTAURANT COSTS:
Food	—	3,593	70,608	—	74,201
Labor	—	2,999	60,546	—	63,545
Direct and occupancy	—	1,370	51,448	—	52,818

Total restaurant costs	—	7,962	182,602	—	190,564
ADVERTISING EXPENSES	—	449	9,268	—	9,717
GENERAL AND ADMINISTRATIVE EXPENSES	2	465	9,589	—	10,056
CLOSED RESTAURANT COSTS	—	—	842	—	842
IMPAIRMENT OF ASSETS	—	—	1,350	—	1,350

OPERATING INCOME (LOSS)	(2)	1,219	4,528	—	5,745
INTEREST EXPENSE	2,978	536	8,399	—	11,913
INTEREST INCOME	—	(121)	—	—	(121)
LOSS RELATED TO REFINANCING	—	—	—	—	—
OTHER INCOME	—	(287)	—	—	(287)

INCOME (LOSS) BEFORE INCOME TAXES	(2,980)	1,091	(3,871)	—	(5,760)
INCOME TAX EXPENSE (BENEFIT)	(1,474)	484	(851)	—	(1,841)

Net income (loss)	$(1,506)	$607	$(3,020)	$—	$(3,919)

Condensed Consolidating Statement of Operations
For the Twenty Four Weeks Ended December 14, 2005

		Subsidiary	Subsidiary
	Parent	Issuer	Guarantors	Eliminations	Consolidated
			(In thousands)
RESTAURANT SALES	$—	$20,626	$424,386	$—	$445,012
RESTAURANT COSTS:
Food	—	7,337	141,639	—	148,976
Labor	—	6,099	121,588	—	127,687
Direct and occupancy	—	2,871	103,046	—	105,917

Total restaurant costs	—	16,307	366,273	—	382,580
ADVERTISING EXPENSES	—	783	16,117	—	16,900
GENERAL AND ADMINISTRATIVE EXPENSES	3	932	19,167	—	20,102
CLOSED RESTAURANT COSTS	—	—	1,098	—	1,098
IMPAIRMENT OF ASSETS	—	—	1,350	—	1,350

OPERATING INCOME (LOSS)	(3)	2,604	20,381	—	22,982
INTEREST EXPENSE	5,957	1,069	16,755	—	23,781
INTEREST INCOME	—	(203)	—	—	(203)
LOSS RELATED TO REFINANCING	—	647	—	—	647
OTHER INCOME	—	(484)	—	—	(484)

INCOME (LOSS) BEFORE INCOME TAXES	(5,960)	1,575	3,626	—	(759)
INCOME TAX EXPENSE (BENEFIT)	(2,053)	633	1,456	—	36

Net income (loss)	$(3,907)	$942	$2,170	$—	$(795)

Condensed Consolidating Statement of Operations
For the Twelve Weeks Ended December 13, 2006

		Subsidiary	Subsidiary
	Parent	Issuer	Guarantors	Eliminations	Consolidated
			(Unaudited)
			(In thousands)
RESTAURANT SALES	$—	$10,093	$287,798	$—	$297,891
RESTAURANT COSTS:
Food	—	3,604	99,026	—	102,630
Labor	—	3,045	87,478	—	90,523
Direct and occupancy	—	(1,381)	77,084	—	75,703

Total restaurant costs	—	5,268	263,588	—	268,856
ADVERTISING EXPENSES	—	250	7,472	—	7,722
GENERAL AND ADMINISTRATIVE EXPENSES	2	491	13,792	—	14,285
CLOSED RESTAURANT COSTS			817		817
MERGER INTEGRATION COSTS	—	2,795	279	—	3,074
LOSS ON SALE LEASEBACK TRANSACTION	—	—	2,498	—	2,498

OPERATING INCOME (LOSS)	(2)	1,289	(648)	—	639
INTEREST EXPENSE	1,818	935	14,633	—	17,386
INTEREST INCOME	—	(50)	—	—	(50)
LOSS RELATED TO REFINANCING	18,044	21,998	—	—	40,042
OTHER INCOME	—	(296)	—	—	(296)

INCOME (LOSS) BEFORE INCOME TAXES	(19,864)	(21,298)	(15,281)	—	(56,443)
INCOME TAX EXPENSE (BENEFIT)	(8,936)	(19,114)	(11,329)	—	(21,507)

Net income (loss)	$(28,800)	$(2,184)	$(3,952)	$—	$(34,936)

Condensed Consolidating Statement of Operations
For the Twenty Four Weeks Ended December 13, 2006

		Subsidiary	Subsidiary
	Parent	Issuer	Guarantors	Eliminations	Consolidated
			(Unaudited)
			(In thousands)
RESTAURANT SALES	$—	$20,586	$498,581	$—	$519,167
RESTAURANT COSTS:
Food	—	7,365	171,819	—	179,184
Labor	—	6,119	147,097	—	153,216
Direct and occupancy	—	110	129,079	—	129,189

Total restaurant costs	—	13,594	447,995	—	461,589
ADVERTISING EXPENSES	—	593	14,356	—	14,949
GENERAL AND ADMINISTRATIVE EXPENSES	3	952	23,058	—	24,013
CLOSED RESTAURANT COSTS	—	—	1,559	—	1,559
MERGER INTEGRATION COSTS	—	3,235	279	—	3,514
LOSS ON SALE LEASEBACK TRANSACTIONS	—	—	2,498	—	2,498

OPERATING INCOME (LOSS)	(3)	2,212	8,836	—	11,045
INTEREST EXPENSE	5,455	1,510	23,649	—	30,614
INTEREST INCOME	—	(78)	—	—	(78)
LOSS RELATED TO REFINANCING	18,044	22,241	—	—	40,285
OTHER INCOME	—	(498)	—	—	(498)

INCOME (LOSS) BEFORE INCOME TAXES	(23,502)	(20,963)	(14,813)	—	(59,278)
INCOME TAX EXPENSE (BENEFIT)	6,940	(18,988)	(11,154)	—	(23,202)

Net income (loss)	$(30,442)	$(1,975)	$(3,659)	$—	$(36,076)

Condensed Consolidating Statement of Cash Flows
For the Twenty Four Weeks Ended December 14, 2005

		Subsidiary	Subsidiary
	Parent	Issuer	Guarantors	Eliminations	Consolidated
			(In thousands)
OPERATING ACTIVITIES:
Net income (loss)	$(3,907)	$942	$2,170	$—	$(795)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	1,313	13,298	—	14,611
Amortization of debt issuance costs	163	33	511	—	707
Accretion of original issue discount	5,793	21	337	—	6,151
Impairment of assets	—	—	1,350	—	1,350
Loss on disposal of assets	—	—	287	—	287
Changes in assets and liabilities:
Receivables	—	30,758	(29,294)	(303)	1,161
Inventories	—	(8)	(56)	—	(64)
Prepaid expenses and other current assets	3	3,356	(2,266)	—	1,093
Accounts payable	—	(535)	(402)	—	(937)
Accrued and other liabilities	—	595	3,910	—	4,505
Income taxes payable/refundable	(2,053)	(203)	—	—	(2,256)

Net cash provided by (used in) operating activities	(1)	36,272	(10,155)	(303)	25,813

INVESTING ACTIVITIES:
Purchase of property and equipment	—	(818)	(11,262)	—	(12,080)
Corporate cash advances (payments)	—	(20,834)	20,531	303	—
Collection of notes receivable	—	—	360	—	360
Proceeds from sale (purchase) of other assets	1	—	(888)	—	(887)

Net cash provided by (used in) investing activities	1	(21,652)	8,741	303	(12,607)

FINANCING ACTIVITIES:
Repayment of debt	—	(60)	(948)	—	(1,008)
Purchase of treasury stock	(6)	—	—	—	(6)

Net cash used in financing activities	(6)	(60)	(948)	—	(1,014)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(6)	14,560	(2,362)	—	12,192
CASH AND CASH EQUIVALENTS, beginning of period	49	14,154	6,459	—	20,662

CASH AND CASH EQUIVALENTS, end of period	$43	$28,714	$4,097	$—	$32,854

Condensed Consolidating Statement of Cash Flows
For the Twenty Four Weeks Ended December 13, 2006

		Subsidiary	Subsidiary
	Parent	Issuer	Guarantors	Eliminations	Consolidated
			(Unaudited)
			(In thousands)
OPERATING ACTIVITIES:
Net income (loss)	$(30,442)	$(1,975)	$(3,659)	$—	$(36,076)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	1,244	15,366	—	16,610
Amortization of debt issuance costs	315	21	872	—	1,208
Loss related to refinancing:
Write-off of debt issuance costs	1,992	154	6,540	—	8,686
Refinancing premiums expensed	16,052	358	15,189	—	31,599
Deferred income taxes	—	(711)	(30,185)	—	(30,896)
Accretion of original issue discount	5,315	7	301	—	5,623
Loss on disposal of assets	—	—	425	—	425
Loss on sale leaseback transaction	—	2,498	—	—	2,498
Changes in assets and liabilities:
Receivables	(9,027)	129,479	(122,604)	3,416	1,264
Inventories	—	(1)	196	—	195
Prepaid expenses and other current assets	3	1,512	(392)	—	1,123
Due from parent	(108)	—	108	—	—
Accounts payable	1,877	(7,858)	3,407	—	(2,574)
Accrued and other liabilities	—	(4,731)	(1,478)	—	(6,209)
Income taxes payable/refundable	16,341	30,879	(42,849)	—	4,371

Net cash provided by (used in) operating activities	2,318	150,876	(158,763)	3,416	(2,153)

INVESTING ACTIVITIES:
Proceeds from sale leaseback transactions	—	8,608	—	—	8,608
Issuance of notes receivable to Ryan’s	—	(149,800)	—	149,800	—
Acquisitions, net of liabilities assumed	—	(165,488)	(3,418)	—	(168,906)
Purchase of property and equipment	—	(298)	(14,384)	—	(14,682)
Collection of notes receivable	—	710	—	—	710
Corporate cash advances (payments)	—	396,073	(392,657)	(3,416)	—
Proceeds from purchase of other assets	(174)	(84)	—	—	(258)

Net cash provided by (used in) investing activities	(174)	89,721	(410,459)	146,384	(174,528)

FINANCING ACTIVITIES:
Repayment of previous term loan facility	—	(4,187)	(177,866)	—	(182,053)
Repurchase of 11 1/4% senior subordinated notes	—	(4,158)	(176,620)	—	(180,778)
Repurchase of 13 7/8% senior discount notes	(105,306)	—	—	—	(105,306)
Repayment of Ryan’s debt	—	(145,000)	—	—	(145,000)
Proceeds from new term loan funding	—	12,190	517,810	—	530,000
Proceeds from new revolver facility	—	374	15,876	—	16,250
Proceeds from 12 1/2% senior note issuance	—	6,900	293,100	—	300,000
Debt issuance costs	—	(825)	(35,052)	—	(35,877)
Payment of refinancing premiums	(16,052)	(380)	(16,122)	—	(32,554)
Dividends	119,214	(119,214)	—	—	—
Issuance of notes receivable from parent	—	—	149,800	(149,800)	—

Net cash provided by (used in) financing activities	(2,144)	(254,300)	570,926	(149,800)	164,682

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	(13,703)	1,704	—	(11,999)
CASH AND CASH EQUIVALENTS, beginning of period	37	14,068	6,114	—	20,219

CASH AND CASH EQUIVALENTS, end of period	$37	$365	$7,818	$—	$8,220

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     You should read the following discussion in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report. Unless the context indicates or requires otherwise, (i) the term “Buffets Holdings” refers to Buffets Holdings, Inc.; (ii) the term “Buffets” refers to Buffets, Inc., our principal operating subsidiary; (iii) the terms ”we,” “our,” “ours,” and the “Company” refer to Buffets Holdings, Inc. and its subsidiaries. Some of the statements in the following discussion are forward-looking statements. See “Forward-Looking Statements and Risk Factors.” Historical results will not be indicative of future results due to the consummation of the merger transaction with Ryan’s Restaurant Group, Inc. (“Ryan’s”) and the related refinancing of our indebtedness and Ryan’s indebtedness..
Overview
     We are the nation’s largest buffet restaurant chain and one of the five largest companies in the family dining segment. Our restaurants are principally operated under the names Ryan’s®, Fire Mountain®, Old Country Buffet® and HomeTown Buffet®. As of December 13, 2006, we had 658 company-owned restaurants and eighteen franchised locations in 42 states.

Restaurants operating as of June 28, 2006	338
For the 24 week period ended December 13, 2006:
Restaurants opened	—
Restaurants closed	12
Restaurants acquired	332

Restaurants operating as of December 13, 2006	658
     Buffets was founded in 1983 to develop buffet-style restaurants under the name Old Country Buffet®. In October 1985, Buffets completed its initial public offering and was listed on The NASDAQ National Market. In September 1996, Buffets merged with HomeTown Buffet, Inc., which was developed by one of Buffets’ co-founders and had 80 company-owned HomeTown Buffet® restaurants in eleven states and nineteen franchised restaurants in eight states. In October 2000, Buffets was acquired by Buffets Holdings, a company organized by Caxton-Iseman Capital, Inc., in a buyout from public shareholders. On November 1, 2006, Buffets merged with Ryan’s Restaurant Group, Inc. (“Ryan’s”), the largest publicly traded buffet restaurant operator in the nation with 328 restaurants in 23 states, whereby Ryan’s became a wholly-owned subsidiary of Buffets.
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

•	Restaurant costs reflect only direct restaurant operating costs, including food, labor and direct and occupancy costs. Labor costs include compensation and benefits for both hourly and restaurant management employees. Direct and occupancy costs consist primarily of costs of supplies, maintenance, utilities, rent, real estate taxes, insurance, depreciation and amortization.

•	Advertising expenses reflect all advertising and promotional costs.

•	General and administrative expenses reflect all costs, other than advertising expenses, not directly related to the operation of restaurants. These expenses consist primarily of corporate administrative compensation and overhead, district and regional management compensation and related management expenses and the costs of recruiting, training and supervising restaurant management personnel.

•	Closed restaurant costs represent costs associated with store closure of underperforming restaurants, including, but not limited to lease termination costs and obligations and employee termination costs.

•	Impairment of assets reflects fair market adjustments to the carrying value of long-lived assets, primarily comprised of leasehold improvements and equipment.

•	Merger integration costs represent professional fees and employee travel and expenses related to integration activities associated with the merger with Ryan’s.

•	Loss on sale-leaseback transaction reflects transaction costs and net impairment losses associated with the sale and leaseback of the leasehold interests and leasehold improvements of seven restaurants relating to the November 1, 2006 refinancing.

•	Interest expense reflects interest costs associated with our debt and amortization of debt issuance cost. Interest expense also reflects accretion of original issuance discount on our 11 1/4% senior subordinated notes and 13 7 / 8 % senior discount notes, which were repurchased on November 1, 2006.

•	Interest income reflects interest earned on our short-term investments.

•	Loss related to refinancing for fiscal years 2006 and 2007 represents transaction costs associated with amendments to Buffets’ Amended and Restated Credit Agreement in fiscal year 2006 and repurchasing or redeeming our 11 1/4% senior subordinated notes and 13 7 / 8 % senior discount notes on November 1, 2006.

•	Other income primarily reflects franchise fees earned.

•	Income tax expense (benefit) reflects the current and deferred tax provision (benefit) determined in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.”
Recent Developments
Merger with Ryan’s Restaurant Group, Inc.
     On November 1, 2006, Buffets and Ryan’s, a South Carolina corporation, announced that we completed the previously announced merger of Buffets Southeast, Inc., a South Carolina corporation and wholly owned subsidiary of Buffets and Ryan’s in a cash transaction valued at approximately $834.0 million, including debt that was repaid at closing. Pursuant to the Agreement and Plan of Merger, dated as of July 24, 2006, by and among Buffets, Ryan’s and Buffets Southeast, Inc. (the “Merger Agreement”), Buffets Southeast, Inc. merged with and into Ryan’s, with Ryan’s remaining as the surviving corporation (the “Merger”). As a result of the Merger, Ryan’s became a wholly-owned subsidiary of Buffets, Inc., headquartered in Eagan, Minnesota, now operates 658 restaurants in 39 states, principally under the Ryan’s®, Fire Mountain®, Old Country Buffet® and HomeTown Buffet® brands. Ryan’s operates as a separate division of Buffets and continues to be based in Greer, South Carolina.

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
     In conjunction with the Merger, Buffets refinanced its outstanding indebtedness by:
•	securing a new $640.0 million senior secured credit agreement (the “Credit Facility”) comprised of (i) a $530.0 million senior secured term loan facility (the “Term Facility”), (ii) a $40.0 million senior secured revolving credit facility (the “Revolving Facility”), and (iii) a $70.0 million senior secured pre-funded synthetic letter of credit facility (the “Synthetic Letter of Credit Facility”), and

•	issuing $300.0 million of its 12 1/2% Senior Notes due 2014 (the “12 1/2% Senior Notes”) pursuant to an indenture, dated as of November 1, 2006 (the “Indenture”).
     Buffets used the proceeds of (i) $530.0 million from borrowings under the Term Facility, (ii) $5.0 million from borrowings under the Revolving Facility, (iii) $300.0 million from the issuance of its 12 1/2% Senior Notes, (iv) $566.8 million from the sale-leaseback transaction whereby it sold the land (or, in certain cases, underlying ground leases) and related improvements with respect to approximately 275 Ryan’s restaurants and seven Buffets restaurants and simultaneously leased the properties back, (the “Sale Leaseback Transaction”) and approximately (v) $9.0 million of cash on hand to:
•	pay $704.6 million to purchase the outstanding shares of Ryan’s common stock,

•	repay $146.9 million of Ryan’s outstanding debt (including accrued interest and breakage fees),

•	repay $196.4 million of existing indebtedness of Buffets, Inc. under its existing credit facility (including accrued interest and breakage fees),

•	repurchase $195.3 million of Buffets’ 11 1/4% senior subordinated notes (including accretion of original issue discount and early redemption premiums),

•	repurchase $121.5 million of Buffets Holdings’ 13 7/8 % senior discount notes (including accretion of original issue discount and early redemption premiums), and

•	pay approximately $46.1 million for transaction fees and expenses.
     In addition to the fees and expenses paid at closing, the Company incurred approximately $31.2 million of transaction closing fees and expenses that were paid subsequent to the transaction close date.
     In the Sale Leaseback Transaction, Buffets and Ryan’s, as applicable, conveyed the land (or, in certain cases, underlying ground leases) and related improvements with respect to those properties to the buyer/lessor, and each simultaneously leased those properties back pursuant to unitary and individual leases, each for an initial lease term of approximately 20 years, with four renewal terms of five years, except with respect to ground lease sites. The purchase price for the portfolio of sale-leaseback properties was approximately $566.8 million. The annual net rent payable under the leases is equal to the purchase price multiplied by a 10.15% cap rate, subject to annual increases of two times the Consumer Price Index, as defined therein, (but in no event greater than 2%), and, if the term of the leases are renewed, subject to further increases during some of the renewal terms based upon the then current fair market rental value. See Note 6 for further discussion of the Sale-Leaseback Transaction.
     See “Liquidity and Capital Resources” elsewhere in this report for further discussion of the new debt agreements consummated in conjunction with the Merger.
Litigation Challenging the Merger
     On July 28, 2006, a putative shareholder class action, Marjorie Fretwell v. Ryan’s Restaurant Group, Inc. et. al. Case No. 06-CP-23-4828, was filed against Ryan’s and its directors in the Greenville County, South Carolina Circuit Court. The complaint alleges that each of the directors of Ryan’s individually breached the fiduciary duties owing to the Ryan’s shareholders by voting to approve the merger agreement and alleges that Ryan’s aided and abetted such alleged breach of fiduciary duties. The complaint seeks, among other relief, the court’s designation of class action status, a declaration that entry into the merger agreement was in breach of the defendant’s fiduciary duties and therefore was unlawful and unenforceable, and entry of an order enjoining the defendants from taking further action to consummate the proposed merger.
     Ryan’s considers the Shareholder Action to be without merit. Ryan’s has, however, concluded that settling the Shareholder Action is advisable in order to avoid the expenses and distractions associated with litigation. Accordingly, subject to Court approval, Ryan’s has reached an agreement in principle with Plaintiff’s counsel to resolve the litigation by responding to certain allegations in the Amended Complaint with the information set forth in a Ryan’s Form 8-K filed on September 29, 2006. Although the Plaintiff believes the information is material, Ryan’s does not consider any of such information to be material to the Merger or otherwise, and included such information in its Form 8-K solely in connection with the settlement of the Shareholder Action. This settlement is pending Court approval.
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
     If a restaurant is determined to be impaired, the loss is measured as the amount by which the carrying amount of the restaurant exceeds its fair value. Fair value is based on quoted market prices in active markets, if available. If quoted market prices are not available, we generally measure fair value by discounting estimated future cash flows. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. Accordingly, actual results could vary significantly from such estimates. There were no impairment charges during the first 24 weeks of fiscal 2006 and 2007.
Goodwill
     We test the recoverability of goodwill annually or whenever events or circumstances indicate that the carrying amount may not be recoverable. Goodwill is deemed to be impaired if the fair value of a reporting unit is less than its carrying value. If goodwill is determined to be impaired, the loss is measured as the amount by which the carrying amount of a reporting unit’s goodwill exceeds its implied fair value. The fair value of a reporting unit is an estimate based on assumptions regarding its future cash flows. In the event that these assumptions change in the future, we may be required to record impairment charges related to our goodwill. No impairment charges were recorded in the first 24 weeks of fiscal years 2006 and 2007.
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

Closed Restaurant Reserve
     We maintain a closed restaurant reserve for restaurants that are no longer being utilized in current operations. The closed restaurant costs are principally comprised of our estimates of lease termination costs and obligations, net of sublease and other cash receipts, and employee termination costs. Many factors including the local business environment, other available lease sites, the ability to secure subleases, the creditworthiness of subtenants, and our success at negotiating early termination agreements with lessors are considered in establishing the accruals. Adjustments to the reserve primarily relate to changes in subtenant income or actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which the changes become known. The store closing reserve (current and noncurrent in aggregate) was $2.8 million and $1.9 million as of June 28, 2006 and December 13, 2006, respectively.
     We closed five underperforming Old Country Buffet® restaurants in the twenty four week period ended December 13, 2006. Cash charges were incurred related to these restaurant closures of approximately $1.2 million. These charges included approximately $1.0 million related to lease termination costs and obligations, $0.1 million related to employee termination costs and $0.1 million related to other associated costs. Non-cash charges related to these closures were approximately $0.2 million. These charges were expensed as incurred pursuant to SFAS 146 and are recorded in “closed restaurant costs” in the consolidated statements of operations. In addition, we closed six Ryan’s® restaurants and one Fire Mountain® restaurant between November 1, 2006 (acquisition date) and December 13, 2006. Charges related to these seven restaurants were charged to goodwill pursuant to EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” See Note 10 to the condensed consolidated financial statements elsewhere in this report for further discussion of our merger with Ryan’s.
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
Gift Cards
     We sell plastic gift cards and paper gift certificates to our customers. Proceeds from the sale of gift cards/certificates are initially recorded as a liability when received. Revenues from the sale of gift cards at our restaurants are recognized upon redemption. In estimating the related gift card liability, we analyze historical trends to derive our estimates of future gift card redemption patterns. The assumptions and activity are closely monitored for changes in escheatment laws and redemption patterns. We adjust our gift card liability based on historical and expected non-redemption trends. These adjustments are classified within direct and occupancy costs in our consolidated statements of operations. Our gift card/certificate liability was $4.0 million and $6.2 million as of June 28, 2006 and December 13, 2006, respectively.
Share Based Compensation
     We are a nonpublic entity, as defined by Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options based on estimated fair value on the grant date.
     For purposes of determining the estimated fair value of share-based payment awards on the date of grant under SFAS 123(R), we use the Black-Scholes option-pricing model (“Black-Scholes Model”). The Black-Scholes Model requires the input of certain assumptions that involve judgment. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect the fair value estimates, the available option pricing models may not provide a reliable single measure of the fair value of our employee stock options. We are unable to reasonably estimate the fair value of its equity awards and similar instruments because it is not practicable for us to estimate the expected volatility of its share price. Therefore, we calculate volatility based using the historical volatility of publicly traded companies within the family dining segment of the restaurant industry in order to determine the estimated fair value of our equity awards. SFAS 123(R) refers to this method as the calculated value method of estimating fair value.
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
     There was no financial statement impact associated with the adoption of SFAS 123(R) and we did not recognize or record any share-based compensation for the twelve-week or twenty-four week period ending December 13, 2006.
Lease Accounting
     We are obligated under various lease agreements for certain restaurants. We recognize rent expense on a straight-line basis over the expected lease term. Within the provisions of certain of our leases, there are rent holidays and/or escalations in payments over the base lease term, as well as renewal periods. The effects of the holidays and escalations have been reflected in rent expense on a straight-line basis over the expected lease term, which includes cancelable option periods when failure to exercise such options would result in an economic penalty to the Company. The lease term commences on the date when we have the right to control the use of the leased property, which is typically before rent payments are due under the terms of the lease. The consolidated financial statements reflect the same lease term for amortizing leasehold improvements as we use to determine capital versus operating lease classifications and in calculating straight-line rent expense for each restaurant. Percentage rent expense is generally based upon sales levels and is accrued at the point in time we determine that it is probable that such sales levels will be achieved. Our judgments related to the probable term for each restaurant affect the classification and accounting for leases as capital versus operating, the rent holidays and escalation in payments that are included in the calculation of straight-line rent and the term over which leasehold improvements for each restaurant facility are amortized. These judgments may produce materially different amounts of depreciation, amortization and rent expense than would be reported if different assumed lease terms were used.
Merger Integration Costs
     We incurred approximately $21.7 million in transaction and merger integration costs as of December 13, 2006. Acquisition costs of approximately $18.2 million are recorded as a component of the purchase price in the condensed consolidated balance sheets pursuant to Statement of Financial Accounting Standards No. 141, “Business Combinations.” Merger integration costs of approximately $3.5 million have been expensed as incurred and are recorded in “merger integration costs” in the condensed consolidated statements of operations.
Results of Operations
     The following discussion reflects our historical results for the 12-week periods ended December 14, 2005 and December 13, 2006. Our operating results include the impact of Ryan’s operations from November 1, 2006, the merger date, to December 13, 2006 and the impact of the related refinancing of our indebtedness and Ryan’s indebtedness. Our future results may not be consistent with our historical results. The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report.

	Twelve Weeks Ended
	December 14,	December 13,
	2005	2006
	(dollars in thousands)
Significant items that impacted results of operations:
Closed restaurant costs (1)	$842	$817
Impairment of assets (2)	1,350	—
Merger integration costs (3)	—	3,074
Loss on sale leaseback transactions (4)	—	2,498
Loss related to refinancing (5)	—	40,042

(1)	Closed restaurant costs were approximately $0.8 million for both the second quarter of fiscal 2007 and the second quarter of fiscal 2006. We closed nine underperforming restaurants in the twelve-week period ended December 13, 2006. Charges related to seven restaurants were treated as a liability assumed pursuant to EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” See Note 10 to the condensed consolidated financial statements elsewhere in this report for further discussion of our merger with Ryan’s. For the remaining two restaurants, cash charges were incurred related to these restaurant closures of approximately $0.2 million. These charges included approximately $0.1 million related to lease termination costs and obligations and $0.1 million related to employee termination costs and other associated costs. In addition, non-cash charges related to these closures were approximately $0.1 million. The remaining charges of approximately $0.5 million relate to changes in reserve estimates related to previously closed stores, terminations of sublease agreements and other related costs. We closed two stores in the comparable prior year period.

(2)	During the second quarter of fiscal 2006, we recognized a loss of approximately $1.4 million related to impairments of the carrying value of our long-lived assets for sixteen under-performing restaurants.

(3)	Merger integration costs represent professional fees and employee travel and expenses related to integration activities associated with the merger with Ryan’s.

(4)	During the second quarter of fiscal 2007, we entered into a sale-leaseback transaction whereby we transferred our leasehold interests and leasehold improvements with respect to seven restaurants to a third party for net proceeds of approximately $8.4 million. We simultaneously entered into long-term leases for those restaurants with an aggregate initial annual rent of approximately $0.9 million. In connection with this sale-leaseback transaction, we recorded a loss of approximately $2.5 million primarily to reflect the impairment of certain of the properties for which the net proceeds were less than the book value of the leasehold assets. In addition, the net proceeds for certain of the properties were greater than the book value of the leasehold assets resulting in a deferred gain of approximately $0.9 million. The deferred gain will be accreted over the life of the respective restaurant leases, ranging from 19 to 21 years.

(5)	On November 1, 2006, due to the merger with Ryan’s, we refinanced our long-term debt. In connection with this refinancing, we wrote off approximately $30.6 million of cumulative debt discount related to our senior subordinated notes and senior discount notes and approximately $8.7 million of debt issuance costs related to the predecessor Credit Facility, senior subordinated notes and senior discount notes. The remaining charges represent transaction fees.
          The following table sets forth our results of operations based on the percentage relationship of the items listed to our restaurant sales during the periods shown:

	Twelve Weeks Ended
	December 14, 2005		December 13, 2006
		(dollars in thousands)
Restaurant sales	$218,274	100.0%	$297,891	100.0%
Restaurant costs	190,564	87.3	268,856	90.3
Advertising expenses	9,717	4.5	7,722	2.6
General and administrative expenses	10,056	4.6	14,285	4.8
Closed restaurant costs	842	0.4	817	0.3
Impairment of assets	1,350	0.6	—	—
Merger integration costs	—	—	3,074	1.0
Loss on sale leaseback transactions	—	—	2,498	0.8

Operating income	5,745	2.6	639	0.2
Interest expense	11,913	5.5	17,386	5.8
Interest income	(121)	(0.1)	(50)	(0.0)
Loss related to refinancing	—	—	40,042	13.4
Other income	(287)	(0.1)	(296)	(0.1)

Loss before income taxes	(5,760)	(2.6)	(56,443)	(18.9)
Income tax expense (benefit)	(1,841)	(0.8)	(21,507)	(7.2)

Net loss	$(3,919)	(1.8)	$(34,936)	(11.7)

Certain percentage amounts do not sum to total due to rounding.
     Restaurant Sales. Restaurant sales increased $79.6 million, or 36.5%, during the twelve weeks ended December 13, 2006 over the comparable prior year period, primarily due to the merger with Ryan’s. Excluding Ryan’s restaurant sales, restaurant sales decreased $5.2 million, or 2.4%, during the second quarter of fiscal 2007. Average weekly sales for the second quarter of fiscal 2007 decreased approximately 3.8% over the comparable prior year period to $49,545. The degradation in average weekly sales reflects the merger with Ryan’s, whose restaurants typically have lower average weekly sales results.
     Same-store sales for the second quarter of fiscal 2007 decreased by 0.2% for the Buffets brand restaurants, which include the Old Country Buffet® and HomeTown Buffet® brands, as compared to the prior year. This decrease was primarily attributable to a 2.8% increase in average check, offset by a 3.0% decline in guest traffic. Same store sales on a pro forma basis for the second quarter for the Ryan’s brand restaurants, which include the Ryan’s® and Fire Mountain® brands for the entire twelve week period decreased by 6.1% as compared to the prior year.

This decrease was primarily attributable to a 0.5% increase in average check, offset by a 6.6% decline in guest traffic. Same stores sales calculations reflect those restaurants that have been in operation for at least eighteen operating periods.
     Restaurant Costs. Restaurant costs for the second quarter of fiscal 2007 increased $78.3 million, or 41.1%, over the comparable prior year period, primarily due to the merger with Ryan’s. Restaurant costs as a percentage of sales increased by 300 basis points compared with the comparable prior year period. Excluding the restaurants acquired in the merger with Ryan’s, restaurant costs increased 40 basis points as a percentage of sales for the second quarter of fiscal 2007 compared with the prior year period.
     Total food costs increased $28.4 million, or 38.3%, during the twelve weeks ended December 13, 2006 over the comparable prior year period, primarily due to the merger with Ryan’s. Food costs as a percentage of sales are consistent for the restaurants acquired in the merger and our existing buffet restaurants. Food costs increased 50 basis points as a percentage of sales during the second quarter of fiscal 2007 as compared to the prior year period primarily due to our shrimp offerings. Our steak costs have improved over the comparable prior year period, however, we are experiencing higher shrimp costs due to the increased frequency of our shrimp offerings. We expanded the frequency of our shrimp offerings in the third and fourth quarters of fiscal 2006 and we have continued to offer shrimp more frequently in the first two quarters of fiscal 2007 compared with the prior year.
     Labor costs increased $27.0 million, or 42.4%, during the twelve weeks ended December 31, 2006 over the comparable prior year period, primarily due to the merger with Ryan’s. Labor costs increased 130 basis points as a percentage of sales during the second quarter of fiscal 2007 as compared to the prior year period, primarily due to a higher labor complement in the Ryan’s system than our historical average labor complement. Excluding the restaurants acquired in the Ryan’s merger, labor costs increased 20 basis points as a percentage of sales, primarily due to modest wage inflation.
     Direct and occupancy costs increased $22.9 million, or 43.3%, during the twelve weeks ended December 31, 2006 over the comparable prior year period, primarily due to the merger with Ryan’s. Direct and occupancy costs increased by 120 basis points as a percentage of sales primarily due to tightened sales leverage. Excluding the restaurants acquired in the merger with Ryan’s, direct and occupancy costs declined 20 basis points as a percentage of sales for the second quarter of fiscal 2007 compared to the prior year period.
     Advertising Expenses. Advertising costs decreased $2.0 million during the second quarter of fiscal 2007 versus the comparable quarter in the prior year, or 190 basis points as a percentage of sales. In the comparable quarter in the prior year, we elevated our marketing efforts in conjunction with the systemwide rollout of steak offerings. In the current year, we returned to a more normalized level of advertising spend. Historically, Ryan’s did not incur significant media advertising expenditures so the inclusion of Ryan’s sales with little advertising spend significantly improved the sales leverage of this cost category. We intend to expand our advertising plan to include Ryan’s going forward.
     General and Administrative Expenses. General and administrative expenses increased $4.2 million, or 42.1%, during the twelve weeks ended December 31, 2006, primarily due to the merger with Ryan’s. General and administrative expenses increased 20 basis points as a percentage of sales during the second quarter of fiscal 2007 as compared to the comparable period in the prior year, due to tightened sales leverage.
     Interest Expense. Interest expense increased $5.5 million, or 30 basis points as a percentage of sales, during the second quarter of fiscal 2007 versus the comparable prior year period primarily due to higher interest rates on our term loans and higher accreted balances of our senior subordinated and senior discount notes for the first six weeks of the quarter, as well as the significant increase in our long-term debt balances as the result of our debt refinancing on November 1, 2006.
     Income Taxes. Income tax benefit increased 640 basis points as a percentage of sales for the twelve weeks ended December 13, 2006 compared to the twelve weeks ended December 14, 2005, principally due to an increase in loss before income taxes. The increase in the projected annualized effective tax rate was largely attributable the expiration of Working Opportunities Tax Credits (“WOTC”) and other related tax credits on December 31, 2005. Although the U.S. Congress retroactively renewed these tax credits, this renewal was signed into law subsequent to the end of our second fiscal quarter. As such, the annualized effective tax rate applied to our second quarter pretax income does not include these tax credits.
The following discussion reflects our historical results for the 24-weeks ended December 14, 2005 and December 13, 2006. Our operating results include the impact of Ryan’s operations from November 1, 2006, the merger date, to December 13, 2006 and the impact of the related refinancing of our indebtedness and Ryan’s indebtedness. Our future results may not be consistent with our historical results. The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report.

	Twenty Four Weeks Ended
	December 14,	December 13,
	2005	2006
	(dollars in thousands)
Significant items that impacted results of operations:
Closed restaurant costs (1)	$1,098	$1,559
Impairment of assets (2)	1,350	—
Merger integration costs (3)	—	3,514
Loss on sale leaseback transactions (4)	—	2,498
Loss related to refinancing (5)	647	40,285

(1)	Closed restaurant costs were $1.6 million during the first half of fiscal 2007 as compared to $1.1 million for the comparable prior year period. The increase was due in large part due to the closure of twelve under performing restaurants in the first twenty-four weeks of fiscal 2007 compared with two store closures in the comparable prior year period. The Company closed twelve underperforming restaurants in the twenty four week period ended December 13, 2006. Charges related to seven restaurants were treated as a liability assumed pursuant to EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” See Note 10 to the condensed consolidated financial statements elsewhere in this report for further discussion of the Company’s merger with Ryan’s. For the remaining five restaurants, cash charges were incurred related to these restaurant closures of approximately $1.1 million. These charges included approximately $0.9 million related to lease termination costs and obligations, $0.1 million related to employee termination costs and $0.1 million related to other associated costs. In addition, non-cash charges related to these closures were approximately $0.2 million. The remaining charges of approximately $0.3 million relate to the termination of sublease agreements and other related costs.

(2)	During the first twenty four weeks of fiscal 2006, we recognized a loss of approximately $1.4 million related to impairments of the carrying value of our long-lived assets for sixteen under-performing restaurants.

(3)	Merger integration costs represent professional fees and employee travel and expenses related to integration activities associated with the merger with Ryan’s

(4)	During the first twenty four weeks of fiscal 2007, we entered into a sale-leaseback transaction whereby we transferred our leasehold interests and leasehold improvements with respect to seven restaurants to a third party for net proceeds of approximately $8.4 million. We simultaneously entered into long-term leases for those restaurants with an aggregate initial annual rent of approximately $0.9 million. In connection with this sale-leaseback transaction, we recorded a loss of approximately $2.5 million primarily to reflect the impairment of certain of the properties for which the net proceeds were less than the book value of the leasehold assets. In addition, the net proceeds for certain of the properties were greater than the book value of the leasehold assets resulting in a deferred gain of approximately $0.9 million. The deferred gain will be accreted over the life of the respective restaurant leases, ranging from 19 to 21 years.

(5)	Effective as of July 28, 2005, we entered into Amendment No. 1, dated as of April 6, 2005, to Buffets, Inc.’s Amended and Restated Credit Agreement, dated as of February 20, 2004. In conjunction with this amendment, we incurred $0.6 million in transaction fees during the first quarter of fiscal 2006. On November 1, 2006, due to the merger with Ryan’s, we refinanced our long-term debt. In connection with this refinancing, we wrote off approximately $30.6 million of cumulative debt discount related to our senior subordinated notes and senior discount notes and approximately $8.7 million of debt issuance costs related to the predecessor Credit Facility, senior subordinated notes and senior discount notes. The remaining charges represent transaction fees.
The following table sets forth our results of operations based on the percentage relationship of the items listed to our restaurant sales during the periods shown:

	24 Weeks Ended
	December 14, 2005		December 13, 2006
		(dollars in thousands)
Restaurant sales	$445,012	100.0%	$519,167	100.0%
Restaurant costs	382,580	86.0	461,589	88.9
Advertising expenses	16,900	3.8	14,949	2.9
General and administrative expenses	20,102	4.5	24,013	4.6
Closed restaurant costs	1,098	0.2	1,559	0.3
Impairment of assets	1,350	0.3	—	—
Merger integration costs	—	—	3,514	0.7
Loss on sale leaseback transactions	—	—	2,498	0.5

Operating income	22,982	5.2	11,045	2.1
Interest expense	23,781	5.3	30,614	5.9

	24 Weeks Ended
	December 14, 2005		December 13, 2006
		(dollars in thousands)
Interest income	(203)	—	(78)	0.0
Loss related to refinancing	647	0.1	40,285	7.8
Other income	(484)	(0.1)	(498)	(0.1)

Loss before income taxes	(759)	(0.2)	(59,278)	(11.4)
Income tax expense (benefit)	36	—	(23,202)	(4.5)

Net loss	$(795)	(0.2)	$(36,076)	(6.9)

          Certain percentage amounts do not sum to total due to rounding.
     Restaurant Sales. Restaurant sales for the 24 weeks ended December 13, 2006 increased $74.2 million, or 16.7%, compared with the 24 weeks ended December 14, 2005, primarily due to the merger with Ryan’s. Excluding the restaurants acquired in the merger with Ryan’s, restaurant sales declined $10.7 million, or 2.4%, during the first 24 weeks of fiscal 2007. Average weekly sales for the first 24 weeks of fiscal 2007 of $51,578 were 1.7% lower than the comparable prior year period. The degradation in average weekly sales reflects the merger with Ryan’s, whose restaurants typically have lower average weekly sales results.
     Same-store sales for the first 24 weeks of fiscal 2007 decreased by 0.1% for the Buffets brand restaurants, which include the Old Country Buffet® and HomeTown Buffet® brands, as compared to the prior year. This decrease was primarily attributable to a 2.9% increase in average check, offset by a 3.0% decline in guest traffic. Same store sales on a pro forma basis for the first two quarters of fiscal 2007 for the Ryan’s brand restaurants, which include the Ryan’s® and Fire Mountain® brands for the entire 24 week period decreased by 4.3% as compared to the prior year. This decrease was primarily attributable to a 1.4% increase in average check, offset by a 5.7% decline in guest traffic. Same stores sales calculations reflect those restaurants that have been in operation for at least eighteen operating periods.
     Restaurant Costs. Restaurant costs for the first twenty four weeks of fiscal 2007 increased $30.2 million, or 20.3%, primarily due to the merger with Ryans. Restaurant costs as a percentage of sales increased 290 basis points compared with the comparable prior year period. Excluding the restaurants acquired in the merger with Ryan’s, restaurant costs increased 140 basis points as a percentage of sales for the same time period.
     Food costs increased $30.2 million, or 20.3%, during the first 24 weeks of fiscal 2007 primarily due to the merger with Ryan’s. Food costs as a percentage of sales are consistent for the restaurants acquired in the merger and our existing buffet restaurants. Food costs increased 100 basis points as a percentage of sales during the second quarter of fiscal 2007 as compared to the prior year period primarily due to our shrimp offerings. Our steak costs have improved over the comparable prior year period, however, we are experiencing higher shrimp costs due to the increased frequency of our shrimp offerings. We expanded the frequency of our shrimp offerings in the third and fourth quarters of fiscal 2006 and we have continued to offer shrimp more frequently in the first two quarters of fiscal 2007 compared with the prior year.
     Labor costs increased $25.5 million, or 20.0%, during the first 24 weeks in fiscal 2007 primarily due to the merger with Ryan’s. Labor costs increased 80 basis points as a percentage of sales than those experienced in the comparable prior year period primarily due to a higher labor complement in the Ryan’s system than our historical average labor complement. Excluding the restaurants acquired in the merger with Ryan’s, labor costs increased 10 basis points, primarily due to modest wage inflation.
     Direct and occupancy costs increased $23.3 million, or 22.0%, primarily due to the merger with Ryan’s. Direct and occupancy costs increased by 110 basis points as a percentage of sales versus the comparable period in the prior year primarily due to tightened sales leverage. Excluding the restaurants acquired in the merger with Ryan’s, direct and occupancy costs increased 30 basis points as a percentage of sales.
     Advertising Expenses. Advertising costs decreased $2.0 million, or 90 basis points as a percentage of sales, during the first twenty four weeks of fiscal 2007 versus the comparable period in the prior year. In the comparable quarter in the prior year, we elevated our marketing efforts in conjunction with the systemwide rollout of steak offerings. In the current year, we returned to a more normalized level of advertising spend. Historically, Ryan’s did not incur significant media advertising expenditures. We intend to expand our advertising plan to include Ryan’s going forward.
     General and Administrative Expenses. General and administrative expenses increased $3.92 million, or 19.5%, during the 24 weeks ended December 31, 2006, primarily due to the merger with Ryan’s. General and administrative expenses increased 10 basis points as a percentage of sales during the first 24 weeks of fiscal 2007 as compared to the comparable period in the prior year, due to tightened sales leverage.
     Interest Expense. Interest expense increased $6.8 million, or 60 basis points as a percentage of sales, during the second quarter of fiscal 2007 versus the comparable prior year period primarily due to higher interest rates on our term loans and higher accreted balances of our senior subordinated and senior discount notes for the first six weeks of the quarter, as well as the significant increase in our long-term debt balances as the result of our debt refinancing on November 1, 2006.
     Income Taxes. Income tax benefit increased 450 basis points as a percentage of sales for the 24 weeks ended December 13, 2006 compared to the 24 weeks ended December 14, 2005, principally due to an increase in loss before income taxes. The increase in the projected annualized effective tax rate was largely attributable the expiration of WOTC and other related tax credits on 12/31/05. Although the U.S. Congress retroactively renewed these tax credits, this renewal was signed into law subsequent to the end of our second fiscal quarter. As such, the annualized effective tax rate applied to our pretax income for the first 24 weeks of fiscal 2007 does not include these tax credits.
Liquidity and Capital Resources
     We are a holding company with no operations or assets of our own other than the capital stock of our subsidiaries. Our operations are conducted through our subsidiaries. The terms of our credit facility place restrictions on Buffets’ ability to pay dividends and otherwise transfer assets to us. Further, the terms of the Indenture governing Buffets’ 12 1/2% Senior Notes place restrictions on the ability of Buffets and our other subsidiaries to pay dividends and otherwise transfer assets to us.
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
     Operating Activities. Net cash used in operating activities was $2.2 million for the 24 weeks ended December 13, 2006 and net cash provided by operating activities was $25.8 million for the 24 weeks ended December 14, 2005. The overall decline in net cash provided by (used in) operating activities is primarily attributable to increases in cash payments for interest, income taxes and non-capitalizable merger integration costs related to the merger with Ryan’s, as well as increases in vendor payments. Net cash used in operating activities was lower than the net loss for the first 24 weeks of fiscal 2007 principally due to the effect of noncash depreciation and amortization, write-off of debt issuance costs, premiums expensed on our debt refinancing and accretion of original issue discount. Net cash provided by operating activities exceeded net loss for the first 24 weeks of fiscal 2006 principally due to the effect of noncash depreciation and amortization, accretion of original issue discount, loss related to the impairment of assets, and an increase in accrued and other liabilities.
     Investing Activities. Net cash used in investment activities was $174.5 million for the 24 weeks ended December 13, 2006 and $12.6 million for the 24 weeks ended December 14, 2005. During the first 24 weeks of fiscal 2007, our property and equipment related capital expenditures of $14.7 million represented remodeling and improvement cost on our existing restaurants. On August 1, 2006, our subsidiary, OCB Restaurant Company, LLC acquired certain assets and liabilities of North’s Restaurant, Inc for approximately $3.4 million (including acquisition costs). On November 1, 2006, we acquired Ryan’s for approximately $165.5 million (including acquisition costs). These uses of cash were partially offset by cash provided by our sale and leaseback of seven restaurants resulting in gross proceeds of $8.6 million. During the first 24 weeks of fiscal 2006, remodeling and improvement costs on our existing restaurants accounted for approximately $10.2 million of our capital expenditures. The bulk of the remainder of our capital expenditures during the first 24 weeks of fiscal 2006 was comprised of new construction expenditures.
     Financing Activities. Net cash provided by financing activities was $164.7 million for the first 24 weeks of fiscal 2007 and net cash used in financing activities was $1.0 million for the first 24 weeks of fiscal 2006. During the first 24 weeks of fiscal 2007, financing activities consisted primarily of borrowings of $546.2 million under our term loan and revolving facilities and the issuance $300.0 million of our 12 1/2% Senior Notes, offset in part by $182.1 million of term loan repayments, $180.8 million for the repurchase of our 11 1/4 % senior subordinated notes, $105.3 million for the repurchase of our 13 7/8% senior discount notes, and $145 million for the repayment of Ryan’s notes payable. In addition, we incurred $32.6 million in debt refinancing premiums and $35.9 million of debt issuance costs related to the refinancing of our credit facility and the issuance of our 12 1/2% senior notes. During the first 24 weeks of fiscal 2006, financing activities primarily consisted of repayments of debt.

     Future Capital Expenditures. During the remainder of fiscal 2007, we plan to:
▪	Open two new Tahoe Joe’s Famous Steakhouse® restaurants with combined capital outlay of approximately $4.5 million.

▪	Spend approximately $25.0-$30.0 million on remodeling and improvement costs that will be capitalized. Our remodel projects incorporate design elements to update the décor of our existing facilities including a lighter, more contemporary interior design and expanded dessert displays. Our other improvement costs include a variety of outlays such as new carpet, equipment and minor leasehold improvements and display grill installations.

▪	Spend approximately $0.7 million on miscellaneous corporate and information systems investments.
     Integration Costs. During the remainder of fiscal 2007, we plan to spend approximately $7.0 million to $9.0 million on the ongoing integration of Ryan’s.
     Tax Payment. During the remainder of fiscal 2007, we plan to spend approximately $41.2 million on current taxes payable related to Ryan’s pre-merger gain on its sale-leaseback of 275 restaurants.
Credit Facilities and Other Long Term Debt
     Credit Facility
     In conjunction with the Merger, Buffets entered into a new $640.0 million senior secured credit facility (the “Credit Facility”) comprised of (i) a senior secured term loan in an aggregate principal amount of $530.0 million which matures on November 1, 2013 (the “Term Facility”), (ii) a senior secured revolving credit facility in an aggregate principal amount of up to $40.0 million which matures on November 1, 2011 (the “Revolving Facility”), of which up to $20.0 million is available through a sub facility in the form of letters of credit and (iii) a senior secured pre-funded synthetic letter of credit facility in an aggregate principal amount of $70.0 million which matures on May 1, 2013 (the “Synthetic Letter of Credit Facility”). Borrowings under the Term Facility bear interest at an adjusted LIBOR rate plus a margin of either 2.75% or 3.00% in the case of Eurodollar borrowings and at a certain alternate base rate plus a margin of either 1.75% or 2.00% in the case of alternate base rate borrowings, depending on Buffets’ leverage ratio, and borrowings under the Revolving Facility bear interest at an adjusted LIBOR rate plus a margin of 3.25% or at an alternate base rate plus a margin at 2.25%.
     The borrowings due under the Term Facility are payable in equal quarterly installments in an annual amount equal to 1% of the term loan during each of the first six and a half years of the loan, with the remaining balance payable due on November 1, 2013. The Revolving Facility and the Synthetic Letter of Credit Facility are not subject to interim scheduled principal payments. The Credit Facility is fully and unconditionally guaranteed by Buffets Holdings, which has no independent assets or operations, and its existing and future domestic subsidiaries and is secured by substantially all of the Company’s assets. Borrowing availability under the Credit Facility depends upon our continued compliance with certain covenants and financial ratios including leverage and interest coverage ratios as specifically defined in the Credit Facility.
     As of December 13, 2006, there was $530 million outstanding under the Term Facility, $16.3 million outstanding under the Revolving Facility and $51.9 million outstanding letters of credit under the Synthetic Letter of Credit Facility. The interest rate in effect under the Term Facility was 8.37% and the interest rate in effect under the Revolving Facility was 8.57%.
     12 1/2% Senior Notes
     The issuance of Buffets, Inc.’s 12 1/2% Senior Notes was consummated solely by means of a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). Buffets filed an S-4 registration statement on December 18, 2006 whereby it is offering to exchange $300,000,000 of its outstanding 12 1/2% Senior Notes due 2014, which were issued on November 1, 2006 and which are referred to as the initial notes, for a like aggregate amount of its registered 12 1/2% Senior Notes due 2014, which are referred to as the exchange notes. The exchange notes will be issued under an indenture dated as of November 1, 2006. The exchange notes will mature on November 1, 2014. Buffets will pay interest on the exchange notes on January 1 and July 1, beginning on January 1, 2007. The exchange notes are unconditionally guaranteed on a senior unsecured basis by Buffets Holdings and each of Buffets’ current and future domestic subsidiaries. The exchange notes will be Buffets’ senior unsecured obligations and will rank equally in right of payment with all its existing indebtedness, senior to all of our existing and future subordinated indebtedness and effectively junior to all our existing and future secured indebtedness, including our new senior secured credit facilities, to the extent of the value of the assets securing such indebtedness.

     The 12 1/2% Senior Notes will mature on November 1, 2014. Buffets has the option to redeem all or a portion of the 12 1/2% Senior Notes on or after November 1, 2010 at fixed prices that decline over time. Buffets also has the option to redeem up to 35% of the aggregate principal amount of the 12 1/2% Senior Notes on or prior to November 1, 2009 with the proceeds of one or more equity offerings at a redemption price of 112.50% of the principal amount of the 12 1/2% Senior Notes, if at least 65% of the aggregate principal amount of the 12 1/2% Senior Notes are outstanding after each such redemption and such redemption is made not more than 90 days after the consummation of certain equity offerings. Upon certain change of control and asset disposition events as described in the Indenture, Buffets may be required to redeem the 12 1/2% Senior Notes at a purchase price equal to 101% in the case of change of control events, or 100% in the case of asset disposition events, of the principal amount of the 12 1/2% Senior Notes. The 12 1/2% Senior Notes are unsecured senior obligations of Buffets and are jointly and severally guaranteed on a senior unsecured basis by each of its current and future domestic subsidiaries and Buffets Holdings, which has no independent assets or operations.
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
Contractual Obligations
     The following table provides aggregate information about our material contractual payment obligations as of December 13, 2006 and the fiscal year in which these payments are due (fiscal 2007 represents the remainder of the fiscal year):
Payments Due by Fiscal Year

	2007	2008	2009	2010	2011	Thereafter	Total
	(in thousands)
Long-term debt(1)	$1,325	$6,625	$5,300	$5,300	$3,975	$807,475	$830,000
Interest (2)	20,137	37,500	37,500	37,500	37,500	150,000	320,137
Operating leases(3)	56,320	112,175	109,708	104,212	98,113	1,339,290	1,819,818
Advisory fees(4)	1,050	2,000	2,000	2,000	2,000	—	9,050
Purchase obligations(5)	52,108	—	—	—	—	—	52,108

Total contractual cash obligations	$130,940	$158,300	$154,508	$149,012	$141,588	$2,296,765	$3,031,113

(1)	Long-term debt payments for fiscal years 2007 through 2011 represent the required principal payments on Buffets’ Term Facility. Long-term debt payments in fiscal year 2011 represent the remaining principal amounts due on Buffets’ Term Facility and the aggregate balance of Buffets’ 12 1/2% Senior Notes. Debt payments could be accelerated upon violation of debt covenants. We believe the likelihood of debt covenant violations to be remote. See Note 9 to our consolidated financial statements included elsewhere in this report for details of our long-term obligations.

(2)	Amounts represent contractual interest payments on Buffets’ 12 1/2% Senior Notes. Interest payments on Buffets’ variable-rate Term Facility are excluded. The borrowings under the Term Facility bear interest, at Buffets’ option, at an adjusted LIBOR rate plus a margin of either 2.75% or 3.00% in the case of Eurodollar borrowings and at a certain alternate base rate plus a margin of either 1.75% or 2.00% in the case of alternate base rate borrowings, depending on Buffets’ leverage ratio. The Term Facility matures on November 1, 2013. Interest payments are due quarterly. The interest rate, at LIBOR plus 2.75%, was 8.37% as of December 13, 2006. The borrowings due under the Term Facility are payable in equal quarterly installments in an annual amount equal to 1% of the term loan during each of the first six and a half years of the loan, with the remaining balance payable due on November 1, 2012. See Note 9 to our consolidated financial statements included elsewhere in this report for details of our long-term obligations.

(3)	Operating leases is comprised of minimum rents and contingent rents. Operating leases have not been reduced by minimum sublease rentals of approximately $13.6 million. See Note 13 to our consolidated financial statements included elsewhere in this report for details of our operating lease obligations.

(4)	The advisory fees comprise our contractual obligation to pay annual advisory fees to each of Roe H. Hatlen, Sentinel Capital Partners, L.L.C. and the Caxton-Iseman Party. See “Certain Relationships and Related Transactions.” Under the terms of these agreements, Mr. Hatlen and Sentinel Capital are each paid a fixed annual fee. The fee of the Caxton-Iseman Party is calculated as a percentage of our earnings before interest, taxes, depreciation and amortization, which in fiscal 2005 resulted in a payment of $1.8 million. This figure has been used as an estimate for our obligations under that agreement for fiscal 2007 and each fiscal year thereafter. The agreements with the Caxton-Iseman Party and Sentinel Capital are of perpetual duration, and hence no estimate of the aggregate amount of future obligations (represented in the “Thereafter” column, above) is provided.

(5)	In determining purchase obligations for this table we used our interpretation of the definition set forth in the SEC Final Rule, Disclosure in Management’s Discussion and Analysis about Off-Balance Sheet Arrangements and Aggregate Contractual Obligations, which states, “a ‘purchase obligation’ is defined as an agreement to purchase goods or services that is enforceable and legally binding on the registrant and that specifies all significant terms, including: fixed minimum quantities to be purchased; fixed, minimum or variable/price provisions, and the approximate timing of the transaction.” In applying this definition, we have only included purchase obligations to the extent the failure to perform would result in formal recourse against the Company. Accordingly, certain procurement arrangements that indicate we are to purchase future items are included, but only to the extent they include a recourse provision for our failure to purchase.
Other Commercial Commitments
     The following table provides aggregate information about our commercial commitments and the fiscal year in which they expire:
Amount of Commitment Expiration by Fiscal Year

	2007	2008	2009	2010	Thereafter	Total
	(in thousands)
Letters of credit(1)	$50,005	$1,922	$—	$—	$—	$51,927

Total commercial commitments	$50,005	$1,922	$—	$—	$—	$51,927

(1)	Our outstanding letters of credit expire at various times with final expirations in February 2008. As of December 13, 2006, total letter of credit borrowing availability was $38.1 million, which is comprised of additional availability of $18.1 million under our Synthetic Letter of Credit Facility and $20.0 million available through a sub facility to our Revolving Facility in the form of letters of credit.
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
Forward-Looking Statements and Risk Factors
     This Quarterly Report on Form 10-Q includes some forward-looking statements. Forward-looking statements give our and Ryan’s current expectations or forecasts of future events. All statements other than statements of current or historical fact contained in this Quarterly Report on Form 10-Q, including statements regarding our and Ryan’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” and similar expressions, as they relate to us and Ryan’s, are intended to identify forward-looking statements. In particular, these include, among other things, the factors that are described in the “Risk Factors” identified in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 20, 2006, as updated in any Quarterly Report on Form 10-Q, and statements relating to general business and economic conditions, negative publicity, the impact of competition, the seasonality of our business, adverse weather conditions, future commodity prices, fuel and utility costs, changes in minimum wage rates, availability of food products, labor availability, retention and costs, employment and environmental laws, public health developments including avian flu and E. coli, developments affecting the public’s perception of buffet-style restaurants, real estate availability, interest rate fluctuations, political environment (including acts of terrorism and wars), governmental regulations and inflation.
     We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and assumptions, including the risks, uncertainties and assumptions described in the “Risk Factors” identified in our Annual Report on Form 10-K, as updated in any Quarterly Report on Form 10-Q. In light of these risks, uncertainties and assumptions, the forward-looking statements in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. When you consider these forward-looking statements, you should keep in mind these risk factors and other cautionary statements in this Quarterly Report on Form 10-Q.

          Our forward-looking statements speak only as of the date made. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Interest Rate Risks. We have interest rate exposure relating to the variable portion of our long-term obligations. Buffets’ 12 1/2% Senior Notes are fixed rate instruments, while the interest rate on the term loan under the Credit Facility is variable. A 1% change in interest rates on our variable rate debt would have resulted in our interest rate expense fluctuating by approximately $1.3 million for the 24 weeks ended December 13, 2006.
     Food Commodity Risks. Many of the food products purchased by us are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are outside our control. To control this risk in part, we have fixed price purchase commitments with terms of one year or less for some key food and supplies from vendors who supply our national food distributor. In addition, we believe that substantially all of our food and supplies are available from several sources, which helps to control food commodity risks. We believe we have the ability to increase menu prices, or vary the menu items offered, if needed, in response to food product price increases within the range that has been experienced historically. To compensate for a hypothetical price increase of 10% for food and beverages, we would need to increase menu prices by an average of approximately 3%. Our average menu price increases were approximately 3% for the 24 weeks ended December 13, 2006. Accordingly, we believe that a hypothetical 10% increase in food product costs would not have a material effect on our operating results.
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
     As of December 13, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, we concluded that our disclosure controls and procedures were effective.
     Changes in Internal Control. During the twelve weeks ended December 13, 2006, there were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities and Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Employee Litigation
     In November 2002, a lawsuit was filed in the United States District Court, Middle District of Tennessee, Nashville Division, on behalf of three plaintiffs alleging various wage and hour violations by Ryan’s of the Fair Labor Standards Act of 1938. The plaintiffs’ attorneys sought collective-action status for the case. In October 2003, the presiding judge denied Ryan’s request to enforce the arbitration agreements signed by the plaintiffs and also ordered Ryan’s to turn over certain employee addresses to the plaintiffs’ attorneys. Ryan’s appealed that decision. As part of the appeal process, the presiding judge stayed the order regarding the employee addresses. In March 2005, the Sixth Circuit Court of Appeals affirmed the ruling that denied enforcement of the arbitration issue, and in June 2005, the presiding judge ordered that notices be sent to potential class members, thereby approving collective-action status for the lawsuit. In July 2005, Ryan’s began negotiations with the plaintiffs’ attorney towards a settlement, and, in April 2006, the presiding judge issued an order approving the terms of a settlement. Claim notices were sent to class members in May 2006, and, based upon the number of claims received by the claims administrator, Ryan’s believes that the total settlement will reach the maximum level of $14.4 million, per the settlement agreements. In order to fully accrue this amount, Ryan’s charged $8.4 million to general and administrative expenses in the second quarter of 2006. Other charges related to this lawsuit were accrued during the second and fourth quarters of 2005, amounting to $5 million and $1 million, respectively.
     In June 2006, a lawsuit was filed in the Berkeley County (West Virginia) circuit court on behalf of three plaintiffs alleging wage and hour violations similar to the Tennessee collective-action case described in the preceding paragraph. This case seeks class-action status, but pertains only to West Virginia employees who worked for the Company during the five years ending July 2006. This case has been removed to federal court, and a motion to dismiss and petition to compel arbitration is pending. The Company is defending this matter vigorously. The Company is unable to determine the impact, if any, of this case on its consolidated financial statements.
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
ITEM 1A. RISK FACTORS
Risks Relating to Our Business
We are dependent on timely delivery of fresh ingredients by our suppliers. We are also substantially dependent on a single food supplier.
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
     We rely on a third party supplier to provide approximately 75% of the food products used in our restaurants. If this supplier is unable to perform its agreements with us or if the agreements with this supplier are suddenly and unexpectedly terminated, supply costs could increase and disruptions in distribution could occur during the transition to other food suppliers.

Our restaurant sales are subject to seasonality and major world events.
     Our restaurant sales volume fluctuates seasonally. Overall, restaurant sales are generally higher in the summer months and lower in the winter months. Positive or negative trends in weather conditions can have a strong influence on our business. This effect is heightened because many of our restaurants are in geographic areas that experience extremes in weather, including severe winter conditions and tropical storm patterns. Increases in gasoline prices may also have a negative impact on our business as they may decrease customers’ discretionary spending and their dining out expenditures. Additionally, major world events may adversely affect our business.
Our business is affected by changes in consumer preferences and consumer discretionary spending.
     The restaurant industry is affected by consumer preferences and perceptions. If prevailing health or dietary preferences and perceptions cause consumers to avoid our products in favor of alternative or healthier foods, our business could be hurt. In addition, negative publicity about our products could materially harm our business, results of operations and financial condition.
     Our success depends to a significant extent on discretionary consumer spending, which is influenced by general economic conditions, consumer confidence and the availability of discretionary income. Changes in economic conditions affecting our customers could reduce traffic in some or all of our restaurants or limit our ability to raise prices, either of which could have a material adverse effect on our financial condition and results of operations. Accordingly, we may experience declines in sales during economic downturns or periods of prolonged elevated energy prices or due to possible terrorist threats or attacks. Any material decline in consumer confidence or in the amount of discretionary spending could have a material adverse effect on our business, results of operations and financial condition.
Current restaurant locations may become unattractive, and attractive new locations may not be available for a reasonable price, if at all.
     The success of any restaurant depends in substantial part on its location. There can be no assurance that current locations will continue to be attractive as demographic patterns change. Neighborhood or economic conditions where restaurants are located could decline in the future, thus resulting in potentially reduced sales in these locations. If we cannot obtain desirable locations at reasonable prices, our ability to effect our growth strategy will be adversely affected.
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
     The reach of food-related public health concerns can be considerable due to the level of attention given to these matters by the media. Local public health developments and concerns over diseases such as avian flu and E. coli could have a national adverse impact on our sales. Similarly, concerns related to particular food constituents or the byproducts of cooking processes could also have an adverse impact. This could occur whether or not the developments are specifically attributable to our restaurants or those of our franchisees or competitors.
Complaints or litigation may hurt us.
     We are from time to time subject to employee claims alleging injuries, wage and hour violations, discrimination, harassment or wrongful termination. In recent years, a number of restaurant companies have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state law regarding workplace, employment and similar matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Currently, we and Ryan’s are the subjects of respective collective-action lawsuits that are described in Note 13 to our condensed consolidated financial statements elsewhere in this report. Regardless of whether any claims against us are valid or whether we are ultimately determined to be liable, claims may be expensive to defend and may divert time and money away from our operations and hurt our financial performance. A significant judgment for any claim(s) could materially adversely affect our financial condition or results of operations.

We are controlled by a single shareholder and its interests may conflict with yours.
     Through their ownership of approximately 80.6% of outstanding common stock of Buffets Restaurants Holdings, Caxton-Iseman Investments L.P. and its affiliates control, and will likely continue to exercise control over, our business by virtue or their voting power with respect to the election of our directors. Our majority shareholder may authorize actions that are not in your best interests, and, in general, its interests may not be fully aligned with yours.
ITEM 6. EXHIBITS
     See Index to Exhibits on page 46 of this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUFFETS HOLDINGS, INC.
Date: January 29, 2007	By:	/s/ R. Michael Andrews, Jr.
R. Michael Andrews, Jr.
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ A. Keith Wall
A. Keith Wall
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description
2.1	Agreement and Plan of Merger dated as of July 24, 2006 among Ryan’s Restaurant Group, Inc., Buffets, Inc. and Buffets Southeast, Inc. (incorporated by reference to Exhibit 2.1 to Buffets Holdings, Inc.’s Current Report on Form 8-K, filed on July 25, 2006 (Commission file No. 333-116897)).

3.1	Articles of Organization of OCB Restaurant Company, LLC (incorporated by reference to Exhibit 3.15 to Buffets Holdings, Inc.’s Registration Statement on Form S-4 (Commission file No. 333-139436)).

3.2	Bylaws of OCB Restaurant Company, LLC (incorporated by reference to Exhibit 3.16 to Buffets Holdings, Inc.’s Registration Statement on Form S-4 (Commission file No. 333-139436)).

3.3	Articles of Incorporation of Ryan’s Restaurant Group, Inc. (incorporated by reference to Exhibit 3.21 to Buffets Holdings, Inc.’s Registration Statement on Form S-4 (Commission file No. 333-139436)).

3.4	Bylaws of Ryan’s Restaurant Group, Inc. (incorporated by reference to Exhibit 3.22 to Buffets Holdings, Inc.’s Registration Statement on Form S-4 (Commission file No. 333-139436)).

3.5	Certificate of Formation of Big R Procurement Company, LLC (incorporated by reference to Exhibit 3.23 to Buffets Holdings, Inc.’s Registration Statement on Form S-4 (Commission file No. 333-139436)).

3.6	Operating Agreement of Big R Procurement Company, LLC (incorporated by reference to Exhibit 3.24 to Buffets Holdings, Inc.’s Registration Statement on Form S-4 (Commission file No. 333-139436)).

3.7	Certificate of Formation of Fire Mountain Restaurants, LLC (incorporated by reference to Exhibit 3.25 to Buffets Holdings, Inc.’s Registration Statement on Form S-4 (Commission file No. 333-139436)).

3.8	Limited Liability Company Agreement of Fire Mountain Restaurants, LLC (incorporated by reference to Exhibit 3.26 to Buffets Holdings, Inc.’s Registration Statement on Form S-4 (Commission file No. 333-139436)).

3.9	Articles of Organization of Ryan’s Restaurant Leasing Company, LLC (incorporated by reference to Exhibit 3.27 to Buffets Holdings, Inc.’s Registration Statement on Form S-4 (Commission file No. 333-139436)).

3.10	Bylaws of Ryan’s Restaurant Leasing Company, LLC (incorporated by reference to Exhibit 3.28 to Buffets Holdings, Inc.’s Registration Statement on Form S-4 (Commission file No. 333-139436)).

3.11	Articles of Organization of Ryan’s Restaurant Management Group, LLC (incorporated by reference to Exhibit 3.29 to Buffets Holdings, Inc.’s Registration Statement on Form S-4 (Commission file No. 333-139436)).

3.12	Bylaws of Ryan’s Restaurant Management Group, LLC (incorporated by reference to Exhibit 3.30 to Buffets Holdings, Inc.’s Registration Statement on Form S-4 (Commission file No. 333-139436)).

3.13	Articles of Organization of Fire Mountain Leasing Company, LLC (incorporated by reference to Exhibit 3.31 to Buffets Holdings, Inc.’s Registration Statement on Form S-4 (Commission file No. 333-139436)).

3.14	Bylaws of Fire Mountain Leasing Company, LLC (incorporated by reference to Exhibit 3.32 to Buffets Holdings, Inc.’s Registration Statement on Form S-4 (Commission file No. 333-139436)).

3.15	Articles of Organization of Fire Mountain Management Group, LLC (incorporated by reference to Exhibit 3.33 to Buffets Holdings, Inc.’s Registration Statement on Form S-4 (Commission file No. 333-139436)).

3.16	Bylaws of Fire Mountain Management Group, LLC (incorporated by reference to Exhibit 3.34 to Buffets Holdings, Inc.’s Registration Statement on Form S-4 (Commission file No. 333-139436)).

4.1	Indenture, dated as of November 1, 2006, by and among Buffets Inc., the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Buffets Holdings, Inc.’s Registration Statement on Form S-4 (Commission file No. 333-139436)).

4.2	First Supplemental Indenture, dated as of November 1, 2006, by and among Buffets, Inc., the additional subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to Buffets Holdings, Inc.’s Registration Statement on Form S-4 (Commission file No. 333-139436)).

Exhibit
Number	Description
4.3	Second Supplemental Indenture, dated as of November 22, 2006, by and among Buffets, Inc., the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to Buffets Holdings, Inc.’s Registration Statement on Form S-4 (Commission file No. 333-139436)).

4.4	Registration Rights Agreement, dated as of November 1, 2006, by and among Buffets Inc., the guarantors named therein and the initial purchasers named therein (incorporated by reference to Exhibit 4.5 to Buffets Holdings, Inc.’s Registration Statement on Form S-4 (Commission file No. 333-139436)).

10.1	Second Amended and Restated Management and Fee Agreement, dated as of November 1, 2006 between Buffets, Inc. and Caxton-Iseman Capital, Inc. (incorporated by reference to Exhibit 10.8 to Buffets Holdings, Inc.’s Registration Statement on Form S-4/A (Commission file No. 333-139436)).

10.2	Credit Agreement, dated as of November 1, 2006, among Buffets, Inc., Buffets Holdings, Inc., the lenders named therein, and Credit Suisse as Administrative Agent (incorporated by reference to Exhibit 10.9 to Buffets Holdings, Inc.’s Registration Statement on Form S-4 (Commission file No. 333-139436)).

10.3	Guarantee and Collateral Agreement, dated as of November 1, 2006, by and among Buffets, Inc., Buffets Holdings, Inc., Buffets, Inc.’s subsidiaries named therein and Credit Suisse (incorporated by reference to Exhibit 10.10 to Buffets Holdings, Inc.’s Registration Statement on Form S-4 (Commission file No. 333-139436)).

10.4	Supplement No. 1 dated as of November 22, 2006, to the Guarantee and Collateral Agreement dated as of November 1, 2006, among Buffets, Inc., Buffets Holdings, Inc., Buffets, Inc.’s subsidiaries named therein and Credit Suisse (incorporated by reference to Exhibit 10.11 to Buffets Holdings, Inc.’s Registration Statement on Form S-4 (Commission file No. 333-139436)).

10.5	Agreement Regarding Leasehold Mortgages and Landlord’s Purchase Option dated as of November 1, 2006 among the certain landlords named therein, Credit Suisse, Ryan’s Restaurant Group, Inc., Fire Mountain Restaurants, LLC, OCB Restaurant Company, LLC and HomeTown Buffet, Inc. (incorporated by reference to Exhibit 10.12 to Buffets Holdings, Inc.’s Registration Statement on Form S-4 (Commission file No. 333-139436)).

10.6	Trademark Security Agreement, dated as of November 1, 2006, among Buffets, Buffets Holdings, Inc., Buffets, Inc.’s subsidiaries named therein and Credit Suisse, as Collateral Agent (incorporated by reference to Exhibit 10.13 to Buffets Holdings, Inc.’s Registration Statement on Form S-4 (Commission file No. 333-139436)).

10.7	Master Land and Building Lease, dated as of November 1, 2006, by and between FIGRYANF LLC, as landlord, and Fire Mountain Restaurants, LLC, as tenant (“Fortress Set 1 Lease”) (incorporated by reference to Exhibit 10.14 to Buffets Holdings, Inc.’s Registration Statement on Form S-4 (Commission file No. 333-139436)).

10.8	Master Land and Building Lease, dated as of November 1, 2006, by and among (x) FIGRYANH LLC, FIGRYANH-1 LLC, FIGRYANH-2 LLC, FIGRYANH-3 LLC, FIGRYANH-4 LLC, FIGRYANH-5 LLC, FIGRYANH-6 LLC, FIGRYANH-7 LLC, FIGRYANH-8 LLC, FIGRYANH-9 LLC, FIGRYANH-10 LLC, FIGRYANH-11 LLC, FIGRYANH-12 LLC, FIGRYANH-13 LLC, FIGRYANH-14 LLC, FIGRYANH-15 LLC, and FIGRYANH-16 LLC (the “FIGRYANH Group”), as landlord, and (y) Fire Mountain Restaurants, LLC, OCB Restaurant Company, LLC, and HomeTown Buffet, Inc., as tenant (“Fortress Set 2 Lease”) (incorporated by reference to Exhibit 10.15 to Buffets Holdings, Inc.’s Registration Statement on Form S-4 (Commission file No. 333-139436)).

10.9	Guaranty by Buffets, Inc., dated as of November 1, 2006, for the benefit of FIGRYANF LLC, relating to the tenant’s obligations under the Fortress Set 1 Lease (incorporated by reference to Exhibit 10.16 to Buffets Holdings, Inc.’s Registration Statement on Form S-4 (Commission file No. 333-139436)).

10.10	Guaranty by Buffets, Inc., dated as of November 1, 2006, for the benefit of the FIGRYANH Group, relating to the tenants’ obligations under the Fortress Set 2 Lease (incorporated by reference to Exhibit 10.17 to Buffets Holdings, Inc.’s Registration Statement on Form S-4 (Commission file No. 333-139436)).

10.11	Purchase and Sale Agreement, dated as of November 1, 2006, by and among Fire Mountain Restaurants, LLC, Ryan’s Restaurant Group, Inc., HomeTown Buffet, Inc., OCB Restaurant Company, LLC, FIGRYANF LLC, and the FIGRYANH Group (incorporated by reference to Exhibit 10.18 to Buffets Holdings, Inc.’s Registration Statement on Form S-4 (Commission file No. 333-139436)).

10.12	Purchase Agreement, dated as of October 19, 2006, by and among Buffets, Inc., the guarantors named therein and the purchasers of the initial notes named therein (incorporated by reference to Exhibit 10.19 to Buffets Holdings, Inc.’s Registration Statement on Form S-4 (Commission file No. 333-139436)).

10.13	Counterpart to the Purchase Agreement, dated as of November 1, 2006, among Ryan’s Restaurant Group, Inc., Fire Mountain Restaurants, LLC and Big R Procurement Company, LLC (incorporated by reference to Exhibit 10.20 to Buffets Holdings, Inc.’s Registration Statement on Form S-4 (Commission file No. 333-139436)).

Exhibit
Number	Description
10.14	Agreement Regarding Leasehold Mortgages and Landlord’s Purchase Option dated as of November 1, 2006 among the certain landlords named therein, Credit Suisse, Ryan’s Restaurant Group, Inc., Fire Mountain Restaurants, LLC, OCB Restaurant Company, LLC, HomeTown Buffet, Inc. and German American Capital Corporation (incorporated by reference to Exhibit 10.21 to Buffets Holdings, Inc.’s Registration Statement on Form S-4 (Commission file No. 333-139436)).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.