Form 10-Q
period 2007-04-04
BUFFETS HOLDINGS, INC.
filed 2007-05-21
CIK 1292731

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2007
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
The number of shares of Buffets Holdings, Inc. common stock outstanding as of May 21, 2007 was 3,104,510.

BUFFETS HOLDINGS, INC.

Page
Part I. Financial Information	3
Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets (Unaudited) as of June 28, 2006 and April 4, 2007	3
Condensed Consolidated Statements of Operations (Unaudited) — 16 Weeks and 40 Weeks Ended April 5, 2006 and April 4, 2007	4
Condensed Consolidated Statements of Cash Flows (Unaudited) — 16 Weeks and 40 Weeks Ended April 5, 2006 and April 4, 2007	5
Notes to the Condensed Consolidated Financial Statements (Unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3. Quantitative and Qualitative Disclosures about Market Risk	43
Item 4. Controls and Procedures	43
Part II. Other Information	44
Item 1. Legal Proceedings	44
Item 1A. Risk Factors	44
Item 6. Exhibits	46
Articles of Organization
Bylaws
Third Supplemental Indenture
Amendment Agreement
Supplement No. 2
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 906
Certification Pursuant to Section 906

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BUFFETS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 28,	April 4,
	2006	2007
	(Unaudited)
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,219	$8,367
Receivables	4,879	8,698
Inventories	18,926	32,297
Prepaid expenses and other current assets	5,384	20,316
Deferred income taxes	10,324	15,117
Assets held for sale	—	44,108

Total current assets	59,732	128,903
PROPERTY AND EQUIPMENT, net	141,404	237,616
GOODWILL	312,163	516,018
OTHER INTANGIBLE ASSETS	320	84,530
DEFERRED INCOME TAXES	13,683	—
OTHER ASSETS, net	11,194	38,353

Total assets	$538,496	$1,005,420

LIABILITIES AND SHAREHOLDER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$48,101	$69,695
Accrued liabilities	68,344	135,663
Income taxes payable	6,977	14,751
Short-term debt	—	28,500
Current maturities of long-term debt	1,862	5,300

Total current liabilities	125,284	253,909
LONG-TERM DEBT, net of current maturities	460,652	823,375
DEFERRED INCOME TAXES	—	18,069
DEFERRED LEASE OBLIGATIONS	28,356	34,166
OTHER LONG-TERM LIABILITIES	7,355	9,525

Total liabilities	621,647	1,139,044
COMMITMENTS AND CONTINGENCIES (Note 13)
SHAREHOLDER’S DEFICIT:
Preferred stock; $.01 par value, 1,100,000 shares authorized; none issued and outstanding as of June 28, 2006 and April 4, 2007	—	—
Common stock; $.01 par value, 3,600,000 shares authorized; 3,104,510 shares issued and outstanding as of June 28, 2006 and 3,104,510 as of April 4, 2007	31	31
Additional paid in capital	5	5
Accumulated deficit	(83,187)	(133,660)

Total shareholder’s deficit	(83,151)	(133,624)

Total liabilities and shareholder’s deficit	$538,496	$1,005,420

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUFFETS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Sixteen Weeks Ended		Forty Weeks Ended
	April 5,	April 4,	April 5,	April 4,
	2006	2007	2006	2007
	(Unaudited)		(Unaudited)
	(In thousands)		(In thousands)
RESTAURANT SALES	$292,584	$509,202	$737,596	$1,028,369
RESTAURANT COSTS:
Food	100,956	176,372	249,932	355,556
Labor	85,317	155,314	213,005	308,530
Direct and occupancy	69,520	130,741	175,436	259,930

Total restaurant costs	255,793	462,427	638,373	924,016
ADVERTISING EXPENSES	7,338	7,919	24,238	22,868
GENERAL AND ADMINISTRATIVE EXPENSES	13,094	22,300	33,196	46,313
CLOSED RESTAURANT COSTS	4,413	1,363	5,511	2,922
IMPAIRMENT OF ASSETS	—	—	1,350	—
MERGER INTEGRATION COSTS	—	3,485	—	6,999
SHAREHOLDERS’ RIGHTS REPURCHASE	757	—	757	—
LOSS ON LITIGATION SETTLEMENT	—	6,045	—	6,045
LOSS ON SALE LEASEBACK TRANSACTIONS	—	—	—	2,498

OPERATING INCOME	11,189	5,663	34,171	16,708
INTEREST EXPENSE	16,319	28,380	40,100	58,994
INTEREST INCOME	(135)	(60)	(338)	(138)
LOSS RELATED TO REFINANCING	—	840	647	41,125
OTHER INCOME	(293)	(194)	(777)	(692)

LOSS BEFORE INCOME TAXES	(4,702)	(23,303)	(5,461)	(82,581)
INCOME TAX BENEFIT	(3,413)	(8,906)	(3,377)	(32,108)

Net loss	$(1,289)	$(14,397)	$(2,084)	$(50,473)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUFFETS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Forty Weeks Ended
	April 5,	April 4,
	2006	2007
	(Unaudited)
	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(2,084)	$(50,473)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	24,221	30,674
Amortization of debt issuance cost	1,178	2,826
Accretion of original issue discount	10,257	5,623
Loss related to refinancing:
Write off of debt issuance costs	—	8,686
Refinancing premiums expensed	—	31,599
Loss on disposal of assets	1,011	710
Impairment of assets	1,350	—
Loss on sale leaseback transactions	—	2,498
Deferred tax benefit	—	(35,610)
Changes in assets and liabilities:
Receivables	1,576	556
Inventories	(168)	(56)
Prepaid expenses and other current assets	(1,564)	9,663
Accounts payable	(1,039)	7,539
Accrued and other liabilities	(4,388)	5,901
Income taxes payable	(5,750)	(26,343)

Net cash provided by (used in) operating activities	24,600	(6,207)

INVESTING ACTIVITIES:
Proceeds from sale leaseback transactions	—	8,608
Proceeds from sale of assets held for sale	—	5,057
Acquisitions, net of liabilities assumed	—	(168,794)
Purchase of property and equipment	(23,441)	(26,322)
Collections on notes receivable	1,039	713
(Purchase) Proceeds from sale of other assets	(430)	314

Net cash used in investing activities	(22,832)	(180,424)

FINANCING ACTIVITIES:
Repayment of previous term loan facility	(17,016)	(182,053)
Repurchase of 11 1/4% senior subordinated notes	—	(180,778)
Repurchase of 13 7/8% senior discount notes	—	(105,306)
Repayment of Ryan’s debt	—	(145,000)
Proceeds from term loan funding	—	530,000
Repayment of term loan funding	—	(1,325)
Proceeds from new revolver facility	—	23,500
Proceeds from 12 1/2% senior note issuance	—	300,000
Proceeds from promissory note	—	5,000
Debt issuance costs	—	(36,705)
Payment of refinancing premiums	—	(32,554)
Purchase of treasury stock	(10)	—

Net cash provided by (used in) financing activities	(17,026)	174,779

NET CHANGE IN CASH AND CASH EQUIVALENTS	(15,258)	(11,852)
CASH AND CASH EQUIVALENTS, beginning of period	20,662	20,219

CASH AND CASH EQUIVALENTS, end of period	$5,404	$8,367

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for —
Interest (net of capitalized interest of $243 and $295)	$37,149	$49,218

Income taxes	$2,372	$29,814

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUFFETS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Nature of Organization
Company Background
     Buffets Holdings, Inc., a Delaware corporation, was formed to acquire 100 percent of the common stock of Buffets, Inc. and its subsidiaries in a buyout from public shareholders on October 2, 2000 (the “Acquisition”). Buffets Holdings, Inc. and subsidiaries (“Buffets Holdings”) and Buffets, Inc. and subsidiaries are collectively referred to as “the Company” in these Notes to Condensed Consolidated Financial Statements. Buffets, Inc., a Minnesota corporation, is the principal operating subsidiary of Buffets Holdings.
Description of Business
     The Company owns and operates a chain of restaurants in the United States under the names of Ryan’s®, Fire Mountain®, Old Country Buffet®, Country Buffet®, HomeTown Buffet®, Granny’s BuffetSM and Tahoe Joe’s Famous Steakhouse®. The Company, operating principally in the family dining segment, owned and operated 644 restaurants (635 family buffet restaurants) and franchised eighteen restaurants as of April 4, 2007.
Buffets Franchise Holdings, LLC
     Buffets Franchise Holdings, LLC, a Minnesota corporation, was formed on March 12, 2007 to franchise buffet-style restaurants, primarily operating under the HomeTown Buffet® tradename. The Company does not directly own or operate any restaurants, and through April 4, 2007, has not entered into any franchise arrangements.
     The Company has completed the documentation required to franchise the HomeTown Buffet® brand and has filed the required registration forms with appropriate state and federal agencies. Filing these documents allows the HomeTown Buffet® brand to be offered to franchise candidates in 38 states and the District of Columbia. An additional 30-day review and approval period is required in the remaining twelve franchise registration states. The Company’s primary focus for the near term will be identifying highly qualified multi-unit restaurant operators in the states of Florida, Nevada, Arizona, New Mexico, Utah, and once registered, California.
Merger with Ryan’s Restaurant Group, Inc.
     On November 1, 2006, Buffets, Inc. and Ryan’s Restaurant Group, Inc., a South Carolina corporation (“Ryan’s”), announced that they had completed the previously announced merger of Buffets Southeast, Inc., a South Carolina corporation and wholly owned subsidiary of Buffets, Inc., and Ryan’s in a cash transaction valued at approximately $834.0 million, including debt that was repaid at closing. Pursuant to the Agreement and Plan of Merger, dated as of July 24, 2006, by and among Buffets, Inc., Ryan’s and Buffets Southeast, Inc. (the “Merger Agreement”), Buffets Southeast, Inc. merged with and into Ryan’s, with Ryan’s remaining as the surviving corporation (the “Merger”). As a result of the Merger, Ryan’s became a wholly-owned subsidiary of Buffets, Inc. Buffets, Inc., headquartered in Eagan, Minnesota, now operates 644 restaurants in 39 states, principally under the Ryan’s®, Fire Mountain®, Old Country Buffet® and HomeTown Buffet® brands.
     At the effective time of the Merger, each issued and outstanding share of Ryan’s common stock, par value $1.00 per share (the “Shares”), was canceled and automatically converted into the right to receive $16.25 in cash, without interest. Also, at the effective time of the Merger, each outstanding option to purchase Ryan’s common stock (all of which had vested or vested as a consequence of the Merger) was canceled and automatically converted into the right to receive the excess, if any, of $16.25 over the option exercise price.
     In conjunction with the Merger, Buffets, Inc. refinanced its outstanding indebtedness by:
•	securing a new $640.0 million senior secured credit agreement (the “Credit Facility”) comprised of (i) a $530.0 million senior secured term loan (the “Term Facility”), (ii) a $40.0 million senior secured revolving credit facility (the “Revolving Facility”), and (iii) a $70.0 million senior secured pre-funded synthetic letter of credit facility (see Note 9 for details regarding the subsequent conversion of this facility to a synthetic revolving facility), and
•	issuing $300.0 million of its 12 1/2% senior notes due 2014 (the “12 1/2% Senior Notes”) pursuant to an indenture dated November 1, 2006 (the “Indenture”).

     Buffets, Inc. used the proceeds of (i) $530.0 million from borrowings under the Term Facility, (ii) $5.0 million from borrowings under the Revolving Facility, (iii) $300.0 million from the issuance of its 12 1/2% Senior Notes, (iv) $566.8 million from a sale leaseback transaction whereby it sold the land (or, in certain cases, underlying ground leases) and related improvements with respect to approximately 275 Ryan’s restaurants and seven Buffets, Inc. restaurants and simultaneously leased the properties back, (the “Sale Leaseback Transaction”) and approximately (v) $9.0 million of cash on hand to:
•	pay $704.6 million to purchase the outstanding shares of Ryan’s common stock,

•	repay $146.9 million of Ryan’s outstanding debt (including accrued interest and breakage fees),

•	repay $196.4 million of existing indebtedness of Buffets, Inc. under its existing credit facility (including accrued interest and breakage fees),

•	repurchase or redeem $195.3 million of Buffets, Inc.’s 11 1/4% senior subordinated notes (including accretion of original issue discount and early redemption premiums),

•	repurchase $121.5 million of Buffets Holdings’ 13 7/8% senior discount notes (including accretion of original issue discount and early redemption premiums), and

•	pay approximately $46.1 million for transaction fees and expenses.
     In addition to the fees and expenses paid at closing, the Company incurred approximately $31.2 million of transaction closing fees and expenses that were paid subsequent to the transaction close date.
     In the Sale Leaseback Transaction, Buffets, Inc. and Ryan’s, as applicable, conveyed the land (or, in certain cases, underlying ground leases) and related improvements with respect to those properties to the buyer/lessor, and simultaneously leased those properties back pursuant to unitary and individual leases, each for an initial lease term of approximately 20 years, with four renewal terms of five years, except with respect to ground lease sites. The purchase price for the portfolio of sale leaseback properties was approximately $566.8 million. The annual net rent payable under the leases is equal to the purchase price multiplied by a 10.15% cap rate, subject to annual increases of two times the Consumer Price Index, as defined therein, (but in no event greater than 2%), and, if the term of the leases are renewed, subject to further increases during some of the renewal terms based upon the then current fair market rental value. See Note 5 for further discussion of the Sale Leaseback Transaction.
Interim Financial Information
     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all necessary adjustments, which are of a normal recurring nature, to present fairly the Company’s financial position and the results of its operations and cash flows for the periods presented, in conformity with accounting principles generally accepted in the United States of America and with the regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to SEC rules and regulations. Operating results for the sixteen-week and forty week periods ended April 4, 2007 are not necessarily indicative of results that may be achieved for the fiscal year ending June 27, 2007. Historical results will not be indicative of future results due to the consummation of the merger transaction with Ryan’s.
     The balance sheet as of June 28, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

     These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes contained in the Company’s Form 10-K filed with the Securities and Exchange Commission on September 20, 2006 and with Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 28 through 43 of this report.
Principles of Consolidation
     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation.
Fiscal Year
     The Company’s fiscal year is comprised of 52 or 53 weeks divided into four fiscal quarters of twelve, twelve, sixteen, and twelve or thirteen weeks, respectively.
Reclassification
     Certain balances in the condensed consolidated balance sheet as of June 28, 2006 reflect the impact of a reclassification to conform with the current period condensed consolidated financial statement presentation. This reclassifications had no effect on net income (loss) or shareholders’ equity (deficit) as previously presented. Specifically, $0.3 million was reclassified from other assets, net to other intangible assets in the condensed consolidated balance sheet as of June 28, 2006.
2. Summary of Significant Accounting Policies
Segment Reporting
     The Company operates principally in the family dining segment in the United States, providing similar products to similar customers. The Company’s restaurants possess similar economic characteristics resulting in similar long-term expected financial results. Revenues are derived principally from food and nonalcoholic beverage sales. The Company does not rely on any major customers as a source of revenue. Management believes that the Company meets the criteria for aggregating its operations into a single reporting segment.
Goodwill and Other Intangible Assets
     The Company tests the recoverability of goodwill and other intangible assets annually or whenever events or circumstances indicate that the carrying amount may not be recoverable. Goodwill and other intangible assets are deemed to be impaired if the fair value of a reporting unit is less than its carrying value. If goodwill or other intangible assets are determined to be impaired, the loss is measured as the amount by which the carrying amounts of a reporting unit’s goodwill or other intangible assets exceeds their implied fair value. The fair value of a reporting unit is an estimate based on assumptions regarding its future cash flows. In the event that these assumptions change in the future, the Company may be required to record impairment charges related to its goodwill or other intangible assets. No impairment charges were recorded in the first forty weeks of fiscal years 2006 and 2007.
     Goodwill and other intangible assets increased due to the merger with Ryan’s, which was accounted for as a purchase business combination. See Note 10 for further discussion regarding the goodwill and other intangible assets associated with this transaction.
3. Recent Accounting Pronouncements
     On July 13, 2006, FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”), was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, which is the beginning of the Company’s fiscal year 2008. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its consolidated results of operations and financial condition.

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
     The Company did not recognize or record any share-based compensation for the sixteen or forty week periods ending April 4, 2007.
5. Property and Equipment
     Property and equipment was as follows (in thousands):

	June 28,	April 4,
	2006	2007
Land	$762	$11,017
Buildings	3,082	32,911
Equipment	151,622	224,886
Leasehold improvements	155,034	160,526
Accumulated depreciation and amortization	(169,096)	(191,724)

	$141,404	$237,616

     See Note 10 for further discussion of the impact of the merger with Ryan’s on the Company’s property and equipment balances.

Sale Leaseback Transaction
     On November 1, 2006, immediately prior to the merger with Ryan’s, Buffets, Inc. and Ryan’s entered into a sale leaseback transaction with Drawbridge, an affiliate of Fortress Investment Group LLC, involving approximately 275 Ryan’s restaurants and seven Buffets, Inc. restaurants. In the Sale Leaseback Transaction, Buffets, Inc. and Ryan’s, as applicable, conveyed the land (or, in certain cases, underlying ground leases) and related improvements with respect to those properties to Drawbridge or its assignee, Realty Income Corporation (or its affiliate), and simultaneously leased those properties back pursuant to unitary and individual leases, each for an initial lease term of approximately 20 years, with four renewal terms of five years, except with respect to ground lease sites. The purchase price for the portfolio of sale leaseback properties was approximately $566.8 million. The annual net rent payable under the leases is equal to the purchase price multiplied by a 10.15% cap rate, subject to annual increases of two times the Consumer Price Index, as defined therein, (but in no event greater than 2%), and, if the term of the leases are renewed, subject to further increases during some of the renewal terms based upon the then current fair market rental value.
     The Company and Ryan’s applied the provisions of Statement of Financial Accounting Standards (SFAS) No. 98, “Accounting for Leases” to their respective portion of the Sale Leaseback Transaction. Net proceeds from the sale leaseback of Ryan’s 275 restaurants were approximately $546.8 million and net proceeds from the sale leaseback of Buffets, Inc.’s seven restaurants were approximately $8.4 million. The aggregate initial annual rent for Ryan’s 275 properties is approximately $56.6 million and for Buffets, Inc.’s seven properties is approximately $0.9 million.
     The Ryan’s portion of the Sale Leaseback Transaction occurred prior to the Company’s merger with Ryan’s. Therefore, the impacts of the loss of $43.8 million on 76 properties and the deferred gain of $113.3 million on 199 properties are reflected in goodwill (see Note 10 for a summary of the allocation of the purchase price to the estimated fair market values of the assets acquired and liabilities assumed at the date of the acquisition).
     The Company recognized a loss of $2.5 million on the Sale Leaseback Transaction for four of its seven locations. In addition, the net proceeds were greater than the book value of the leasehold assets for three locations resulting in a deferred gain of $0.9 million. The deferred gain is being accreted over the lives of the respective restaurant leases. The Company does not have any continuing involvement with the sale and leaseback properties. The leases are accounted for as operating leases.
6. Other Intangible Assets

	June 28, 2006		April 4, 2007
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized Intangible Assets:
Leasehold interests	$—	$—	$2,323	$155
Recipes	—	—	2,602	101

	$—	$—	$4,925	$256

Unamortized Intangible Assets:
Trademarks	$—		$79,440
Liquor licenses	320		421

	$320		$79,861

     Leasehold interests relate to favorable lease contracts acquired in the acquisitions of Ryan’s and North’s Restaurants, Inc. of $1.0 million and $1.3 million, respectively, and are amortized over the remaining lives of the underlying leases. Recipes represent the value attributed to proprietary food recipes acquired in the acquisition of Ryan’s and are amortized over a weighted average life of 11 years. Aggregate amortization expense for the forty weeks ended April 4, 2007 was $0.3 million. Amortization expense is expected to be approximately $0.6 million in each of the next five fiscal years.
     Trademarks represent the value attributable to trade name and trademark rights acquired in the acquisition of Ryan’s and are deemed to have indefinite lives. The Company’s subsidiary, Tahoe Joe’s Famous Steakhouse®, owns renewable liquor licenses which are deemed to have indefinite lives.

     See Note 10 for further discussion of the impact of the acquisitions of Ryan’s and North’s Restaurants, Inc. on the Company’s other intangible asset balances.
7. Other Assets

	June 28,	April 4,
	2006	2007
Debt issuance costs	$9,308	$34,500
Deposits	477	3,536
Other long-term assets	1,409	317

	$11,194	$38,353

     Debt issuance costs are the capitalized costs incurred in connection with entering into Buffets, Inc.’s senior secured Credit Facility and issuing Buffets, Inc.’s 12 1/2% Senior Notes. Debt issuance costs are being amortized over the terms of the financing arrangements using the effective interest method. Debt issuance costs are net of accumulated amortization of $4.0 million and $2.2 million as of June 28, 2006 and April 4, 2007, respectively.
     Long-term deposits include insurance escrow deposits and prepaid rent and other deposits.
     See Note 10 for further discussion of the impact of the merger with Ryan’s on the Company’s other asset balances.
8. Accrued Liabilities
     Accrued liabilities consisted of the following (in thousands):

	June 28,	April 4,
	2006	2007
Accrued compensation	$17,634	$34,839
Accrued workers’ compensation	12,520	22,413
Accrued sales, use and property taxes	6,348	17,619
Accrued insurance	8,178	17,451
Accrued interest	13,552	15,144
Accrued litigation reserve	504	7,862
Unearned revenue	3,998	5,893
Deferred compensation	—	5,335
Accrued severance reserve	79	3,025
Closed restaurant reserve	1,685	1,420
Accrued other	3,846	4,662

	$68,344	$135,663

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

     The following table summarizes closed restaurant reserve activity by type of cost (in thousands):

	June 28,	April 4,
	2006	2007
BALANCE, beginning of period (current and noncurrent in aggregate)	$1,499	$2,776
Additions:
Lease obligations charged to earnings	4,847	1,910
Lease obligations charged to goodwill	—	156
Employee termination benefits charged to earnings	444	171
Employee termination benefits charged to goodwill	—	211
Reductions:
Cash payments:
Lease termination costs and obligations	3,570	3,041
Employee severance benefits	444	382

BALANCE, end of period (current and noncurrent in aggregate)	$2,776	$1,801

     In addition to lease obligation and employee termination costs the Company incurred closed restaurant costs of $0.7 million and $0.8 million for fiscal year 2006 and the forty weeks ended April 4, 2007, respectively, related to incremental cash and non-cash charges that were directly expensed.
     The following table summarizes planned and actual restaurant closing activity:

	June 28,	April 4,
	2006	2007
Number of restaurants:
Expected to close as of the beginning of the period	4	1
Closed during the period	19	26
Identified for closure during the period	16	29

Expected to close as of the end of the period	1	4

	June 28,	April 4,
	2006	2007
Number of employees:
Expected to be terminated as of the beginning of the period	140	35
Terminated during the period	665	910
Identified for termination during the period	560	1,015

Expected to be terminated as of the end of the period	35	140

     The remaining closed restaurant reserves (current and noncurrent in aggregate) are expected to be paid, or incurred, by year as follows (in thousands):

2007	$376
2008	1,198
2009	197
2010	20
2011	10
Thereafter	—

$1,801

     The Company closed five underperforming Old Country Buffet® restaurants and one HomeTown Buffet® restaurant in the forty week period ended April 4, 2007. Cash charges were incurred related to these restaurant closures of approximately $1.5 million. These charges included approximately $1.1 million related to lease termination costs and obligations, $0.2 million related to employee termination costs and $0.2 million related to other associated costs. Non-cash charges related to these closures were approximately $0.3 million. These charges were expensed as incurred pursuant to SFAS 146 and are recorded in “closed restaurant costs” in the condensed consolidated statements of operations. In addition, the Company closed sixteen Ryan’s® restaurants and four Fire Mountain® restaurants between November 1, 2006 (acquisition date) and April 4, 2007. Charges related to these twenty restaurants were charged to goodwill pursuant to EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” See Note 10 for further discussion of the merger with Ryan’s.

9. Debt
     As of April 4, 2007, debt outstanding was as follows (in thousands):

Short-Term borrowings consist of the following:
Revolving credit facility, interest at LIBOR plus 3.25%, due April 30, 2007 (interest rate at 8.57% as of April 4, 2007)	$23,500
Promissory note, interest at 1-month LIBOR plus 1.60%, due May 31, 2007 (interest at 6.92% as of April 4, 2007)	5,000
Current maturities of long-term debt	5,300

Total short-term borrowings	$33,800

Long-Term borrowings consist of the following:
Term loan, interest at LIBOR plus 2.75%, due quarterly through March 31, 2013 with remaining balance due November 1, 2013 (interest rate at 8.11% as of April 4, 2007)	528,675
Senior notes, interest at 12.50%, due November 1, 2014	300,000

828,675
Less — Current maturities of long-term debt	(5,300)

Total long-term debt	$823,375

     As of April 4, 2007, future maturities of long-term debt by fiscal year were as follows (in thousands):

2007	$—
2008	6,625
2009	5,300
2010	5,300
2011	3,975
Thereafter	807,475

$828,675

     Merger Related Refinancing
     In connection with the Merger with Ryan’s, the Company refinanced its debt through borrowings under a new senior secured credit agreement and the issuance of its 12 1/2% Senior Notes. In addition, on November 1, 2006, the Company repaid $196.4 million of Buffets, Inc.’s existing indebtedness under its predecessor credit facility (including accrued interest and breakage fees), repurchased $194.9 million of Buffets, Inc.’s 11 1/4% senior subordinated notes (including accretion of original issue discount and early redemption premiums), repurchased $121.4 million of Buffets Holdings’ 13 7/8% senior discount notes (including accretion of original issue discount and early redemption premiums) and it repaid $146.9 million of Ryan’s outstanding debt.
     Credit Facility
     On November 1, 2006, Buffets, Inc. secured a new $640.0 million senior secured credit facility (the “Credit Facility”) comprised of (i) a senior secured term loan facility in an aggregate principal amount of $530.0 million which matures on November 1, 2013 (the “Term Facility”), (ii) a senior secured revolving credit facility in an aggregate principal amount of up to $40.0 million which matures on November 1, 2011 (the “Revolving Facility”), of which up to $20.0 million is available through a sub facility in the form of letters of credit and (iii) a senior secured pre-funded synthetic letter of credit facility in an aggregate principal amount of $70.0 million which matures on May 1, 2013 (the “Synthetic Letter of Credit Facility”).
     Effective as of March 13, 2007 (the “Restatement Date”), the Company entered into an amendment to its Credit Facility. The amendment added a revolving loan feature to the Synthetic Letter of Credit Facility (cumulatively referred to as the “Synthetic Revolving Facility”), whereby the Company may secure letters of credit and/or revolving loans in an aggregate principal amount of $70 million. The amendment also relaxed the interest rate margins applicable to the Term Facility and Synthetic Revolving Facility, subject to a leverage-based pricing grid. In addition, the amendment added a repricing protection clause relating to the prepayment of term loans or synthetic revolving loans borrowed under the Credit Facility. The repricing protection provides that Buffets, Inc. must pay a 1% prepayment premium on all such prepayments prior to March 13, 2008. No such prepayments have occurred as of April 4, 2007.
     Borrowings under the Term Facility and Synthetic Revolving Facility bear interest at an adjusted LIBOR rate plus a margin of either 2.50%, 2.75% or 3.00% in the case of Eurodollar borrowings and at a certain alternate base rate plus a margin of either 1.50%, 1.75% or 2.00% in the case of alternate base rate borrowings, depending on Buffets’ leverage ratio, and borrowings under the Revolving Facility bear interest at an adjusted LIBOR rate plus a margin of 3.25% or at an alternate base rate plus a margin of 2.25%.
     The borrowings due under the Term Facility are payable in equal quarterly installments in an annual amount equal to 1% of the term loan during each of the first six and a half years of the loan, with the remaining balance payable due on November 1, 2013. The Revolving Facility and the Synthetic Revolving Facility are not subject to interim scheduled principal payments. The Credit Facility is fully and unconditionally guaranteed by Buffets Holdings, which has no independent assets or operations except for the capital stock of Buffets, Inc., and its existing and future domestic subsidiaries and is secured by substantially all of the Company’s assets. Borrowing availability under the Credit Facility depends upon the Company’s continued compliance with certain covenants and financial ratios including leverage and interest coverage ratios as specifically defined in the Credit Facility. As of April 4, 2007, the Company was in compliance with all covenants and there were no events of default.

     As of April 4, 2007, Buffets, Inc. had $66.5 million in outstanding letters of credit, which expire through April 7, 2008. As of April 4, 2007, total letter of credit borrowing availability was $20.0 million, which is comprised of additional availability of $3.5 million under our Synthetic Revolving Facility and $16.5 million available through a sub facility to the Company’s Revolving Facility in the form of letters of credit.
     On May 3, 2007, the Company repaid its $5 million short-term promissory note and related accrued interest.
     12 1/2% Senior Notes
     On November 1, 2006, Buffets, Inc. issued $300.0 million aggregate principal amount of its 12 1/2% senior notes. The issuance was consummated solely by means of a private placement either to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). Buffets, Inc. filed a registration statement with the Securities and Exchange Commission to exchange its $300.0 million 12 1/2% Senior Notes due 2014 for notes registered under the Securities Act. The exchange offer was consummated on January 31, 2007. The 12 1/2% Senior Notes mature on November 1, 2014. Buffets, Inc. pays interest on the 12 1/2% Senior Notes on January 1 and July 1 of each year.
     Buffets has the option to redeem all or a portion of the 12 1/2% Senior Notes on or after November 1, 2010 at fixed prices that decline over time. Buffets also has the option to redeem up to 35% of the aggregate principal amount of the 12 1/2% Senior Notes on or prior to November 1, 2009 with the proceeds of one or more equity offerings at a redemption price of 112.50% of the principal amount of the 12 1/2% Senior Notes, if at least 65% of the aggregate principal amount of the 12 1/2% Senior Notes are outstanding after each such redemption and such redemption is made not more than 90 days after the consummation of certain equity offerings. Upon certain change of control and asset disposition events as described in the Indenture, Buffets may be required to redeem the 12 1/2% Senior Notes at a purchase price equal to 101% in the case of change of control events, or 100% in the case of asset disposition events, of the principal amount of the 12 1/2% Senior Notes. The 12 1/2% Senior Notes are unsecured senior obligations of Buffets and are jointly and severally guaranteed on a senior unsecured basis by each of its current and future domestic subsidiaries and Buffets Holdings, which has no independent assets or operations except for the capital stock of Buffets, Inc.
     The Indenture contains customary covenants relating to restrictions on indebtedness, dividends on, and redemptions and repurchases of, capital stock, liens, loans and investments, debt and hedging arrangements, mergers, acquisitions and asset sales, transactions with affiliates and changes in business activities conducted by Buffets and certain subsidiaries. The Indenture also contains customary events of default. As of April 4, 2007, the Company was in compliance with all covenants and there were no events of default.
10. Acquisitions
Ryan’s Restaurant Group, Inc.
     On November 1, 2006, Buffets, Inc. completed the merger with Ryan’s. As a result of the merger, Ryan’s became a wholly owned subsidiary of Buffets, Inc. The merger with Ryan’s creates the nation’s largest buffet restaurant chain and the second largest company in the family dining segment. In addition, it increases the Company’s national footprint and allows the Company to operate 644 restaurants in 39 states principally under the Ryan’s®, Fire Mountain®, Old Country Buffet® and HomeTown Buffet® brands.
     The merger was accounted for as a purchase business combination and for accounting purposes, Buffets, Inc. was the acquiring enterprise. Accordingly, the results of Ryan’s operations subsequent to November 1, 2006 are included in the Company’s results of operations for the sixteen and forty weeks ended April 4, 2007. The aggregate purchase price was approximately $165.4 million (net of cash acquired of $559.4 million), including approximately $18.1 million of capitalized acquisition related expenses. The excess of the purchase consideration plus acquisition costs over the fair value of assets acquired and liabilities assumed was allocated to goodwill of approximately $203.9 million. Substantially all the goodwill is not deductible for tax purposes. The Company is in the process of finalizing restructuring actions related to this acquisition, which may result in adjustment to the purchase price or incremental restructuring charges or both. In certain cases, the allocations of the excess purchase price are based upon preliminary estimates and assumptions. Accordingly, the allocations are subject to revision when the Company receives final information, including appraisals and other analyses. Revisions to the fair values, which may be significant, will be recorded by the Company as further adjustments to the purchase price allocations.

     The following table summarizes the allocation of the purchase price to the estimated fair market values of the assets acquired and liabilities assumed at the date of the acquisition:

November 1,
2006
(in thousands)
Cash	$559,406
Assets held for sale	49,165
Deferred tax assets	7,320
Other current assets	43,095
Property, plant & equipment	107,344
Goodwill	203,855
Other intangible assets	83,030
Other assets	4,037

Total assets acquired	1,057,252

Accounts payable	13,998
Current portion of long-term debt	33,036
Income taxes payable	34,117
Accrued liabilities	66,839
Deferred tax liability	69,889
Long-term debt	111,964
Other long-term liabilities	2,627

Total liabilities assumed	332,470

Net assets acquired	724,782
Less cash acquired	559,406

Net cash paid	$165,376

     The Company closed seven acquired restaurants in December 2006, twelve in March 2007, and one in April 2007. In connection with the merger with Ryan’s and the twenty restaurant closures, the Company communicated the termination of 851 employees of the acquired entities and recorded a liability for employee termination costs of $3.8 million. At April 4, 2007, 851 employees had been terminated and employee termination costs of $0.8 million had been paid. The remaining employee termination costs of approximately $3.0 million are expected to be paid during the fourth quarter of fiscal 2007. Charges related to employee termination costs and the restaurant closures were charged to goodwill pursuant to EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” The Company is in the process of finalizing restructuring actions related to this acquisition, which may result in adjustment to the purchase price or incremental restructuring charges or both.
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
     The Company incurred approximately $25.1 million in transaction and merger integration costs as of April 4, 2007. Acquisition costs of approximately $18.1 million are recorded as a component of the purchase price in the condensed consolidated balance sheets pursuant to Statement of Financial Accounting Standards No. 141, “Business Combinations.” Merger integration costs of approximately $7.0 million have been expensed as incurred and are recorded in “merger integration costs” in the condensed consolidated statements of operations.

     Unaudited pro forma consolidated results of continuing operations, as though the merger with Ryan’s had taken place at the beginning of the periods presented, are as follows (in thousands):

	Sixteen Weeks Ended				Forty Weeks Ended
	April 5, 2006		April 4, 2007		April 5, 2006		April 4, 2007
Revenue	$506,301		$509,217		$1,351,150		$1,321,529
Net loss	(5,678	)(1)	(14,397	)(2)	(20,548	)(3)	(61,716	)(4)

(1)	Pro forma net loss is increased by additional rent expense of $16.5 million related to the Sale Leaseback Transaction, as adjusted for depreciation expense on assets sold in the Sale Leaseback Transaction, and additional interest expense of $8.5 million. Pro forma net loss is reduced by general and administrative expense synergies of $0.7 million and an increase in tax benefit of $9.2 million assuming a 37.8% tax rate.

(2)	There are no pro forma adjustments necessary for the sixteen weeks ended April 4, 2007 given that Ryan’s operating results are included in the condensed consolidated statement of operations for the full sixteen-week period. Pro forma net loss has not been adjusted for nonrecurring items including loss on litigation of $6.0 million, merger integration costs of approximately $3.5 million and loss related to refinancing of $0.8 million.

(3)	Pro forma net loss is increased by additional rent expense of $41.3 million related to the Sale Leaseback Transaction, as adjusted for depreciation expense on assets sold in the Sale Leaseback Transaction, and additional interest expense of $20.7 million. Pro forma net loss is reduced by general and administrative expense synergies of $1.8 million and an increase in tax benefit of $22.8 million assuming a 37.8% tax rate.

(4)	Pro forma net loss is increased by additional rent expense of $18.6 million related to the Sale Leaseback Transaction, as adjusted for depreciation expense on assets sold in the Sale Leaseback Transaction, additional interest expense of $7.5 million and an increase in tax expense of $7.1 million assuming a 37.8% tax rate. Pro forma net loss is reduced by general and administrative expense synergies of $1.1 million and the elimination of Ryan’s loss on sale leaseback of $43.8 million during the period preceding the merger. Pro forma net loss has not been adjusted for loss on sale leaseback of $2.5 million, loss on litigation settlement of $6.0 million, merger integration costs of $7.1 million, and the loss related to refinancing of $42.6 million.
North’s Restaurants, Inc.
     On August 1, 2006, the Company’s subsidiary, OCB Restaurant Company, LLC, acquired certain assets and liabilities of North’s Restaurants, Inc. (“North’s”), primarily comprised of five buffet restaurants in California and Oregon. The purchase price was $3.3 million. In addition, the Company incurred $0.1 million of transaction costs. The acquisition was accounted for as a purchase business combination in accordance with Statement of Financial Accounting Standards (SFAS) No. 141 “Business Combinations.” No goodwill was recorded as a result of the purchase price allocation. The results of the acquired restaurants subsequent to August 1, 2006, are included in our results of operations for the sixteen and forty weeks ended April 4, 2007.
11. Income Taxes
     On November 1, 2006, the Company repurchased all of Buffets Holdings’ outstanding 13 7/8% senior discount notes, as discussed in Note 9. The Company’s repurchase of these high-yield notes favorably impacts the Company’s effective income tax rate, due to the historical impact of the non-deductible portion of the interest on these notes on the Company’s historical effective income tax rate. In addition, during the third quarter of fiscal 2007, the U.S. Congress retroactively renewed the Working Opportunity Tax Credit (“WOTC”) and other related tax credits which originally expired on December 31, 2005. This also had a favorable impact on the Company’s effective income tax rate given the cumulative catch-up on the backlog of credits that were on hold until the renewal was signed into law.
12. Related-Party Transactions
     In October 2000, the Company entered into a management agreement with an affiliate of Caxton-Iseman Investments L.P. (the “Caxton-Iseman Party”). The Caxton-Iseman Party is a majority shareholder of Buffets Restaurants Holdings, the parent company of Buffets Holdings, owning approximately 80.6% of the outstanding common stock. Under the management agreement, the Caxton-Iseman Party provides various advisory services to the Company in exchange for an annual advisory fee equal to 2% of the Company’s annual consolidated earnings before interest, taxes, depreciation and amortization. The Caxton-Iseman Party receives an additional fee for advisory services relating to particular financial transactions equal to 1% of the transaction value.

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
     In October 2000, the Company entered a management agreement with Sentinel Capital Partners, L.L.C., a minority shareholder of Buffets Restaurants Holdings owning approximately 7.1% of the outstanding common stock, under which Sentinel Capital Partners, L.L.C. provides various advisory services to the Company for an annual advisory fee of $200,000. In connection with the Company’s merger transaction with Ryan’s, Sentinel Capital Partners, L.L.C. received a fee of $0.5 million.
     Roe H. Hatlen, a founder of Buffets, Inc. and a current member on the Boards of Directors of Buffets, Inc. and Buffets Holdings, entered into an advisory arrangement with Buffets Holdings on September 28, 2000 (the “Advisory Agreement”), that had an original term expiring in December 2005. On December 13, 2005, the Advisory Agreement was amended to extend the term through June 30, 2006 at an annualized rate of compensation of $200,000. The Advisory Agreement was further amended in July 2006 to extend the term through December 31, 2006 at the same annualized rate of compensation. The Company is currently paying Mr. Hatlen an annualized rate of compensation of $200,000. In addition, Mr. Hatlen is entitled to (1) the use of certain company-provided facilities during the term of the agreement, (2) business expense (including auto expense) reimbursement arrangements during the term of the agreement, and (3) health, welfare, disability and life insurance benefits, on the same basis provided to senior executives of Buffets, Inc. until December 31, 2010. All costs are recognized as incurred in general and administrative expenses in the condensed consolidated statement of operations. Mr. Hatlen owns approximately 6.3% of the outstanding common stock of Buffets Restaurants Holdings. In connection with the Company’s merger transaction with Ryan’s, Mr. Hatlen received a fee of $0.5 million.
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
     During the course of discovery, but prior to a motion for certification of a class, the parties reached a settlement of this action in mediation in late February 2007. The precise terms of the settlement agreement are subject to continuing negotiation, and the final settlement agreement is subject to court approval. Assuming court approval, the specific amount paid by the Company in connection with the settlement of this matter is subject to the level of participation in the settlement by qualified class members. While the Company is currently not able to predict the outcome of this action or precisely estimate a range of possible loss, the Company estimates that should the court approve the settlement agreement, the Company will pay approximately $5.9 million to resolve this matter. This amount has been recorded in the Company’s accrued litigation reserve and is included in “Accrued Liabilities” in the Company’s condensed consolidated balance sheets and “Loss on Litigation Settlement” in the Company’s condensed consolidated statements of operations. Also included in the Loss on Litigation Settlement is approximately $0.1 million in attorney fees paid to the Company’s external counsel for services rendered through April 4, 2007 specifically related to negotiating the settlement.

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
     In June 2006, a lawsuit was filed in the Berkeley County (West Virginia) circuit court on behalf of three plaintiffs alleging wage and hour violations similar to the Tennessee collective-action case described in the preceding paragraph. This case seeks class-action status, but pertains only to West Virginia employees who worked for Ryan’s during the five years ending July 2006. In July 2006, Defendants removed the lawsuit to the United States District Court for the Northern District of West Virginia. In February 2007, the Court denied Plaintiffs motion to remand the matter back to West Virginia state court. The plaintiffs seek compensatory damages, penalties, restitution of unpaid wages and deductions, pre-judgment interest, costs of suit and reasonable attorneys’ fees. The complaint does not make a specific monetary demand. This action is in a preliminary stage, and the Company is currently not able to predict the outcome of this action or reasonably estimate a range of possible loss. The Company is vigorously defending this action.
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
     Ryan’s considers the Shareholder Action to be without merit. Ryan’s has, however, concluded that settling the Shareholder Action is advisable in order to avoid the expenses and distractions associated with litigation. Accordingly, subject to Court approval, Ryan’s has reached an agreement in principle with Plaintiff’s counsel to resolve the litigation by responding to certain allegations in the Amended Complaint with the information set forth in a Ryan’s Form 8-K filed on September 29, 2006. Although the Plaintiff believes the information is material, Ryan’s does not consider any of such information to be material, and included such information in its Form 8-K solely in connection with the settlement of the Shareholder Action. This settlement is pending Court approval.
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
     The following is a schedule of future minimum lease payments required under noncancelable operating leases (including the impacts of the sale leaseback transactions discussed in Note 5) as of April 4, 2007 (in thousands):

2007	$18,885
2008	111,938
2009	109,488
2010	104,002
2011	97,968
Thereafter	1,338,281

Total future minimum lease payments	$1,780,562

     Aggregate future minimum payments have not been reduced by future minimum sublease rentals of approximately $8.9 million.

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
     Rent expense was as follows (in thousands):

	For the	For the 40
	Year Ended	Weeks Ended
	June 28,	April 4,
	2006	2007
Minimum rents	$50,192	$63,922
Contingent rents	3,708	2,767
Less: Sublease rents	(2,357)	(1,773)
Deferred rents	1,123	5,983
Percentage rents	2,296	1,463

	$54,962	$72,362

     The sale leaseback leases (see Note 5) are subject to customary default provisions, including payment defaults under the leases, misrepresentations, failure to maintain insurance required under the leases, failure to comply with the other terms of the leases (subject to notice thereof and the opportunity to cure such failures), certain events of bankruptcy, insolvency or reorganization of the tenant, breaches of the guaranty by the guarantor, failure to provide certain financial information or documents, breach of tenant’s obligation not to reopen a replaced property for a two year period, and in some cases the failure to maintain certain financial requirements. The sale leaseback leases include customary assignment and sublease provisions and restrictions. Buffets, Inc. has guaranteed performance under the leases.
14. Condensed Consolidating Financial Statements
     The following unaudited condensed consolidating financial statements are presented pursuant to Rule 3-10 of Regulation S-X. Buffets, Inc. is an issuer (the “Subsidiary Issuer”) of 12 1/2% Senior Notes that are fully and unconditionally guaranteed by its parent, Buffets Holdings (the “Parent”), as well as each of its current and future domestic subsidiaries including HomeTown Buffet, Inc., OCB Restaurant Company, LLC, OCB Purchasing Co., Tahoe Joe’s, Inc., Buffets Leasing Company, LLC, HomeTown Leasing Company, LLC, OCB Leasing Company, LLC, Tahoe Joe’s Leasing Company, LLC, Ryan’s Restaurant Group, Inc., Big R Procurement Company, LLC, Fire Mountain Restaurants, LLC, Ryan’s Restaurant Leasing Company, LLC, Ryan’s Restaurant Management Group, LLC, Fire Mountain Leasing Company, LLC, Fire Mountain Management Group, LLC, and Buffets Franchise Holdings, LLC (collectively, the “Subsidiary Guarantors”). All guarantees are joint and several and Buffets, Inc. and the subsidiary guarantors are 100% owned by Buffets Holdings.
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

Condensed Consolidating Balance Sheet
As of June 28, 2006

		Subsidiary	Subsidiary
	Parent	Issuer	Guarantors	Eliminations	Consolidated
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$37	$14,068	$6,114	$—	$20,219
Receivables	1,777	485	278,857	(276,240)	4,879
Inventories	—	845	18,081	—	18,926
Prepaid expenses and other current assets	3	4,772	609	—	5,384
Deferred income taxes	64	8,774	1,486	—	10,324

Total current assets	1,881	28,944	305,147	(276,240)	59,732
PROPERTY AND EQUIPMENT, net	—	5,307	136,097	—	141,404
GOODWILL, net	—	18,730	293,433	—	312,163
OTHER INTANGIBLE ASSETS	—	—	320	—	320
DEFERRED INCOME TAXES	6,140	7,543	—	—	13,683
OTHER ASSETS, net	2,203	141,401	4,892	(137,302)	11,194

Total assets	$10,224	$201,925	$739,889	$(413,542)	$538,496

LIABILITIES AND SHAREHOLDER’S EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	—	325,540	2,788	(280,227)	48,101
Accrued liabilities	—	44,013	24,331	—	68,344
Income taxes payable	(36)	7,013	—	—	6,977
Current maturities of long-term debt	—	112	1,750	—	1,862

Total current liabilities	(36)	376,678	28,869	(280,227)	125,284
LONG-TERM DEBT, net of current maturities	99,991	21,640	339,021	—	460,652
DEFERRED LEASE OBLIGATIONS	—	1,948	26,408	—	28,356
OTHER LONG-TERM LIABILITIES	—	3,024	4,331	—	7,355

Total liabilities	99,955	403,290	398,629	(280,227)	621,647

COMMITMENTS AND CONTINGENCIES
SHAREHOLDER’S EQUITY (DEFICIT)
Common stock	31	—	—	—	31
Additional paid in capital	5	82,311	199,244	(281,555)	5
Retained earnings (accumulated deficit)	(89,767)	(283,676)	142,016	148,240	(83,187)

Total shareholder’s equity (deficit)	(89,731)	(201,365)	341,260	(133,315)	(83,151)

Total liabilities and shareholder’s equity (deficit)	$10,224	$201,925	$739,889	$(413,542)	$538,496

Condensed Consolidating Balance Sheet
As of April 4, 2007

		Subsidiary	Subsidiary
	Parent	Issuer	Guarantors	Eliminations	Consolidated
	(Unaudited)
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$37	$488	$7,842	$—	$8,367
Receivables	12,911	27,973	730,538	(762,724)	8,698
Inventories	—	845	31,452	—	32,297
Prepaid expenses and other current assets	—	6,746	13,570	—	20,316
Assets held for sale	—	—	44,108	—	44,108
Deferred income taxes	64	13,567	1,486	—	15,117

Total current assets	13,012	49,619	828,996	(762,724)	128,903
PROPERTY AND EQUIPMENT, net	—	4,771	232,845	—	237,616
GOODWILL, net	—	11,868	504,150	—	516,018
OTHER INTANGIBLE ASSETS	—	—	84,530	—	84,530
DEFERRED INCOME TAXES	—	(24,209)	24,209	—	—
OTHER ASSETS, net	38	463,579	5,726	(430,990)	38,353

Total assets	$13,050	$505,628	$1,680,456	$(1,193,714)	$1,005,420

LIABILITIES AND SHAREHOLDER’S EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	—	825,010	7,979	(763,294)	69,695
Accrued liabilities	—	59,843	75,820	—	135,663
Income taxes payable	1,778	12,973	—	—	14,751
Short-term debt	—	655	27,845	—	28,500
Current maturities of long-term debt	—	122	5,178	—	5,300

Total current liabilities	1,778	898,603	116,822	(763,294)	253,909
LONG-TERM DEBT, net of current maturities	—	18,938	954,237	(149,800)	823,375
DEFERRED INCOME TAXES	(6,140)	—	24,209	—	18,069
DEFERRED LEASE OBLIGATIONS	—	2,231	31,935	—	34,166
OTHER LONG-TERM LIABILITIES	—	2,893	6,632	—	9,525

Total liabilities	(4,362)	922,665	1,133,835	(913,094)	1,139,044

COMMITMENTS AND CONTINGENCIES
SHAREHOLDER’S EQUITY (DEFICIT)
Common stock	31	—	—	—	31
Additional paid in capital	5	82,311	198,174	(280,485)	5
Retained earnings (accumulated deficit)	17,376	(499,348)	348,447	(135)	(133,660)

Total shareholder’s equity (deficit)	17,412	(417,037)	546,621	(280,620)	(133,624)

Total liabilities and shareholder’s equity (deficit)	$13,050	$505,628	$1,680,456	$(1,193,714)	$1,005,420

Condensed Consolidating Statement of Operations
For the Sixteen Weeks Ended April 5, 2006

		Subsidiary	Subsidiary
	Parent	Issuer	Guarantors	Eliminations	Consolidated
	(In thousands)
RESTAURANT SALES	$—	$13,359	$279,225	$—	$292,584
RESTAURANT COSTS:
Food	—	4,769	96,187	—	100,956
Labor	—	4,000	81,317	—	85,317
Direct and occupancy	—	2,016	67,504	—	69,520

Total restaurant costs	—	10,785	245,008	—	255,793
ADVERTISING EXPENSES	—	334	7,004	—	7,338
GENERAL AND ADMINISTRATIVE EXPENSES	2	597	12,495	—	13,094
SHAREHOLDERS’ RIGHTS REPURCHASE	757	—	—	—	757
CLOSED RESTAURANT COSTS	—	—	4,413	—	4,413

OPERATING INCOME (LOSS)	(759)	1,643	10,305	—	11,189
INTEREST EXPENSE	3,971	741	11,607	—	16,319
INTEREST INCOME	—	(135)	—	—	(135)
OTHER INCOME	—	(293)	—	—	(293)

INCOME (LOSS) BEFORE INCOME TAXES	(4,730)	1,330	(1,302)	—	(4,702)
INCOME TAX EXPENSE (BENEFIT)	(3,303)	466	(576)	—	(3,413)

Net income (loss)	$(1,427)	$864	$(726)	$—	$(1,289)

Condensed Consolidating Statement of Operations
For the Forty Weeks Ended April 5, 2006

		Subsidiary	Subsidiary
	Parent	Issuer	Guarantors	Eliminations	Consolidated
	(In thousands)
RESTAURANT SALES	$—	$33,985	$703,611	$—	$737,596
RESTAURANT COSTS:
Food	—	12,106	237,826	—	249,932
Labor	—	10,099	202,906	—	213,005
Direct and occupancy	—	4,887	170,549	—	175,436

Total restaurant costs	—	27,092	611,281	—	638,373
ADVERTISING EXPENSES	—	1,117	23,121	—	24,238
GENERAL AND ADMINISTRATIVE EXPENSES	5	1,529	31,662	—	33,196
SHAREHOLDERS’ RIGHTS REPURCHASE	757	—	—	—	757
CLOSED RESTAURANT COSTS	—	—	5,511	—	5,511
IMPAIRMENT OF ASSETS	—	—	1,350	—	1,350

OPERATING INCOME (LOSS)	(762)	4,247	30,686	—	34,171
INTEREST EXPENSE	9,928	1,810	28,362	—	40,100
INTEREST INCOME	—	(338)	—	—	(338)
LOSS RELATED TO REFINANCING	—	647	—	—	647
OTHER INCOME	—	(777)	—	—	(777)

INCOME (LOSS) BEFORE INCOME TAXES	(10,690)	2,905	2,324	—	(5,461)
INCOME TAX EXPENSE (BENEFIT)	(5,356)	1,099	880	—	(3,377)

Net income (loss)	$(5,334)	$1,806	$1,444	$—	$(2,084)

Condensed Consolidating Statement of Operations
For the Sixteen Weeks Ended April 4, 2007

		Subsidiary	Subsidiary
	Parent	Issuer	Guarantors	Eliminations	Consolidated
	(Unaudited)
	(In thousands)
RESTAURANT SALES	$—	$12,745	$496,457	$—	$509,202
RESTAURANT COSTS:
Food	—	4,633	171,739	—	176,372
Labor	—	3,920	151,394	—	155,314
Direct and occupancy	—	2,051	128,690	—	130,741

Total restaurant costs	—	10,604	451,823	—	462,427
ADVERTISING EXPENSES	—	148	7,771	—	7,919
GENERAL AND ADMINISTRATIVE EXPENSES	—	549	21,751	—	22,300
CLOSED RESTAURANT COSTS	—	—	1,363		1,363
MERGER INTEGRATION COSTS	—	2,580	905	—	3,485
LOSS ON LITIGATION SETTLEMENT	—	6,045	—	—	6,045

OPERATING INCOME (LOSS)	—	(7,181)	12,844	—	5,663
INTEREST EXPENSE	—	1,702	26,678	—	28,380
INTEREST INCOME	—	(60)	—	—	(60)
LOSS RELATED TO REFINANCING	—	840	—	—	840
OTHER INCOME	—	(194)	—	—	(194)

INCOME (LOSS) BEFORE INCOME TAXES	—	(9,469)	(13,834)	—	(23,303)
INCOME TAX EXPENSE (BENEFIT)	(18,371)	7,867	1,598	—	(8,906)

Net income (loss)	$18,371	$(17,336)	$(15,432)	$—	$(14,397)

Condensed Consolidating Statement of Operations
For the Forty Weeks Ended April 4, 2007

		Subsidiary	Subsidiary
	Parent	Issuer	Guarantors	Eliminations	Consolidated
			(Unaudited)
			(In thousands)
RESTAURANT SALES	$—	$33,331	$995,038	$—	$1,028,369
RESTAURANT COSTS:
Food	—	11,998	343,558	—	355,556
Labor	—	10,039	298,491	—	308,530
Direct and occupancy	—	2,161	257,769	—	259,930

Total restaurant costs	—	24,198	899,818	—	924,016
ADVERTISING EXPENSES	—	741	22,127	—	22,868
GENERAL AND ADMINISTRATIVE EXPENSES	3	1,501	44,809	—	46,313
CLOSED RESTAURANT COSTS	—	—	2,922	—	2,922
MERGER INTEGRATION COSTS	—	5,815	1,184	—	6,999
LOSS ON LITIGATION SETTLEMENT	—	6,045	—	—	6,045
LOSS ON SALE LEASEBACK TRANSACTIONS	—	—	2,498	—	2,498

OPERATING INCOME (LOSS)	(3)	(4,969)	21,680	—	16,708
INTEREST EXPENSE	5,455	3,212	50,327	—	58,994
INTEREST INCOME	—	(138)	—	—	(138)
LOSS RELATED TO REFINANCING	18,044	23,081	—	—	41,125
OTHER INCOME	—	(692)	—	—	(692)

INCOME (LOSS) BEFORE INCOME TAXES	(23,502)	(30,432)	(28,647)	—	(82,581)
INCOME TAX EXPENSE (BENEFIT)	(11,431)	(11,121)	(9,556)	—	(32,108)

Net income (loss)	$(12,071)	$(19,311)	$(19,091)	$—	$(50,473)

Condensed Consolidating Statement of Cash Flows
For the Forty Weeks Ended April 5, 2006

		Subsidiary	Subsidiary
	Parent	Issuer	Guarantors	Eliminations	Consolidated
	(In thousands)
OPERATING ACTIVITIES:
Net income (loss)	$(5,334)	$1,806	$1,444	$—	$(2,084)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	2,214	22,007	—	24,221
Amortization of debt issuance costs	272	54	852	—	1,178
Accretion of original issue discount	9,656	36	565	—	10,257
Impairment of assets	—	—	1,350	—	1,350
Loss on disposal of assets	—	—	1,011	—	1,011
Changes in assets and liabilities:
Receivables	(8)	39,840	(37,751)	(505)	1,576
Inventories	—	(2)	(166)	—	(168)
Prepaid expenses and other current assets	—	2,338	(3,902)	—	(1,564)
Accounts payable	—	(1,243)	204	—	(1,039)
Accrued and other liabilities	—	(6,883)	2,495	—	(4,388)
Income taxes payable/refundable	(5,356)	(394)	—	—	(5,750)

Net cash provided by (used in) operating activities	(770)	37,766	(11,891)	(505)	24,600

INVESTING ACTIVITIES:
Purchase of property and equipment	—	(1,514)	(21,927)	—	(23,441)
Corporate cash advances (payments)	—	(48,184)	47,679	505	—
Collection of notes receivable	—	1,039	—	—	1,039
Purchase of other assets	(2)	—	(428)	—	(430)

Net cash provided by (used in) investing activities	(2)	(48,659)	25,324	505	(22,832)

FINANCING ACTIVITIES:
Repayment of debt	—	(1,021)	(15,995)	—	(17,016)
Capital Distributions	770	(770)	—	—	—
Purchase of treasury stock	(10)	—	—	—	(10)

Net cash used in financing activities	760	(1,791)	(15,995)	—	(17,026)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(12)	(12,684)	(2,562)	—	(15,258)
CASH AND CASH EQUIVALENTS, beginning of period	49	14,154	6,459	—	20,662

CASH AND CASH EQUIVALENTS, end of period	$37	$1,470	$3,897	$—	$5,404

Condensed Consolidating Statement of Cash Flows
For the Forty Weeks Ended April 4, 2007

		Subsidiary	Subsidiary
	Parent	Issuer	Guarantors	Eliminations	Consolidated
	(Unaudited)
	(In thousands)
OPERATING ACTIVITIES:
Net income (loss)	$(12,071)	$(19,311)	$(19,091)	$—	$(50,473)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	2,245	28,429	—	30,674
Amortization of debt issuance costs	140	62	2,624	—	2,826
Loss related to refinancing:
Write-off of debt issuance costs	1,992	154	6,540	—	8,686
Refinancing premiums expensed	16,052	358	15,189	—	31,599
Deferred income taxes	—	(819)	(34,791)	—	(35,610)
Accretion of original issue discount	5,315	7	301	—	5,623
Loss on disposal of assets	—	—	710	—	710
Loss on sale leaseback transaction	—	2,498	—	—	2,498
Changes in assets and liabilities:
Receivables	(12,903)	142,055	(132,013)	3,417	556
Inventories	—	—	(56)	—	(56)
Prepaid expenses and other current assets	3	(2,687)	12,347	—	9,663
Due from parent	(108)	—	108	—	—
Accounts payable	1,877	14,469	(8,807)	—	7,539
Accrued and other liabilities	—	16,994	(11,093)	—	5,901
Income taxes payable/refundable	1,814	5,960	(34,117)	—	(26,343)

Net cash provided by (used in) operating activities	2,111	161,985	(173,720)	3,417	(6,207)

INVESTING ACTIVITIES:
Proceeds from sale leaseback transactions	—	8,608	—	—	8,608
Proceeds from sale of assets held for sale	—	5,057	—	—	5,057
Issuance of notes receivable to Ryan’s	—	(149,800)	—	149,800	—
Acquisitions, net of liabilities assumed	—	(165,376)	(3,418)	—	(168,794)
Purchase of property and equipment	—	(1,036)	(25,286)	—	(26,322)
Collection of notes receivable	—	713	—	—	713
Corporate cash advances (payments)	—	380,337	(376,920)	(3,417)	—
Proceeds from sale of other assets	33	—	281	—	314

Net cash provided by (used in) investing activities	33	78,503	(405,343)	146,383	(180,424)

FINANCING ACTIVITIES:
Repayment of previous term loan facility	—	(4,187)	(177,866)	—	(182,053)
Repurchase of 11 1/4% senior subordinated notes	—	(4,158)	(176,620)	—	(180,778)
Repurchase of 13 7/8% senior discount notes	(105,306)	—	—	—	(105,306)
Repayment of Ryan’s debt	—	(145,000)	—	—	(145,000)
Proceeds from new term loan funding	—	12,190	517,810	—	530,000
Payments on new term loan funding	—	(30)	(1,295)	—	(1,325)
Proceeds from new revolver facility	—	540	22,960	—	23,500
Proceeds from 12 1/2% senior note issuance	—	6,900	293,100	—	300,000
Proceeds from promissory note	—	115	4,885	—	5,000
Debt issuance costs	—	(844)	(35,861)	—	(36,705)
Payment of refinancing premiums	(16,052)	(380)	(16,122)	—	(32,554)
Dividends	119,214	(119,214)	—	—	—
Issuance of notes receivable from parent	—	—	149,800	(149,800)	—

Net cash provided by (used in) financing activities	(2,144)	(254,068)	580,791	(149,800)	174,779

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	(13,580)	1,728	—	(11,852)
CASH AND CASH EQUIVALENTS, beginning of period	37	14,068	6,114	—	20,219

CASH AND CASH EQUIVALENTS, end of period	$37	$488	$7,842	$—	$8,367

     ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     You should read the following discussion in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report. Unless the context indicates or requires otherwise, (i) the term “Buffets Holdings” refers to Buffets Holdings, Inc.; (ii) the term “Buffets” refers to Buffets, Inc., our principal operating subsidiary; (iii) the terms “we,” “our,” “ours,” and the “Company” refer to Buffets Holdings, Inc. and its subsidiaries. Some of the statements in the following discussion are forward-looking statements. See “Forward-Looking Statements and Risk Factors.” Historical results will not be indicative of future results due to the consummation of the merger transaction with Ryan’s Restaurant Group, Inc. (“Ryan’s”) and the related refinancing of our indebtedness and Ryan’s indebtedness.
Overview
     We are the nation’s largest buffet restaurant chain and the second largest company in the family dining segment. Our restaurants are principally operated under the names Ryan’s®, Fire Mountain®, Old Country Buffet® and HomeTown Buffet®. As of April 4, 2007, we had 644 company-owned restaurants and eighteen franchised locations in 42 states.

Restaurants operating as of June 28, 2006	338
For the 40 week period ended April 4, 2007:
Restaurants opened	—
Restaurants closed	26
Restaurants acquired	332

Restaurants operating as of April 4, 2007	644
     Buffets was founded in 1983 to develop buffet-style restaurants under the name Old Country Buffet®. In October 1985, Buffets completed its initial public offering and was listed on The NASDAQ National Market. In September 1996, Buffets merged with HomeTown Buffet, Inc., which was developed by one of Buffets’ co-founders and had 80 company-owned HomeTown Buffet® restaurants in eleven states and nineteen franchised restaurants in eight states. In October 2000, Buffets was acquired by Buffets Holdings, a company organized by investment funds affiliated with Caxton-Iseman Capital, Inc., in a buyout from public shareholders. On November 1, 2006, Buffets merged with Ryan’s Restaurant Group, Inc. (“Ryan’s”), the largest publicly traded buffet restaurant operator in the nation with 328 restaurants in 23 states, whereby Ryan’s became a wholly-owned subsidiary of Buffets.
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

     The following is a description of the line items from our condensed consolidated statements of operations:
•	We recognize as restaurant sales the proceeds from the sale of food and beverages at our company-owned restaurants at the time of such sale. We recognize the proceeds from the sale of gift certificates/cards when the gift certificates/cards are redeemed at our restaurants. Until redemption, the unearned revenue from the sale of gift certificates/cards is included in accrued liabilities on our consolidated balance sheets. Our franchise income includes royalty fees and initial franchise fees received from our franchisee. We recognize royalty fees as other income based on the sales reported at the franchise restaurants.

•	Restaurant costs reflect only direct restaurant operating costs, including food, labor and direct and occupancy costs. Labor costs include compensation and benefits for both hourly and restaurant management employees. Direct and occupancy costs consist primarily of costs of supplies, maintenance, utilities, rent, real estate taxes, insurance, depreciation and amortization.

•	Advertising expenses reflect all advertising and promotional costs.

•	General and administrative expenses reflect all costs, other than advertising expenses, not directly related to the operation of restaurants. These expenses consist primarily of corporate administrative compensation and overhead, district and regional management compensation and related expenses and the costs of recruiting, training and supervising restaurant management personnel.

•	Closed restaurant costs represent costs associated with store closure of underperforming restaurants, including, but not limited to lease termination costs and obligations and employee termination costs.

•	Impairment of assets reflects fair market adjustments to the carrying value of long-lived assets, primarily comprised of leasehold improvements and equipment.

•	Merger integration costs represent professional fees and employee travel and expenses related to integration activities associated with the merger with Ryan’s.

•	Shareholders’ rights repurchase reflects the costs associated with the repurchase of certain rights associated with shares of common stock previously held by former management shareholders who separated from the company.

•	Loss on litigation settlement represents the costs associated with the settlement of a class action lawsuit against HomeTown Buffet, Inc. and OCB Restaurant Company, LLC.

•	Loss on sale leaseback transaction reflects transaction costs and net impairment losses associated with the sale and leaseback of the leasehold interests and leasehold improvements of seven restaurants relating to the November 1, 2006 refinancing.

•	Interest expense reflects interest costs associated with our debt and amortization of debt issuance cost. Interest expense also reflects accretion of original issuance discount on our 11 1/4% senior subordinated notes and 13 7/8 % senior discount notes, which were repurchased on November 1, 2006.

•	Interest income reflects interest earned on our short-term investments.

•	Loss related to refinancing for fiscal years 2006 and 2007 represents transaction costs associated with amendments to Buffets’ Amended and Restated Credit Agreement in fiscal year 2006, repurchasing or redeeming our 11 1/4% senior subordinated notes and 13 7/8 % senior discount notes on November 1, 2006 and transaction costs associated with an amendment to our credit facility in March 2007.

•	Other income primarily reflects franchise fees earned.

•	Income tax expense (benefit) reflects the current and deferred tax provision (benefit) determined in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.”

Recent Developments
Merger with Ryan’s Restaurant Group, Inc.
     On November 1, 2006, Buffets and Ryan’s, a South Carolina corporation, announced that we completed the previously announced merger of Buffets Southeast, Inc., a South Carolina corporation and wholly owned subsidiary of Buffets and Ryan’s in a cash transaction valued at approximately $834.0 million, including debt that was repaid at closing. Pursuant to the Agreement and Plan of Merger, dated as of July 24, 2006, by and among Buffets, Ryan’s and Buffets Southeast, Inc. (the “Merger Agreement”), Buffets Southeast, Inc. merged with and into Ryan’s, with Ryan’s remaining as the surviving corporation (the “Merger”). As a result of the Merger, Ryan’s became a wholly-owned subsidiary of Buffets, Inc., headquartered in Eagan, Minnesota, now operates 644 restaurants in 39 states, principally under the Ryan’s®, Fire Mountain®, Old Country Buffet® and HomeTown Buffet® brands. Ryan’s operates as a separate division of Buffets.
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
     In conjunction with the Merger, Buffets refinanced its outstanding indebtedness by:
•	securing a new $640.0 million senior secured credit agreement (the “Credit Facility”) comprised of (i) a $530.0 million senior secured term loan facility (the “Term Facility”), (ii) a $40.0 million senior secured revolving credit facility (the “Revolving Facility”), and (iii) a $70.0 million senior secured pre-funded synthetic letter of credit facility (see Note 9 to our condensed consolidated financial statements for details regarding the subsequent conversion of this facility to a synthetic revolving facility), and

•	issuing $300.0 million of its 12 1/2% Senior Notes due 2014 (the “12 1/2% Senior Notes”) pursuant to an indenture, dated as of November 1, 2006 (the “Indenture”).
     Buffets used the proceeds of (i) $530.0 million from borrowings under the Term Facility, (ii) $5.0 million from borrowings under the Revolving Facility, (iii) $300.0 million from the issuance of its 12 1/2% Senior Notes, (iv) $566.8 million from a sale leaseback transaction whereby it sold the land (or, in certain cases, underlying ground leases) and related improvements with respect to approximately 275 Ryan’s restaurants and seven Buffets restaurants and simultaneously leased the properties back, (the “Sale Leaseback Transaction”) and approximately (v) $9.0 million of cash on hand to:
•	pay $704.6 million to purchase the outstanding shares of Ryan’s common stock,

•	repay $146.9 million of Ryan’s outstanding debt (including accrued interest and breakage fees),

•	repay $196.4 million of existing indebtedness of Buffets, Inc. under its existing credit facility (including accrued interest and breakage fees),

•	repurchase $195.3 million of Buffets’ 11 1/4% senior subordinated notes (including accretion of original issue discount and early redemption premiums),

•	repurchase $121.5 million of Buffets Holdings’ 13 7/8% senior discount notes (including accretion of original issue discount and early redemption premiums), and

•	pay approximately $46.1 million for transaction fees and expenses.
     In addition to the fees and expenses paid at closing, the Company incurred approximately $31.2 million of transaction closing fees and expenses that were paid subsequent to the transaction close date.
     In the Sale Leaseback Transaction, Buffets and Ryan’s, as applicable, conveyed the land (or, in certain cases, underlying ground leases) and related improvements with respect to those properties to the buyer/lessor, and simultaneously leased those properties back pursuant to unitary and individual leases, each for an initial lease term of approximately 20 years, with four renewal terms of five years, except with respect to ground lease sites. The purchase price for the portfolio of sale leaseback properties was approximately $566.8 million. The annual net rent payable under the leases is equal to the purchase price multiplied by a 10.15% cap rate, subject to annual increases of two times the Consumer Price Index, as defined therein, (but in no event greater than 2%), and, if the term of the leases are renewed, subject to further increases during some of the renewal terms based upon the then current fair market rental value. See Note 5 for further discussion of the Sale Leaseback Transaction.

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
     Ryan’s considers the Shareholder Action to be without merit. Ryan’s has, however, concluded that settling the Shareholder Action is advisable in order to avoid the expenses and distractions associated with litigation. Accordingly, subject to Court approval, Ryan’s has reached an agreement in principle with Plaintiff’s counsel to resolve the litigation by responding to certain allegations in the Amended Complaint with the information set forth in a Ryan’s Form 8-K filed on September 29, 2006. Although the Plaintiff believes the information is material, Ryan’s does not consider any of such information to be material, and included such information in its Form 8-K solely in connection with the settlement of the Shareholder Action. This settlement is pending Court approval.
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
     During the first 40 weeks of fiscal 2006, we recognized a loss of approximately $1.4 million related to the impairment of long-lived assets for 16 restaurants. There were no impairment charges recognized during the third quarter or the first 40 weeks of fiscal 2007.

     Goodwill and Other Intangible Assets
     The Company tests the recoverability of goodwill and other intangible assets annually or whenever events or circumstances indicate that the carrying amount may not be recoverable. Goodwill and other intangible assets are deemed to be impaired if the fair value of a reporting unit is less than its carrying value. If goodwill or other intangible assets are determined to be impaired, the loss is measured as the amount by which the carrying amounts of a reporting unit’s goodwill or other intangible assets exceeds their implied fair value. The fair value of a reporting unit is an estimate based on assumptions regarding its future cash flows. In the event that these assumptions change in the future, the Company may be required to record impairment charges related to its goodwill or other intangible assets. No impairment charges were recorded in the first forty weeks of fiscal years 2006 and 2007.
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
Closed Restaurant Reserve
     We maintain a closed restaurant reserve for restaurants that are no longer being utilized in current operations. The closed restaurant costs are principally comprised of our estimates of lease termination costs and obligations, net of sublease and other cash receipts, and employee termination costs. Many factors including the local business environment, other available lease sites, the ability to secure subleases, the creditworthiness of subtenants, and our success at negotiating early termination agreements with lessors are considered in establishing the accruals. Adjustments to the reserve primarily relate to changes in subtenant income or actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which the changes become known. The store closing reserve (current and noncurrent in aggregate) was $2.8 million and $1.8 million as of June 28, 2006 and April 4, 2007, respectively.
     We closed five underperforming Old Country Buffet® restaurants and one HomeTown Buffet® restaurant in the forty week period ended April 4, 2007. Cash charges were incurred related to these restaurant closures of approximately $1.5 million. These charges included approximately $1.1 million related to lease termination costs and obligations, $0.2 million related to employee termination costs and $0.2 million related to other associated costs. Non-cash charges related to these closures were approximately $0.3 million. These charges were expensed as incurred pursuant to SFAS 146 and are recorded in “closed restaurant costs” in the consolidated statements of operations. In addition, we closed sixteen Ryan’s® restaurants and four Fire Mountain® restaurants between November 1, 2006 (acquisition date) and April 4, 2007. Charges related to these twenty restaurants were charged to goodwill pursuant to EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” See Note 10 to the condensed consolidated financial statements elsewhere in this report for further discussion of our merger with Ryan’s.
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

Gift Cards
     We sell plastic gift cards and paper gift certificates to our customers. Proceeds from the sale of gift cards/certificates are initially recorded as a liability when received. Revenues from the sale of gift cards at our restaurants are recognized upon redemption. In estimating the related gift card liability, we analyze historical trends to derive our estimates of future gift card redemption patterns. The assumptions and activity are closely monitored for changes in escheatment laws and redemption patterns. We adjust our gift card liability based on historical and expected non-redemption trends. These adjustments are classified within direct and occupancy costs in our consolidated statements of operations. Our gift card/certificate liability was $4.0 million and $5.9 million as of June 28, 2006 and April 4, 2007, respectively.
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
     For purposes of determining the estimated fair value of share-based payment awards on the date of grant under SFAS 123(R), we use the Black-Scholes option-pricing model (“Black-Scholes Model”). The Black-Scholes Model requires the input of certain assumptions that involve judgment. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect the fair value estimates, the available option pricing models may not provide a reliable single measure of the fair value of our employee stock options. We are unable to reasonably estimate the fair value of our equity awards and similar instruments because it is not practicable for us to estimate the expected volatility of its share price. Therefore, we calculate volatility based using the historical volatility of publicly traded companies within the family dining segment of the restaurant industry in order to determine the estimated fair value of our equity awards. SFAS 123(R) refers to this method as the calculated value method of estimating fair value.
     There was no financial statement impact associated with the adoption of SFAS 123(R) and we did not recognize or record any share-based compensation for the sixteen-week or forty week period ending April 4, 2007.
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
Merger Integration Costs
     We incurred approximately $25.1 million in transaction and merger integration costs as of April 4, 2007 related to the Ryan’s merger. Acquisition costs of approximately $18.1 million are recorded as a component of the purchase price in the condensed consolidated balance sheets pursuant to Statement of Financial Accounting Standards No. 141, “Business Combinations.” Merger integration costs of approximately $7.0 million have been expensed as incurred and are recorded in “merger integration costs” in the condensed consolidated statements of operations.

Results of Operations
     The following discussion reflects our historical results for the 16-week periods ended April 5, 2006 and April 4, 2007. Our operating results include the impact of Ryan’s operations and the impact of the related refinancing of our indebtedness and Ryan’s indebtedness for the entire sixteen-week period ended April 4, 2007, but exclude the impact of Ryan’s operations and related refinancing for the sixteen weeks ended April 5, 2006. Our future results may not be consistent with our historical results. The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report.

	Sixteen Weeks Ended
	April 5,	April 4,
	2006	2007
	(dollars in thousands)
Significant items that impacted results of operations:
Shareholders’ rights repurchase (1)	$757	$—
Closed restaurant costs (2)	4,413	1,363
Merger integration costs (3)	—	3,485
Loss on litigation settlement (4)	—	6,045
Loss related to refinancing (5)	—	840

(1)	Shareholders’ rights repurchase reflects the costs of the repurchase of certain rights associated with shares of common stock previously held by former management shareholders who separated from the Company.

(2)	Closed restaurant costs were approximately $1.4 million and $4.4 million for the third quarter of fiscal 2007 and fiscal 2006, respectively. We closed fourteen underperforming restaurants in the sixteen-week period ended April 4, 2007. Charges related to thirteen restaurants were treated as a liability assumed pursuant to EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” See Note 10 to the condensed consolidated financial statements elsewhere in this report for further discussion of our merger with Ryan’s. For the remaining one restaurant, cash charges were incurred related to this restaurant closure of approximately $0.2 million. This charge included approximately $0.1 million related to lease termination costs and obligations and $0.1 million related to employee termination costs and other associated costs. In addition, non-cash charges related to this closure were approximately $0.1 million. The remaining charges of approximately $1.1 million relate to changes in reserve estimates related to previously closed stores, terminations of sublease agreements and other related costs.

We closed sixteen underperforming restaurants in the sixteen-week period ended April 5, 2006. We incurred cash charges related to these store closures of approximately $3.8 million. These charges includes approximately $3.2 million related to lease termination costs and obligations, $0.4 million related to employee termination costs and $0.2 million related to other associated costs. Non-cash charges related to these closures were approximately $0.1 million.

(3)	Merger integration costs represent professional fees and employee travel and expenses related to integration activities associated with the merger with Ryan’s.

(4)	Loss on litigation settlement represents the costs associated with the settlement of a class action lawsuit against HomeTown Buffet, Inc. and OCB Restaurant Company, LLC. The precise terms of the settlement are subject to continuing negotiation, and the final settlement is subject to court approval. While we are currently not able to predict the outcome of this action or precisely estimate a range of possible loss, we estimate that should the court approve the settlement agreement, the company will pay approximately $6.0 million to resolve this matter.

(5)	Loss related to refinancing represents transaction fees incurred in conjunction with an amendment to our Credit Facility in March 2007. See “Liquidity and Capital Resources” elsewhere in this report for further details regarding this amendment.

     The following table sets forth our results of operations based on the percentage relationship of the items listed to our restaurant sales during the periods shown:

	Sixteen Weeks Ended
	April 5, 2006		April 4, 2007
	(dollars in thousands)
Restaurant sales	$292,584	100.0%	$509,202	100.0%
Restaurant costs	255,793	87.4	462,427	90.8
Advertising expenses	7,338	2.5	7,919	1.6
General and administrative expenses	13,094	4.5	22,300	4.4
Shareholders’ rights repurchase	757	0.3	—	—
Closed restaurant costs	4,413	1.5	1,363	0.3
Merger integration costs	—	—	3,485	0.7
Loss on litigation settlement	—	—	6,045	1.2

Operating income	11,189	3.8	5,663	1.1
Interest expense	16,319	5.6	28,380	5.6
Interest income	(135)	(0.0)	(60)	(0.0)
Loss related to refinancing	—	—	840	0.2
Other income	(293)	(0.1)	(194)	(0.0)

Loss before income taxes	(4,702)	(1.6)	(23,303)	(4.6)
Income tax benefit	(3,413)	(1.2)	(8,906)	(1.7)

Net loss	$(1,289)	(0.4)	$(14,397)	(2.8)

Certain percentage amounts do not sum to total due to rounding.
     Restaurant Sales. Restaurant sales increased $216.7 million, or 74.0%, during the sixteen weeks ended April 4, 2007 over the comparable prior year period, primarily due to the merger with Ryan’s. Excluding Ryan’s restaurant sales, restaurant sales decreased $9.9 million, or 3.4%, during the third quarter of fiscal 2007.
     Average weekly sales for the third quarter of fiscal 2007 for the Buffets brand restaurants, which include the Old Country Buffet® and HomeTown Buffet® brands, decreased approximately 0.7% to $52,097 as compared to the comparable prior year period. Same-store sales for the third quarter of fiscal 2007 decreased by 2.1% for the Buffets brand restaurants as compared to the prior year. This decrease was primarily attributable to a 4.7% decline in guest traffic, partially offset by a 2.6% increase in average check. Average weekly sales for the third quarter of fiscal 2007 for the Ryan’s brand restaurants, which include the Ryan’s® and Fire Mountain® brands, decreased by 7.2% to $44,406 as compared to the comparable prior year period. Same-store sales for the third quarter decreased by 8.7% for the Ryan’s brand restaurants as compared to the prior year. This decrease was primarily attributable to a 9.6% decline in guest traffic, partially offset by a 0.9% increase in average check. Same-store sales calculations reflect those restaurants that have been in operation for at least eighteen operating periods.
     Restaurant Costs. Restaurant costs for the third quarter of fiscal 2007 increased $206.6 million, or 80.8%, over the comparable prior year period, primarily due to the merger with Ryan’s. Restaurant costs as a percentage of sales increased by 340 basis points compared with the comparable prior year period. Excluding the restaurants acquired in the merger with Ryan’s, restaurant costs increased 170 basis points as a percentage of sales for the third quarter of fiscal 2007 compared with the prior year period.
     Total food costs increased $75.4 million, or 74.7%, during the sixteen weeks ended April 4, 2007 over the comparable prior year period, primarily due to the merger with Ryan’s. Food costs as a percentage of sales for the Ryan’s brand restaurants are consistent with our existing Buffets brand restaurants. Food costs increased 10 basis points as a percentage of sales during the third quarter of fiscal 2007 as compared to the prior year period primarily due to our seafood offerings. Our steak costs have improved over the comparable prior year period, however, we experienced higher seafood costs during the third quarter due to our seafood promotion.
     Labor costs increased $70.0 million, or 82.0%, during the sixteen weeks ended April 4, 2007 over the comparable prior year period, primarily due to the merger with Ryan’s. Labor costs increased 130 basis points as a percentage of sales during the third quarter of fiscal 2007 as compared to the prior year period, primarily due to a higher labor complement in the Ryan’s system than our historical average labor complement. Excluding the restaurants acquired in the Ryan’s merger, labor costs increased 60 basis points as a percentage of sales, primarily due to wage inflation as a result of minimum wage increases in several states effective January 1, 2007 and other modest wage increases.

     Direct and occupancy costs increased $61.2 million, or 88.1%, during the sixteen weeks ended April 4, 2007 over the comparable prior year period, primarily due to the merger with Ryan’s. Direct and occupancy costs increased by 190 basis points as a percentage of sales primarily due to higher direct and occupancy costs as a percentage of sales in the Ryan’s system than our historical average. Excluding the restaurants acquired in the merger with Ryan’s, direct and occupancy costs increased 60 basis points as a percentage of sales for the third quarter of fiscal 2007 compared to the prior year period due to tightened sales leverage, resulting from the fixed-cost nature of our occupancy costs over a declining sales base.
     Advertising Expenses. Advertising costs increased $0.6 million during the third quarter of fiscal 2007 versus the comparable quarter in the prior year, but decreased 90 basis points as a percentage of sales. Historically, Ryan’s did not incur significant media advertising expenditures so the inclusion of Ryan’s sales with little advertising spend significantly improved the sales leverage of this cost category. We intend to continue to test advertising at Ryan’s and, if successful, expect to expand our advertising plan to include Ryan’s going forward.
     General and Administrative Expenses. General and administrative expenses increased $9.2 million, or 70.3%, during the sixteen weeks ended April 4, 2007, primarily due to the merger with Ryan’s. General and administrative expenses decreased 10 basis points as a percentage of sales during the third quarter of fiscal 2007 as compared to the comparable period in the prior year, due to cost synergies realized in connection with the Ryan’s merger, partially offset by tightened sales leverage resulting from the fixed-cost nature of these costs over a declining sales base.
     Interest Expense. Interest expense increased $12.1 million during the third quarter of fiscal 2007 versus the comparable prior year period primarily due to the significant increase in our long-term debt balances as the result of our debt refinancing on November 1, 2006. Interest expense was flat as a percentage of sales for the third quarter of fiscal 2007 versus the comparable prior year period.
     Income Taxes. Income tax benefit increased 50 basis points as a percentage of sales for the sixteen weeks ended April 4, 2007 compared to the sixteen weeks ended April 5, 2006, principally due to an increase in loss before income taxes. The decrease in the projected annualized effective tax rate was largely attributable to the Company’s repurchase of its outstanding 13 7/8% senior discount notes on November 1, 2006 due to the historical impact of the non-deductible portion of the interest on these notes, and the renewal of Working Opportunities Tax Credits (“WOTC”) and other related tax credits by the U.S. Congress during our third fiscal quarter. As such, the annualized effective tax rate applied to our third quarter pretax income includes a cumulative catch-up on the backlog of credits that were on hold until the renewal was signed into law.
The following discussion reflects our historical results for the 40-weeks periods ended April 5, 2006 and April 4, 2007. Our operating results include the impact of Ryan’s operations from November 1, 2006, the merger date, to April 4, 2007 and the impact of the related refinancing of our indebtedness and Ryan’s indebtedness. Our future results may not be consistent with our historical results. The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report.

	Forty Weeks Ended
	April 5,	April 4,
	2006	2007
	(dollars in thousands)
Significant items that impacted results of operations:
Shareholders’ rights repurchase (1)	$757	$—
Closed restaurant costs (2)	5,511	2,922
Impairment of assets (3)	1,350	—
Loss related to refinancing (4)	647	41,125
Merger integration costs (5)	—	6,999
Loss on litigation settlement (6)	—	6,045
Loss on sale leaseback transactions (7)	—	2,498

(1)	Shareholders’ rights repurchase reflects the costs of the repurchase of certain rights associated with shares of common stock previously held by former management shareholders who separated from the Company.

(2)	Closed restaurant costs were $2.9 million during the first forty weeks of fiscal 2007 as compared to $5.5 million for the comparable prior year period. The decrease was due in large part due to the closure of six under performing Old Country Buffet® and HomeTown Buffet® restaurants in the first forty weeks of fiscal 2007 compared with eighteen store closures in the comparable prior year period. Cash charges were incurred related to these restaurant closures of approximately $1.5 million. These charges included approximately $1.1 million related to lease termination costs and obligations, $0.2 million related to employee termination costs and $0.2 million related to other associated costs. In addition, non-cash charges related to these closures were approximately $0.3 million. The remaining charges of approximately $1.1 million relate to changes in reserve estimates related to previously closed stores, terminations of sublease agreements and other related costs. In addition, the Company closed twenty Ryan’s® and Fire Mountain® restaurants between November 1, 2006 (acquisition date) and April 4, 2007. Charges related to these twenty restaurants were charged to goodwill pursuant to EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” See Note 10 to the condensed consolidated financial statements elsewhere in this report for further discussion of the Company’s merger with Ryan’s.

(3)	During the first forty weeks of fiscal 2006, we recognized a loss of approximately $1.4 million related to impairments of the carrying value of our long-lived assets for sixteen under-performing restaurants.

(4)	Effective as of July 28, 2005, we entered into Amendment No. 1, dated as of April 6, 2005, to Buffets, Inc.’s Amended and Restated Credit Agreement, dated as of February 20, 2004. In connection with this amendment, we incurred $0.6 million in transaction fees during the first quarter of fiscal 2006. On November 1, 2006, due to the merger with Ryan’s, we refinanced our long-term debt. In connection with this refinancing, we wrote off approximately $30.6 million of cumulative debt discount related to our senior subordinated notes and senior discount notes and approximately $8.7 million of debt issuance costs related to the predecessor Credit Facility, senior subordinated notes and senior discount notes. The remaining charges represent transaction fees, including $0.8 million incurred in conjunction with an amendment to our Credit Facility in March 2007. See “Liquidity and Capital Resources” elsewhere in this report for further details regarding this amendment.

(5)	Merger integration costs represent professional fees, employee travel and expenses and other charges related to integration activities associated with the merger with Ryan’s.

(6)	Loss on litigation settlement represents the costs associated with the settlement of a class action lawsuit against HomeTown Buffet, Inc. and OCB Restaurant Company, LLC. The precise terms of the settlement are subject to continuing negotiation, and the final settlement is subject to court approval. While we are currently not able to predict the outcome of this action or precisely estimate a range of possible loss, we estimate that should the court approve the settlement agreement, the company will pay approximately $6.0 million to resolve this matter.

(7)	During the first forty weeks of fiscal 2007, we entered into a sale leaseback transaction whereby we transferred our leasehold interests and leasehold improvements with respect to seven restaurants to a third party for net proceeds of approximately $8.4 million. We simultaneously entered into long-term leases for those restaurants with an aggregate initial annual rent of approximately $0.9 million. In connection with this sale leaseback transaction, we recorded a loss of approximately $2.5 million primarily to reflect the impairment of certain of the properties for which the net proceeds were less than the book value of the leasehold assets. In addition, the net proceeds for certain of the properties were greater than the book value of the leasehold assets resulting in a deferred gain of approximately $0.9 million. The deferred gain will be accreted over the life of the respective restaurant leases, ranging from 19 to 21 years.
The following table sets forth our results of operations based on the percentage relationship of the items listed to our restaurant sales during the periods shown:

	Forty Weeks Ended
	April 5, 2006		April 4, 2007
	(dollars in thousands)
Restaurant sales	$737,596	100.0%	$1,028,369	100.0%
Restaurant costs	638,373	86.5	924,016	89.9
Advertising expenses	24,238	3.3	22,868	2.2
General and administrative expenses	33,196	4.5	46,313	4.5
Closed restaurant costs	5,511	0.7	2,922	0.3
Impairment of assets	1,350	0.2	—	—
Merger integration costs	—	—	6,999	0.7
Shareholders’ rights repurchase	757	0.1	—	—
Loss on litigation settlement	—	—	6,045	0.6
Loss on sale leaseback transactions	—	—	2,498	0.2

Operating income	34,171	4.6	16,708	1.6
Interest expense	40,100	5.4	58,994	5.7
Interest income	(338)	(0.0)	(138)	0.0
Loss related to refinancing	647	0.1	41,125	4.0
Other income	(777)	(0.1)	(692)	(0.1)

Loss before income taxes	(5,461)	(0.7)	(82,581)	(8.0)
Income tax expense (benefit)	(3,377)	(0.5)	(32,108)	(3.1)

Net loss	$(2,084)	(0.3)	$(50,473)	(4.9)

Certain percentage amounts do not sum to total due to rounding.

     Restaurant Sales. Restaurant sales for the 40 weeks ended April 4, 2007 increased $290.8 million, or 39.4%, compared with the 40 weeks ended April 5, 2006, primarily due to the merger with Ryan’s. Excluding the restaurants acquired in the merger with Ryan’s, restaurant sales declined $20.5 million, or 2.8%, during the first 40 weeks of fiscal 2007.
     Average weekly sales for the first 40 weeks of fiscal 2007 for the Buffets brand restaurants, which include the Old Country Buffet® and HomeTown Buffet® brands, increased approximately 1.2% to $52,761 as compared to the comparable prior year period. Same-store sales for the first 40 weeks of fiscal 2007 decreased by 0.7% for the Buffets brand restaurants as compared to the prior year. This decrease was primarily attributable to a 3.5% decline in guest traffic, partially offset by a 2.8% increase in average check. Average weekly sales on a pro forma basis for the first 40 weeks of fiscal 2007 for the Ryan’s brand restaurants, which include the Ryan’s® and Fire Mountain® brands for the full 40 week period, decreased by 5.3% to $44,144 as compared to the comparable prior year period. Same-store sales on a pro forma basis for the first 40 weeks of fiscal 2007 for the Ryan’s brand restaurants, which include the Ryan’s® and Fire Mountain® brands for the entire 40 week period, decreased by 6.1% as compared to the prior year. This decrease was primarily attributable to a 7.2% decline in guest traffic, partially offset by a 1.1% increase in average check. Same-stores sales calculations reflect those restaurants that have been in operation for at least eighteen operating periods.
     Restaurant Costs. Restaurant costs for the first forty weeks of fiscal 2007 increased $285.6 million, or 44.8%, primarily due to the merger with Ryans. Restaurant costs as a percentage of sales increased 340 basis points compared with the comparable prior year period. Excluding the restaurants acquired in the merger with Ryan’s, restaurant costs increased 170 basis points as a percentage of sales for the same time period.
     Food costs increased $105.6 million, or 42.3%, during the first 40 weeks of fiscal 2007 primarily due to the merger with Ryan’s. Food costs as a percentage of sales for the Ryan’s brand restaurants are consistent with our existing Buffets brand restaurants. Food costs increased 70 basis points as a percentage of sales during the first 40 weeks of fiscal 2007 as compared to the prior year period primarily due to our shrimp and seafood offerings. Our steak costs have improved over the comparable prior year period, however, we are experiencing higher shrimp and seafood costs due to the increased frequency of our shrimp offerings and our third quarter seafood promotion. We expanded the frequency of our shrimp offerings in the third and fourth quarters of fiscal 2006 and we have continued to offer shrimp more frequently in the first three quarters of fiscal 2007 compared with the prior year.
     Labor costs increased $95.5 million, or 44.8%, during the first 40 weeks in fiscal 2007 primarily due to the merger with Ryan’s. Labor costs increased 110 basis points as a percentage of sales than those experienced in the comparable prior year period primarily due to a higher labor complement in the Ryan’s system than our historical average labor complement. Excluding the restaurants acquired in the merger with Ryan’s, labor costs increased 30 basis points, primarily due to wage inflation as a result of minimum wage increases in several states effective January 1, 2007 and other modest wage increases.
     Direct and occupancy costs increased $84.5 million, or 48.2%, primarily due to the merger with Ryan’s. Direct and occupancy costs increased by 150 basis points as a percentage of sales versus the comparable period in the prior year primarily due to higher direct and occupancy costs as a percentage of sales in the Ryan’s system than our historical average. Excluding the restaurants acquired in the merger with Ryan’s, direct and occupancy costs increased 50 basis points as a percentage of sales due to tightened sales leverage, resulting from the fixed-cost nature of our occupancy costs over a declining sales base.
     Advertising Expenses. Advertising costs decreased $1.4 million, or 110 basis points as a percentage of sales, during the first forty four weeks of fiscal 2007 versus the comparable period in the prior year. Historically, Ryan’s did not incur significant media advertising expenditures. We intend to continue to test advertising at Ryan’s and, if successful, expect to expand our advertising plan to include Ryan’s going forward.
     General and Administrative Expenses. General and administrative expenses increased $13.1 million, or 39.5%, during the 40 weeks ended April 6, 2007, primarily due to the merger with Ryan’s. General and administrative expenses was flat as a percentage of sales during the first 40 weeks of fiscal 2007 as compared to the comparable period in the prior year.

     Interest Expense. Interest expense increased $18.9 million, or 30 basis points as a percentage of sales, during the third quarter of fiscal 2007 versus the comparable prior year period primarily due to higher interest rates on our term loans and higher accreted balances of our senior subordinated and senior discount notes for the first eighteen weeks of fiscal 2007, as well as the significant increase in our long-term debt balances as the result of our debt refinancing on November 1, 2006.
     Income Taxes. Income tax benefit increased 260 basis points as a percentage of sales for the 40 weeks ended April 4, 2007 compared to the 40 weeks ended April 5, 2006, principally due to an increase in loss before income taxes. The decrease in the projected annualized effective tax rate was largely attributable to the Company’s repurchase of its outstanding 13 7/8% senior discount notes on November 1, 2006, due to the historical impact of the non-deductible portion of the interest on these notes, and the renewal of WOTC and other related tax credits by the U.S. Congress during our third fiscal quarter. As such, the annualized effective tax rate applied to our pretax income for the first 40 weeks of fiscal 2007 includes a cumulative catch-up on the backlog of credits that were on hold until the renewal was signed into law.
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
     Cash flows generated from our operating activities provide us with a significant source of liquidity. Our sales are primarily for cash or credit and settlement occurs within a few days. Our cash flow from operations is used for debt service payments, capital expenditures, including remodeling initiatives, payments to vendors and general corporate purposes. Vendors are paid on terms ranging from 14 to 35 days. In addition to cash flows from operations, revolving credit loans and swingline loans are available to us under our credit facility. Letters of credit issued under the letter of credit facility are also available to us to support payment obligations incurred for our general corporate purposes. Our favorable vendor terms relative to the timing of our cash receipts allow us to voluntarily accelerate our debt repayments, which in turn causes a significant working capital deficit.
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
     Operating Activities. Net cash used in operating activities was $6.2 million for the 40 weeks ended April 4, 2007 and net cash provided by operating activities was $24.6 million for the 40 weeks ended April 5, 2006. The overall decline in net cash provided by (used in) operating activities is primarily attributable to increases in cash payments for interest, income taxes and non-capitalizable merger integration costs related to the merger with Ryan’s. Net cash used in operating activities was lower than the net loss for the first 40 weeks of fiscal 2007 principally due to the effect of noncash depreciation and amortization, write-off of debt issuance costs, premiums expensed on our debt refinancing, accretion of original issue discount, the collection of long term deposit of $10.0 million, and the sale of company owned life insurance contracts of $4.8 million. Net cash provided by operating activities exceeded net loss for the first 40 weeks of fiscal 2006 principally due to the effect of noncash depreciation and amortization, accretion of original issue discount, and loss related to the impairment of assets.
     Investing Activities. Net cash used in investment activities was $180.4 million for the 40 weeks ended April 4, 2007 and $22.8 million for the 40 weeks ended April 5, 2006. During the first 40 weeks of fiscal 2007, our property and equipment related capital expenditures of $26.3 million represented remodeling and improvement cost on our existing restaurants. On August 1, 2006, our subsidiary, OCB Restaurant Company, LLC acquired certain assets and liabilities of North’s Restaurant, Inc for approximately $3.4 million (including acquisition costs). On November 1, 2006, we acquired Ryan’s for approximately $165.4 million (including acquisition costs). These uses of cash were partially offset by cash provided by our sale and leaseback of seven restaurants resulting in gross proceeds of $8.6 million. During the first 40 weeks of fiscal 2006, remodeling and improvement costs on our existing restaurants accounted for approximately $19.8 million of our capital expenditures. The bulk of the remainder of our capital expenditures during the first 40 weeks of fiscal 2006 was comprised of new construction expenditures.

     Financing Activities. Net cash provided by financing activities was $174.8 million for the first 40 weeks of fiscal 2007 and net cash used in financing activities was $17.0 million for the first 40 weeks of fiscal 2006. During the first 40 weeks of fiscal 2007, financing activities consisted primarily of borrowings of $558.5 million under our term loan and revolving facilities and the issuance $300.0 million of our 12 1/2% Senior Notes, offset in part by $183.4 million of term loan repayments, $180.8 million for the repurchase of our 11 1/4% senior subordinated notes, $105.3 million for the repurchase of our 13 7/8% senior discount notes, and $145 million for the repayment of Ryan’s notes payable. In addition, we incurred $32.6 million in debt refinancing premiums and $36.7 million of debt issuance costs related to the refinancing of our credit facility and the issuance of our 12 1/2% senior notes. During the first 40 weeks of fiscal 2006, financing activities primarily consisted of repayments of debt.
     Future Capital Expenditures. During the remainder of fiscal 2007, we plan to:
▪	Open two new Tahoe Joe’s Famous Steakhouse® restaurants with combined capital outlay of approximately $4.5 million.
▪	Spend approximately $10.0-$15.0 million on remodeling and improvement costs that will be capitalized. Our remodel projects incorporate design elements to update the décor of our existing facilities including a lighter, more contemporary interior design and expanded dessert displays. Our other improvement costs include a variety of outlays such as new carpet, equipment and minor leasehold improvements and display grill installations.
▪	Spend approximately $0.5 million on miscellaneous corporate and information systems investments.
     Integration Costs. During the remainder of fiscal 2007, we plan to spend approximately $3.5 million to $5.5 million on the ongoing integration of Ryan’s.
     Tax Payment. During the third quarter of 2007, we made tax payments of $26.0 million related to Ryan’s pre-merger gain on its sale leaseback of 275 restaurants.
     Repayment of Promissory Note. On May 3, 2007, we repaid our $5 million short-term promissory note and related accrued interest.
Credit Facilities and Other Long Term Debt
     Credit Facility
     In connection with the Merger, Buffets entered into a new $640.0 million senior secured credit facility (the “Credit Facility”) comprised of (i) a senior secured term loan in an aggregate principal amount of $530.0 million which matures on November 1, 2013 (the “Term Facility”), (ii) a senior secured revolving credit facility in an aggregate principal amount of up to $40.0 million which matures on November 1, 2011 (the “Revolving Facility”), of which up to $20.0 million is available through a sub facility in the form of letters of credit and (iii) a senior secured pre-funded synthetic letter of credit facility in an aggregate principal amount of $70.0 million which matures on May 1, 2013 (the “Synthetic Letter of Credit Facility”).
     Effective as of March 13, 2007 (the “Restatement Date”), the Company entered into an amendment to its Credit Facility. The amendment added a revolving loan feature to the Synthetic Letter of Credit Facility (cumulatively referred to as the “Synthetic Revolving Facility”), whereby the Company may secure letters of credit and/or revolving loans in an aggregate principal amount of $70 million. The amendment also relaxed the interest rate margins applicable to the Term Facility and Synthetic Revolving Facility, subject to a leverage-based pricing grid. In addition, the amendment added a repricing protection clause relating to the prepayment of term loans or synthetic revolving loans borrowed under the Credit Facility. The repricing protection provides that Buffets, Inc. must pay a 1% prepayment premium on all such prepayments prior to March 13, 2008. No such prepayments have occurred as of April 4, 2007.
     Borrowings under the Term Facility and Synthetic Revolving Facility bear interest at an adjusted LIBOR rate plus a margin of either 2.50%, 2.75% or 3.00% in the case of Eurodollar borrowings and at a certain alternate base rate plus a margin of either 1.50%, 1.75% or 2.00% in the case of alternate base rate borrowings, depending on Buffets’ leverage ratio, and borrowings under the Revolving Facility bear interest at an adjusted LIBOR rate plus a margin of 3.25% or at an alternate base rate plus a margin at 2.25%.
     The borrowings due under the Term Facility are payable in equal quarterly installments in an annual amount equal to 1% of the term loan during each of the first six and a half years of the loan, with the remaining balance payable due on November 1, 2013. The Revolving Facility and the Synthetic Revolving Facility are not subject to interim scheduled principal payments. The Credit Facility is fully and unconditionally guaranteed by Buffets Holdings, which has no independent assets or operations except for the capital stock of Buffets, Inc., and its existing and future domestic subsidiaries and is secured by substantially all of the Company’s assets. Borrowing availability under the Credit Facility depends upon our continued compliance with certain covenants and financial ratios including leverage and interest coverage ratios as specifically defined in the Credit Facility. As of April 4, 2007, the Company was in compliance with all covenants and there were no events of default.
     As of April 4, 2007, there was $528.7 million outstanding under the Term Facility, $23.5 million outstanding under the Revolving Facility, $5 million outstanding under a short-term promissory note and $66.5 million outstanding letters of credit under the Synthetic Revolving Facility. The interest rate in effect under the Term Facility was 8.11% and the interest rate in effect under the Revolving Facility was 8.57%.
     12 1/2% Senior Notes
     The issuance of Buffets, Inc.’s 12 1/2% Senior Notes was consummated solely by means of a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). Buffets filed a registration statement with the Securities and Exchange Commission to exchange its $300.0 million 12 1/2% Senior Notes due 2014 for notes registered under the Securities Act. The exchange offer was consummated on January 31, 2007. The 12 1/2% Senior Notes mature on November 1, 2014. Buffets pays interest on the 12 1/2% Senior Notes on January 1 and July 1 of each year.
     Buffets has the option to redeem all or a portion of the 12 1/2% Senior Notes on or after November 1, 2010 at fixed prices that decline over time. Buffets also has the option to redeem up to 35% of the aggregate principal amount of the 12 1/2 % Senior Notes on or prior to November 1, 2009 with the proceeds of one or more equity offerings at a redemption price of 112.50% of the principal amount of the 12 1/2% Senior Notes, if at least 65% of the aggregate principal amount of the 12 1/2% Senior Notes are outstanding after each such redemption and such redemption is made not more than 90 days after the consummation of certain equity offerings. Upon certain change of control and asset disposition events as described in the Indenture, Buffets may be required to redeem the 12 1/2% Senior Notes at a purchase price equal to 101% in the case of change of control events, or 100% in the case of asset disposition events, of the principal amount of the 12 1/2% Senior Notes. The 12 1/2% Senior Notes are unsecured senior obligations of Buffets and are jointly and severally guaranteed on a senior unsecured basis by each of its current and future domestic subsidiaries and Buffets Holdings, which has no independent assets or operations except for the capital stock of Buffets, Inc.
     The Indenture contains customary covenants relating to restrictions on indebtedness, dividends on, and redemptions and repurchases of, capital stock, liens and sale leaseback transactions, loans and investments, debt and hedging arrangements, mergers, acquisitions and asset sales, transactions with affiliates and changes in business activities conducted by Buffets and certain subsidiaries. The Indenture also contains customary events of default. As of April 4, 2007, the Company was in compliance with all covenants and there were no events of default.
Contractual Obligations
     The following table provides aggregate information about our material contractual payment obligations as of April 4, 2007 and the fiscal year in which these payments are due (fiscal 2007 represents the remainder of the fiscal year):

	Payments Due by Fiscal Year
	2007	2008	2009	2010	2011	Thereafter	Total
	(in thousands)
Long-term debt(1)	$—	$6,625	$5,300	$5,300	$3,975	$807,475	$828,675
Interest (2)	—	37,500	37,500	37,500	37,500	144,063	294,063
Operating leases(3)	18,885	111,938	109,488	104,002	97,968	1,338,281	1,780,562
Advisory fees(4)	877	3,800	3,800	3,800	3,800	—	16,077
Purchase obligations(5)	14,004	23,340	—	—	—	—	37,344

Total contractual cash obligations	$33,766	$183,203	$156,088	$150,602	$143,243	$2,289,819	$2,956,721

(1)	Long-term debt payments for fiscal years 2007 through 2011 represent the required principal payments on Buffets’ Term Facility. Long-term debt payments in the “Thereafter” column represent the remaining principal amounts due on Buffets’ Term Facility and the aggregate balance of Buffets’ 12 1/2% Senior Notes. Debt payments could be accelerated upon violation of debt covenants. We believe the likelihood of debt covenant violations to be remote. See Note 9 to our condensed consolidated financial statements included elsewhere in this report for details of our long-term obligations.

(2)	Amounts represent contractual interest payments on Buffets’ 12 1/2% Senior Notes. We pay interest on our 12 1/2% Senior Notes on January 1 and July 1 of each year. Interest payments on Buffets’ variable-rate Term Facility are excluded. The borrowings under the Term Facility and Synthetic Revolving Facility bear interest at an adjusted LIBOR rate plus a margin of either 2.50%, 2.75% or 3.00% in the case of Eurodollar borrowings and at a certain alternate base rate plus a margin of either 1.50%, 1.75% or 2.00% in the case of alternate base borrowings, depending on Buffets’ leverage ratio, and borrowings under the Revolving Facility bear interest at an adjusted LIBOR rate plus a margin of 3.25% or at an alternate base rate plus a margin of 2.25%. The Term Facility matures on November 1, 2013. Interest payments are due quarterly. The interest rate, at LIBOR plus 2.75%, was 8.11% as of April 4, 2007. The borrowings due under the Term Facility are payable in equal quarterly installments in an annual amount equal to 1% of the term loan during each of the first six and a half years of the loan, with the remaining balance payable due on November 1, 2013. See Note 9 to our condensed consolidated financial statements included elsewhere in this report for details of our long-term obligations.

(3)	Operating leases is comprised of minimum rents and contingent rents. Operating leases have not been reduced by minimum sublease rentals of approximately $8.9 million. See Note 13 to our condensed consolidated financial statements included elsewhere in this report for details of our operating lease obligations.

(4)	The advisory fees comprise our contractual obligation to pay annual advisory fees to each of Roe H. Hatlen, Sentinel Capital Partners, L.L.C. and the Caxton-Iseman Party. See “Certain Relationships and Related Transactions.” Under the terms of these agreements, Mr. Hatlen and Sentinel Capital are each paid a fixed annual fee. The fee of the Caxton-Iseman Party is calculated as a percentage of our earnings before interest, taxes, depreciation and amortization and is estimated to be approximately $3.6 million per year. The fee paid to Sentinel Capital Partners, L.L.C. is fixed at $0.2 million per year. The agreements with the Caxton-Iseman Party and Sentinel Capital are of perpetual duration, and hence no estimate of the aggregate amount of future obligations (represented in the “Thereafter” column, above) is provided.

(5)	In determining purchase obligations for this table we used our interpretation of the definition set forth in the SEC Final Rule, Disclosure in Management’s Discussion and Analysis about Off-Balance Sheet Arrangements and Aggregate Contractual Obligations, which states, “a ‘purchase obligation’ is defined as an agreement to purchase goods or services that is enforceable and legally binding on the registrant and that specifies all significant terms, including: fixed minimum quantities to be purchased; fixed, minimum or variable/price provisions, and the approximate timing of the transaction.” In applying this definition, we have only included purchase obligations to the extent the failure to perform would result in formal recourse against the Company. Accordingly, certain procurement arrangements that indicate we are to purchase future items are included, but only to the extent they include a recourse provision for our failure to purchase.
Other Commercial Commitments
     The following table provides aggregate information about our commercial commitments and the fiscal year in which they expire:
Amount of Commitment Expiration by Fiscal Year

	2007	2008	2009	2010	Thereafter	Total
	(in thousands)
Letters of credit(1)	$16,775	$49,701	$—	$—	$—	$66,476

Total commercial commitments	$16,775	$49,701	$—	$—	$—	$66,476

(1)	Our outstanding letters of credit expire at various times with final expirations in April 2008. As of April 4, 2007, total letter of credit borrowing availability was $20.0 million, which is comprised of additional availability of $3.5 million under our Synthetic Letter of Credit Facility and $16.5 million available through a sub facility to our Revolving Facility in the form of letters of credit.
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

Forward-Looking Statements and Risk Factors
     This Quarterly Report on Form 10-Q includes some forward-looking statements. Forward-looking statements give our and Ryan’s current expectations or forecasts of future events. All statements other than statements of current or historical fact contained in this Quarterly Report on Form 10-Q, including statements regarding our and Ryan’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” and similar expressions, as they relate to us and Ryan’s, are intended to identify forward-looking statements. In particular, these include, among other things, the factors that are described in the “Risk Factors” identified in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 20, 2006, as updated in any Quarterly Report on Form 10-Q, and in our S-4 Registration Statement which was filed on December 18, 2006 and statements relating to general business and economic conditions, negative publicity, the impact of competition, the ability to integrate the restaurants acquired in the Ryan’s acquisition, the ability to realize the benefits and synergies of the Ryan’s acquisition, the seasonality of our business, adverse weather conditions, future commodity prices, fuel and utility costs, changes in minimum wage rates, availability of food products, labor availability, retention and costs, employment and environmental laws, public health developments including avian flu and E. coli, developments affecting the public’s perception of buffet-style restaurants, real estate availability, interest rate fluctuations, political environment (including acts of terrorism and wars), governmental regulations and inflation.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Interest Rate Risks. We have interest rate exposure relating to the variable portion of our long-term obligations. Buffets’ 12 1/2% Senior Notes are fixed rate instruments, while the interest rate on the term loan under the Credit Facility is variable. A 1% change in interest rates on our variable rate debt would have resulted in our interest rate expense fluctuating by approximately $2.9 million for the 40 weeks ended April 4, 2007.
     Food Commodity Risks. Many of the food products purchased by us are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are outside our control. To control this risk in part, we have fixed price purchase commitments with terms of one year or less for some key food and supplies from vendors who supply our national food distributor. In addition, we believe that substantially all of our food and supplies are available from several sources, which helps to control food commodity risks. We believe we have the ability to increase menu prices, or vary the menu items offered, if needed, in response to food product price increases within the range that has been experienced historically. To compensate for a hypothetical price increase of 10% for food and beverages, we would need to increase menu prices by an average of approximately 3%. Our average menu price increases were approximately 3% for the 40 weeks ended April 4, 2007. Accordingly, we believe that a hypothetical 10% increase in food product costs would not have a material effect on our operating results.
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
     As of April 4, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, we concluded that our disclosure controls and procedures were effective.

     Changes in Internal Control. During the sixteen weeks ended April 4, 2007, there were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities and Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     During the course of discovery, but prior to a motion for certification of a class, the parties reached a settlement of this action in mediation in late February 2007. The precise terms of the settlement agreement are subject to continuing negotiation, and the final settlement agreement is subject to court approval. Assuming court approval, the specific amount paid by the Company in connection with the settlement of this matter is subject to the level of participation in the settlement by qualified class members. While we are currently not able to predict the outcome of this action or precisely estimate a range of possible loss, we estimate that should the court approve the settlement agreement, the company will pay approximately $5.9 million to resolve this matter.
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
     Our restaurant sales volume fluctuates seasonally. Overall, restaurant sales are generally higher in the summer months and lower in the winter months. Positive or negative trends in weather conditions can have a strong influence on our business. This effect is heightened because many of our restaurants are in geographic areas that experience extremes in weather, including severe winter conditions and tropical storm patterns. Increases in gasoline prices may also have a negative impact on our business as they may decrease customers’ discretionary spending and their dining out expenditures. Factors reducing the funds available to consumers for discretionary spending can have a negative impact on our business. Examples include escalating gasoline and utility prices, higher debt service obligations on adjustable rate mortgages and higher costs of personal borrowing.
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
ITEM 6. EXHIBITS
     See Index to Exhibits on page 48 of this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUFFETS HOLDINGS, INC.
Date: May 21, 2007	By:	/s/ R. Michael Andrews, Jr.
R. Michael Andrews, Jr.
Chief Executive Officer (Principal Executive Officer)

By:	/s/ A. Keith Wall
A. Keith Wall
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description
3.1	Articles of Organization of Buffets Franchise Holdings, LLC .

3.2	Bylaws of Buffets Franchise Holdings, LLC.

4.1	Third Supplemental Indenture, dated as of March 14, 2007, by and among Buffets, Inc., Buffets Franchise Holdings, LLC and U.S. Bank National Association, as trustee.

10.1	Amendment Agreement, dated as of March 13, 2007, to the Credit Agreement, dated as of November 1, 2006, among Buffets, Inc., Buffets Holdings, Inc., Buffets, Inc.’s subsidiaries named therein, the lenders named therein, and Credit Suisse as Administrative Agent .

10.2	Supplement No. 2 dated as of March 13, 2007, to the Guarantee and Collateral Agreement dated as of November 1, 2006, among Buffets, Inc., Buffets Holdings, Inc., Buffets, Inc.’s subsidiaries named therein and Credit Suisse.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously provided or incorporated by reference.

**	Shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.