Form 10-K
period 2007-06-27
BUFFETS HOLDINGS, INC.
filed 2007-09-25
CIK 1292731

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 27, 2007
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The aggregate market value of voting and non-voting stock common stock held by non-affiliates of the registrant as of December 13, 2006 was $0.
The number of shares of Buffets Holdings, Inc. common stock outstanding as of September 25, 2007 was 3,104,510.

PART I
ITEM 1. BUSINESS
Unless the context indicates or requires otherwise, (i) the term “Buffets Holdings” refers to Buffets Holdings, Inc.; (ii) the term “Buffets” refers to Buffets, Inc., our principal operating subsidiary; and (iii) the terms “we,” “our,” “ours,” “us” and the “company” refer collectively to Buffets Holdings and its subsidiaries. The use of these terms is not intended to imply that Buffets Holdings and Buffets are not separate and distinct legal entities.
Our Company
     We are the nation’s largest steak-buffet restaurant chain and the second largest restaurant company in the family dining segment of the restaurant industry. Our restaurants are principally operated under the names Old Country Buffet®, HomeTown Buffet® (collectively the “Buffets brand”), Ryan’s® and Fire Mountain® (collectively the “Ryan’s brand”). As of June 27, 2007, we had 632 company-owned steak-buffet restaurants, ten Tahoe Joe’s Famous Steakhouse® restaurants and eighteen franchised locations in 42 states.
     Our restaurants provide a high level of food quality and service through uniform operational standards initiated at the corporate level. Our strategy is to offer quality food at an exceptional value. Freshness is maintained by preparing food in small batches of six to eight servings at a time, with preparations scheduled by monitoring current customer traffic and applying our proprietary food production forecasting model. Our steak-buffet restaurants employ uniform menus, recipes and ingredient specifications, except for minor differences relating to regional preferences. We offer an extensive menu with approximately 100 menu items at each meal, including entrees, soups, salads, fresh vegetables, non-alcoholic beverages and desserts. Typical entrees include steak, chicken, carved roast beef, ham, shrimp, fish and casseroles. We were an early innovator of the scatter bar, a buffet format that we believe reduces the waiting time of customers’ access to food, thereby enhancing their experience and increasing table turns. All of our steak-buffet restaurants serve lunch and dinner seven days a week. All of our Buffets brand restaurants and most of our Ryan’s brand restaurants offer breakfast on Saturdays and Sundays.
     We have a national footprint of restaurant locations, which are strategically concentrated in high population density regions. Our strong brand awareness in these regions enables us to maximize penetration within such markets and achieve operating and advertising synergies. As of June 27, 2007, our advertising and marketing programs in our primary market areas provided media coverage for 66% of our steak-buffet restaurants. In addition, our restaurants are located in high customer traffic venues and include both freestanding units and units located in strip shopping centers and malls. As of June 27, 2007, approximately 66% of our restaurants were freestanding units and 34% were located in strip shopping centers or malls.
     Our steak-buffet restaurants use an all-inclusive, all-you-can-eat, pricing strategy designed to provide a very high dining value to our customers. Our core proposition of great food at a great value attracts a broad variety of customers, including families, singles, and senior citizens. The average guest check in our Buffets brand restaurants for fiscal years 2006 and 2007 was $7.70 and $7.91, respectively, and the average guest check in our Ryan’s brand restaurants for its fiscal year ended December 28, 2005, six months ended June 28, 2006 and fiscal year ended June 27, 2007 was $8.17, $8.39 and $8.43, respectively. In order to further enhance our guests’ dining experience, we have focused on providing a level of customer service designed to supplement the self-service buffet format, including such features as limited table-side service and greeters.
     Our steak-buffet restaurants average approximately 10,000 square feet in size and can generally seat between 225 and 485 people. On average, our Buffet brand restaurants served approximately 6,700 customers per week in fiscal 2007, while our Ryan’s brand restaurants served approximately 5,300 customers per week in fiscal 2007.
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

     Buffets Holdings was organized by investment funds affiliated with Caxton-Iseman Capital, LLC. (“Caxton-Iseman Capital”) in 2000. On October 2, 2000, Buffets Holdings acquired Buffets in a buyout from its public shareholders. Caxton-Iseman Investments L.P. and other investors, including members of management, made an equity investment in us and became the beneficial owners of 100% of our existing common stock. Buffets Holdings is a holding company whose assets consist substantially of the capital stock of Buffets.
     On December 29, 2005, Buffets Holdings entered into a contribution agreement with Caxton-Iseman Investments, L.P., Sentinel Capital Partners II, L.P., members of Buffets Holdings senior management and Buffets Restaurants Holdings, Inc. (“Buffets Restaurants Holdings”), a newly formed corporation (the “Contribution Agreement”). In accordance with the Contribution Agreement, holders of 100% of Buffets Holdings’ outstanding common stock contributed their shares of common stock of Buffets Holdings to Buffets Restaurants Holdings in exchange for proportional amounts of Buffets Restaurants Holdings common stock. As a result, Buffets Holdings is now a wholly-owned subsidiary of Buffets Restaurants Holdings. Concurrently with its formation, Buffets Restaurants Holdings entered into option agreements with two of the largest groups of holders of Buffets Holdings 13 7/8% senior discount notes, pursuant to which Buffets Restaurants Holdings was granted the option, for a period of one year, to purchase all of the 13 7/8% senior discount notes held by the groups of holders on the date of the agreement. In connection with the Ryan’s acquisition, the Company repurchased all of these outstanding notes. See Note 9 — “Long-Term Debt” for additional information about merger related refinancing.
Recent Developments
     On November 1, 2006, Buffets and Ryan’s Restaurant Group, Inc. (“Ryan’s), a South Carolina corporation, announced the completion of the previously announced merger of Buffets Southeast, Inc., a South Carolina corporation and wholly-owned subsidiary of Buffets and Ryan’s in a cash transaction valued at approximately $834.0 million, including debt that was repaid at closing. Pursuant to the Agreement and Plan of Merger, dated as of July 24, 2006, by and among Buffets, Ryan’s and Buffets Southeast, Inc. (the “Merger Agreement”), Buffets Southeast, Inc. merged with and into Ryan’s, with Ryan’s remaining as the surviving corporation (the “Merger”). As a result of the Merger, Ryan’s became a wholly-owned subsidiary of Buffets. Ryan’s operates as a separate division of Buffets.
     At the effective time of the Merger, each issued and outstanding share of Ryan’s common stock, par value $1.00 per share, was canceled and automatically converted into the right to receive $16.25 in cash, without interest. Also, at the effective time of the Merger, each outstanding option to purchase Ryan’s common stock (all of which had vested or vested as a consequence of the Merger) was canceled and automatically converted into the right to receive the excess, if any, of $16.25 over the option exercise price. See Note 10 — “Acquisitions” for additional information on the Merger.
     In June 2007, the Company developed a plan to sell its Tahoe Joe’s Famous Steakhouse® restaurants. The restaurants are being actively marketed to specific parties and management expects a sale to occur within the next fiscal year. As a result, we have revised the financial statements for all periods presented to show certain account balances and related activity related to the Tahoe Joe’s restaurants as discontinued operations. See Note 11 — “Discontinued Operations” in our accompanying consolidated financial statements for additional information on the account balances and related activity reclassified.
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
     Each Buffets brand restaurant typically employs a Senior General Manager or General Manager, Kitchen Manager, Service Manager and Food Bar Manager. Each Ryan’s brand restaurant typically employs a General Manager, a Manager and an Assistant Manager. All of these positions are collectively referred to as “restaurant managers.” Each of our restaurant General Managers has primary responsibility for day-to-day operations in one of our restaurants, including customer relations, food service, cost controls, restaurant maintenance, personnel relations, implementation of our policies and the restaurant’s profitability. A portion of each restaurant managers’ compensation depends directly on the restaurant’s profitability. Bonuses are paid to restaurant managers each period based on a formula percentage of controllable restaurant profit. We believe that our compensation policies have been important in attracting, motivating and retaining qualified operating personnel.

     Each steak-buffet restaurant General Manager reports to an Area Director, or Senior Area Director, who in turn reports to a Regional Vice President. Each Buffets brand Regional Vice President reports to our Executive Vice President of Operations — Buffets brands and each Ryan’s brand Regional Vice President reports to our Executive Vice President of Operations — Ryan’s brands. Our Tahoe Joe’s Famous Steakhouse® restaurants are operated by the company’s wholly-owned subsidiary Tahoe Joe’s, Inc. The divisional President overseeing Tahoe Joe’s reports to our Chief Executive Officer.
     We maintain centralized financial and accounting controls for all of our restaurants. On a daily basis, restaurant managers forward customer counts, sales, labor costs and deposit information to our headquarters. On a weekly basis, restaurant managers forward a summarized profit and loss statement, sales report, supplier invoices and payroll data.
Management Training
     We have a series of training programs that are designed to provide restaurant managers with the appropriate knowledge and skills necessary to be successful in their current positions. All new restaurant managers hired from outside our organization and hourly employees considered for promotion to restaurant management are required to complete eight days of classroom training at our corporate headquarters in Eagan, Minnesota for our Buffet brand restaurants or in Greer, South Carolina for our Ryan’s brand restaurants. After their initial instruction, new management candidates continue their training for three weeks in one of our certified training restaurants. The information covered in manager training includes basic management skills, food production, food safety and sanitation, labor management, operating programs and human resource management.
     Advancement is tied to both current operational performance and training. At our Buffet brand restaurants, General Managers may be selected to attend a specialized training program conducted at our corporate headquarters. This program focuses on advanced management skills with emphasis on team building and performance accountability.
     In addition to these programs, we conduct a variety of field training efforts for store management covering topics such as new product procedures, food safety, guest satisfaction and service and management development.
Research and Development, Menu Selection and Purchasing
     The processes of developing new food offerings and establishing standard recipes and product specifications are handled at our corporate headquarters. Specialists drawn from our Food and Beverage, Marketing, Concept Development, and Operations and Purchasing departments lead this effort. Before new items are introduced or existing products are modified, a program of testing within limited markets is undertaken to assess customer acceptance and operational feasibility. Food quality is maintained through centralized supplier coordination and frequent restaurant visits by Area Directors and other management personnel.
     New product activity includes an ongoing roll-out of new items to keep the guest experience fresh. Additionally, we have periodic promotions, wherein a specific theme such as BBQ, Italian, Asian, Seafood, or Mexican, is highlighted on a given night. Each spring and fall, a seasonal menu is introduced to provide variety and more seasonally appropriate food. Furthermore, although most of the menu is similar for all steak-buffet restaurants, individual restaurants have the option to customize a portion of the menu to satisfy local preferences.
     Corporate headquarters personnel negotiate major product purchases directly with manufacturers on behalf of all of our restaurants for all food, beverage and supply purchasing, including quality specifications, delivery schedules and pricing and payment terms. Each restaurant manager places orders for inventories and supplies with, and receives shipments directly from, distributors and local suppliers approved by us. Restaurant managers approve all invoices before forwarding them to our corporate headquarters for payment. To date, we have not experienced any material difficulties in obtaining food and beverage inventories or restaurant supplies.
Franchising and Joint Ventures
     As of June 27, 2007, we franchised eighteen steak-buffet restaurants under the Old Country Buffet® and HomeTown Buffet® names. One large franchisee comprises approximately 78% of the franchise base with small operators holding the remaining units. Franchisees must operate their restaurants in compliance with our operating and recipe manuals. Franchisees are not required to purchase food products or other supplies through us or our suppliers. Each franchised restaurant is required at all times to have a designated General Manager and Manager who have completed the required manager training program.

Advertising and Promotion
     We market our steak-buffet restaurants through a two-tiered marketing approach including mass media advertising and community based marketing. Mass media advertising is used when we can receive a profitable return on expenditures. Our media plan is based on an efficient media mix, including television, radio, outdoor, and tourism industry advertising. As of June 27, 2007, approximately 66% of our steak-buffet restaurants are in markets supported by mass media advertising.
     For fiscal 2008, our current plans are to execute a new media mix, incorporating additional print and direct mail media support. As a result, approximately 88% of our comparable unit steak-buffet restaurants will receive media coverage through the first quarter.
     We have instituted a disciplined approach to advertising expenditures, designed to increase the efficiency of our marketing dollars by focusing on high-return markets with specific food-theme promotions. These promotions feature a variety of popular cuisine categories such as BBQ, Italian, Asian, Seafood or Mexican. Food promotions are designed to keep the guest experience fresh and capitalize on current consumer taste trends.
     Community based marketing is the responsibility of each store, however, events and activities are coordinated and monitored centrally by our Community Marketing Department. Our local marketing efforts are designed to build relationships with the community and drive incremental visits through specific, targeted community events. Many restaurants employ a dedicated community marketing representative to execute a trading area-specific plan of local events.
Trademarks
     As of June 27, 2007, we had restaurants operating under the following trademarks or service marks that we have registered with the United States Patent and Trademark Office.
•	Old Country Buffet®

•	HomeTown Buffet®

•	Country Buffet®

•	Granny’s Buffet®

•	Fire Mountain®

•	Ryan’s®

•	Tahoe Joe’s Famous Steakhouse®
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
     We are also subject to laws and regulations governing our relationships with employees, including minimum wage requirements, overtime, classification relative to exempt and non-exempt employment status, reporting of tip income, work and safety conditions and regulations governing employment. Because a significant number of our employees are paid at rates tied to the federal minimum wage, an increase in such minimum wage would increase our labor costs. An increase in the federal minimum wage, state-specific minimum wages, or employee benefits costs could have a material adverse effect on us and our results of operations.
     Additionally, our operations are regulated pursuant to state and local sanitation and public health laws. Our restaurants use electricity and natural gas, which are subject to various federal and state regulations concerning the allocation and pricing of energy. Our operating costs have been and will continue to be affected by increases in the cost of energy.
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
Employees
     As of June 27, 2007, we had approximately 38,000 employees. Except for approximately 630 corporate employees, approximately one-third of which worked at our corporate headquarters, our employees worked at our 642 company-owned restaurants. Generally, each steak-buffet restaurant operates with three to four salaried managers and approximately 55 hourly employees. Our employees are not unionized. We have never experienced any significant work stoppages and believe that our relationships with our employees are good.

     Our average hourly wages were reasonably stable from fiscal 2004 through fiscal 2006, largely due to macro-economic conditions. During fiscal 2007, hourly wages increased approximately 3.5% at our Buffet brand restaurants, and increased approximately 8.6% at our Ryan’s brand restaurants. These increases were due to increases in state-specific minimum wage rates for eighteen states in which we do business. Additionally, a reduction in the number of server and cashier hours at our Ryan’s brand restaurants lead to a greater increase year over year than at our Buffet brand restaurants. At the same time, those reductions improved the employee efficiency ratio for our Ryan’s brand restaurants by 8.8%. Historically, in times of increasing average hourly wages, we have been able to offset hourly wage increases through increased efficiencies in operations and, as necessary, through retail price increases. There can be no assurance that we will continue to be able to offset hourly wage increases in the future.
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
Risks Related to Our Business
Our core steak-buffet restaurants are a maturing restaurant concept and face intense competition.
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
     We have been operating our core steak-buffet restaurant concept since 1983 and the Ryan’s restaurant chain acquired in 2006 dates its operations to 1978. The median age of our core steak-buffet restaurants is approximately twelve years. As a result, we are exposed to vulnerabilities associated with being a mature concept. These include vulnerability to innovations by competitors and out-positioning in markets where the demographics or customer preferences have changed. Mature units require greater expenditures for repair, maintenance, refurbishments and re-concepting, and we will be required to continue making such expenditures in the future in order to preserve traffic at many of our restaurants. We cannot be sure that these expenditures, particularly for remodeling and refurbishing, will be successful in preserving or building guest counts.
     If our competitors in the casual dining, mid-scale and quick-service segments respond to any economic changes by adopting discount pricing strategies, it could have the effect of drawing customers away from companies such as ours that do not routinely engage in discount pricing, thereby reducing sales and pressuring margins. Because certain elements of our cost structure are fixed in nature, particularly over shorter time horizons, changes in marginal sales volume can have a more significant impact on our profitability than for a business operating in a more variable cost structure.
We are dependent on attracting and retaining qualified employees while controlling labor costs.
     We operate in the service sector and are therefore extremely dependent upon the availability of qualified restaurant personnel. Availability of staff varies widely from location to location. If restaurant management and staff turnover trends increase, we would suffer higher direct costs associated with recruiting, training and retaining replacement personnel. Moreover, we could suffer from significant indirect costs, including restaurant disruptions due to management changeover, increased above-store management staffing and potential delays in new store openings due to staff shortages. Competition for qualified employees exerts pressure on wages paid to attract qualified personnel and raises recruiting expenses, resulting in higher labor costs.

     Many of our employees are hourly workers whose wages may be impacted by an increase in the federal or state minimum wage. Legislation is regularly introduced at federal and state levels to increase minimum wage levels. On January 10, 2007, the federal government approved federal minimum wage increases according to the following schedule: $5.85 on July 24, 2007, $6.55 on July 24, 2008 and $7.25 on July 24, 2009. In addition, eighteen states in which we operate have enacted minimum wage increases during the current fiscal year. An increase in the minimum wage may create pressure to increase the pay scale for our employees. A shortage in the labor pool, competition for employees or other general inflationary pressures or changes could also increase our labor costs.
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
     Our workers’ compensation and employee benefit expenses are disproportionately concentrated in states with adverse legislative climates. Our highest per-employee workers’ compensation insurance costs are in California, where we retain a large employment presence. Various states have considered legislation that would require large employers to provide health insurance or equivalent funding for workers who have traditionally not been covered by employer health plans. Other potential state and federal mandates, such as compulsory paid absences, increases in overtime wages and unemployment tax rates, stricter citizenship requirements and revisions in the tax treatment of employee gratuities, could also adversely affect our business. Any increases in labor costs could have a material adverse affect on our results of operations and could decrease our profitability and cash available to service our debt obligations, if we were unable to compensate for such increased labor costs by raising the prices we charge our customers or realizing additional operational efficiencies.
We are dependent on timely delivery of fresh ingredients by our suppliers. We are also substantially dependent on a single food supplier.
     Our restaurant operations are dependent on timely deliveries of fresh ingredients, including fresh produce, dairy products and meat. The cost, availability and quality of the ingredients we use to prepare our food are subject to a range of factors, many of which are beyond our control. Fluctuations in weather, supply and demand and economic and political conditions could adversely affect the cost, availability and quality of our ingredients. Historically, when operating expenses increased due to inflation or increases in food costs, we have been able to recover these increased costs by increasing our menu prices. However, we may not be able to recover increased costs in the future because competition may limit or prohibit such future increases. If our food quality declines due to the lack of, or lower quality of, our ingredients or due to interruptions in the flow of fresh ingredients and similar factors, customer traffic may decline and negatively affect our restaurants’ results of operations. We rely exclusively on third-party distributors and suppliers for such deliveries. The number of companies capable of servicing our distribution needs on a national basis has declined over time, reducing our bargaining leverage and increasing vulnerability to distributor interruptions. In addition, our suppliers typically provide trade credit to us in connection with our purchases.
     Among our major third party suppliers, as of year-end one provided approximately 75% of the food products used in our restaurants. If this supplier is unable to perform its agreements with us, if the agreements with this supplier are suddenly and unexpectedly terminated or if the terms by which we purchase products from this supplier are significantly amended in a manner adverse to us, supply costs could increase and disruptions in distribution could occur during the transition to other food suppliers, which could have an adverse affect on our business, liquidity and results of operations.
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
     The restaurant industry is affected by consumer preferences and perceptions. If consumers seek out other dining alternatives rather than visit our restaurants, whether due to shifts in dietary trends, health emphasis or otherwise, our business could be hurt. In addition, negative publicity about our products could materially harm our business, results of operations and financial condition.

     Our success depends to a significant extent on consumers having ready access to discretionary income. Discretionary spending can be influenced by a large number of factors, including changes in general economic conditions or consumer confidence. Significant declines in consumer confidence or in the amount of funds available for discretionary spending could have a material adverse effect on our business, results of operations and financial condition. We could experience declines in sales and profits during economic downturns, when energy prices are high, or due to concerns related to terrorism, for example. Escalating gasoline prices could motivate customers to visit our restaurants less frequently, alter their dining-out patterns or cause them to spend less when they do decide to dine away from home. Other factors that could reduce consumers’ discretionary spending could include increased borrowing costs due to adverse mortgage rate adjustments, credit card liability or other debt service expense.
Current restaurant locations may become unattractive, and attractive new locations may not be available for a reasonable price, if at all.
     The success of any restaurant depends, in substantial part, on its location. There can be no assurance that current locations will continue to be attractive as demographic patterns change. Neighborhood or economic conditions where restaurants are located could decline in the future, thus resulting in potentially reduced sales in these locations.
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
     State “Dram Shop” statutes generally provide a person injured by an intoxicated patron the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Application of these statutes to our operations, or liabilities otherwise associated with liquor service in our Tahoe Joe’s Famous Steakhouse® restaurants, could negatively affect our financial condition if not otherwise insured.
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
     Our steak-buffet restaurants have a service format that is heavily dependent upon self-service by our customers. Food tampering by customers or other events affecting the self-service format could cause regulatory changes or changes in our business pattern or customer perception. Any development that would materially impede or prohibit our continued use of a self-service approach, or reduce the appeal of self-service to our guests, would have a material adverse impact on our primary business.
We face risks associated with environmental laws.
     We are subject to federal, state and local laws, regulations and ordinances relating to the protection of the environment, including those that govern the cleanup of contaminated sites and activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes. These laws and regulations may impose liability for the costs of cleaning up, and damage resulting from, sites contaminated by past spills, disposals or other releases of hazardous materials. We could incur such liabilities, including resulting cleanup costs, regardless of whether we lease or own the restaurants or land in question and regardless of whether such environmental conditions were created by us or resulted from historical operations of a prior owner or tenant or other third parties. We cannot guarantee that our obligations relating to our prior, existing or future restaurants or restaurant sites will not have a material adverse affect on us.
We face risks because of the number of restaurants that we lease.
     Our success depends in part on our ability to secure leases in desired locations at rental rates we believe to be reasonable. We currently lease all of our restaurants located in shopping centers and malls, and we lease the land for all but 40 of our freestanding restaurants. We also lease the buildings for some of our freestanding locations. By December 2009, approximately 90 of our current leases will have expiring base lease terms and be subject to renewal consideration. Each of our lease agreements provides that the lessor may terminate the lease for a number of reasons, including our default in any payment of rent or taxes or our breach of any covenant or agreement in the lease. Termination of any of our leases could harm our results of operations and, as with a default under any of our indebtedness, could have a material adverse impact on our liquidity. Although we believe that we will be able to renew the existing leases that we wish to extend, there is no assurance that we will succeed in obtaining extensions in the future at rental rates that we believe to be reasonable or at all. Moreover, if some locations should prove to be unprofitable, we could remain obligated for lease payments even if we decide to withdraw from those locations. We will incur special charges relating to the closing of such restaurants, including lease termination costs. Impairment charges and other special charges will reduce our profits.
We may not be able to protect our trademarks and other proprietary rights.
     We believe that our trademarks and other proprietary rights are important to our success and our competitive position. Accordingly, we devote substantial resources to the establishment and protection of our trademarks and proprietary rights. However, the actions taken by us may be inadequate to prevent imitation of our brands, proprietary rights and concepts by others, which may thereby dilute our brands in the marketplace or diminish the value of such proprietary rights, or to prevent others from claiming violations of their trademarks and proprietary rights by us. In addition, others may assert rights in our trademarks and other proprietary rights. Our exclusive rights to our trademarks are subject to the common law rights of any other person who began using the trademark (or a confusingly similar mark) prior to both the date of our registration and our first use of such trademarks in the relevant territory. We cannot guarantee that third parties will not assert claims against our intellectual property or that we will be able to successfully resolve such claims. Future actions by third parties may diminish the strength of our restaurant concepts’ trademarks or other proprietary rights and decrease our competitive strength and performance. We could also incur substantial costs to defend or pursue legal actions relating to the use of our intellectual property, which could have a material adverse affect on our business, results of operation or financial condition.

We may not realize the anticipated benefits of our acquisition of Ryan’s and we may face certain challenges regarding the integration of Ryan’s.
     We have benefitted from certain cost savings and other financial and operating synergies as a result of our acquisition of Ryan’s and remain hopeful that further savings can be realized. However, we cannot predict whether these cost savings and benefits will continue or the extent to which further anticipated savings will be achieved, if at all. Additionally, the successful integration of Ryan’s will depend primarily on our ability to manage the operations of the combined company, which will require our management to devote a significant amount of time to such integration. A prolonged diversion of management’s attention and any delays or difficulties encountered in connection with the integration of Ryan’s business or realization of material expected synergies could hurt our business, results of operations and financial condition.
     We may also be subject to unexpected claims and liabilities arising from the acquisition of Ryan’s. These claims and liabilities could be costly to defend and could be material in amount, which could have an adverse impact on our business, results of operations and financial condition.
Complaints or litigation may hurt us.
     We are from time to time subject to employee claims alleging injuries, wage and hour violations, discrimination, harassment or wrongful termination, as well as customer and third party claims. In recent years, a number of restaurant companies have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state law regarding workplace, employment and similar matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Currently, we are the subject of several collective-action lawsuits, including those related to Ryan’s pre-acquisition, that are described in Note 17 — “Commitments and Contingencies” to our accompanying consolidated financial statements. Regardless of whether any claims against us are valid or whether we are ultimately determined to be liable, claims may be expensive to defend and may divert time and money away from our operations and hurt our financial performance. A significant judgment for any claim(s) could materially adversely affect our financial condition or results of operations.
We are controlled by a single shareholder and its interests may conflict with yours.
     Through their ownership of approximately 77.4% of the outstanding common stock of Buffets Restaurants Holdings, Caxton-Iseman Investments L.P. and its affiliates control, and will likely continue to exercise control, over our business by virtue or their voting power with respect to the election of our directors. Our majority shareholder may undertake actions that are not in the best interests of specific interested parties.
Risks Related to Our Substantial Indebtedness and Other Liabilities
Our indebtedness may limit our cash flow available to invest in our business, which in turn could prevent us from fulfilling our obligations under our outstanding debt.
     We have substantial debt service obligations. As of June 27, 2007, our long-term debt was $822.1 million and our shareholders’ deficit was $188.5 million. We may also incur additional debt in the future, subject to certain limitations contained in our debt agreements.
     The degree to which we are leveraged could have important consequences, including:
•	the impairment of our ability to obtain additional financing in the future for working capital, capital expenditures for, among other items, restaurant development and refurbishment, acquisitions, general corporate purposes or other purposes.

•	the impairment of our ability to refinance our indebtedness on terms that are favorable to us.

•	a significant portion of our cash flow from operations must be dedicated to the payment of principal and interest on our debt, which reduces the funds available to us for our operations.

•	placing us at a competitive disadvantage compared to our competitors that have less debt and therefore may be able to react to industry, regulatory and economic changes faster that we can.

•	some of our debt is, and will continue to be, at variable rates of interest, which may result in higher interest expense in the event of increases in interest rates.

•	the agreements governing our indebtedness contain financial and restrictive covenants, which are more difficult to comply with if we have high levels of indebtedness, and our failure to comply with these covenants may result in an event of default which, if not cured or waived, could have a material adverse effect on us.

We are subject to covenants which limit the discretion of our management in operating our business and could prevent us from engaging in some beneficial activities or limit our ability to respond to changes.
     Our credit facility and the indenture governing Buffets 12 1/2% senior notes contain various restrictive covenants that limit our management’s discretion in operating our business. In particular, these agreements include covenants relating to limitations on:
•	dividends on, and redemptions and repurchases of, capital stock.

•	liens and sale leaseback transactions.

•	loans and investments.

•	the incurrence of additional indebtedness and the use of hedging arrangements.

•	mergers, acquisitions and asset sales.

•	transactions with affiliates.

•	changes in business activities conducted by us and our subsidiaries.

•	limitations of capital expenditures.
     Our credit facility also includes financial covenants, including requirements that we maintain:
•	a minimum interest coverage ratio, and

•	a maximum leverage ratio.
     These financial covenants become increasingly restrictive over time. For example, from November 1, 2006 (the date we entered into the Credit Facility) through July 2, 2008, we were and are required to have a minimum interest coverage ratio of 1.50 to 1.00 and from July 3, 2008 through December 17, 2008, we will be required to have a minimum interest coverage ratio of 1.60 to 1.00. In accordance with the terms of our credit facility, the minimum interest coverage ratio we are required to maintain increases on a periodic basis through April 6, 2011, after which we will be required to maintain a minimum interest coverage ratio of 1.90 to 1.00 for the remainder of the term of the Credit Facility. Similarly, from November 1, 2006 through September 19, 2007, our leverage ratio was not allowed to exceed 6.00 to 1.00 and from September 20, 2007 through July 2, 2008, our leverage ratio may not exceed 5.75 to 1.00. The maximum leverage ratio will decrease on a periodic basis through December 15, 2010, after which our leverage ratio will not be allowed to exceed 4.50 to 1.00 for the remainder of the term of the Credit Facility.
     If we fail to comply with these restrictive and financial covenants, a default may allow creditors to accelerate the related debt as well as any other debt to which a cross-acceleration or cross-default provision applies, which could adversely affect our financial condition. Additionally, the lenders under our credit facility may be able to terminate any commitments they had made to supply us with further funds, including not permitting us to borrow under our existing revolving credit facility and not permitting us to issue letters of credit, which could affect our working capital and our ability to make capital improvements or expenditures. We may not be able to fully repay our debt obligations if some or all of our debt obligations are accelerated upon an event of default.
We have substantial operating lease obligations. Our operating leases contain terms that could limit our ability to manage our business and result in the termination of our leases.
     We have substantial operating leases. As of June 27, 2007, our aggregate future operating lease obligations are approximately $1.8 billion.
     The leases for most of our Ryan’s restaurants require our subsidiaries that are tenants under these leases to maintain a fixed coverage ratio. This covenant could limit our ability to manage our business and restrict us from taking actions that may be beneficial to our business. If our subsidiaries that are tenants are not able to maintain the fixed coverage ratio or otherwise comply with the terms of the leases, the landlords under their respective leases may terminate our right to possession without terminating the leases and also pursue all other remedies available to the landlords pursuant to law or judicial decision under laws of the applicable state. Any such termination of the leases or our right to possession, acceleration or exercise of other applicable remedy by the landlords would have a material adverse affect on our business, financial condition and results of operations.
We may not be able to generate sufficient cash flow to meet our debt service and operating lease obligations.
     Our ability to generate sufficient cash flow from operations to make payments on our debt and operating lease obligations will depend on our future financial performance, which will be affected by a range of economic, competitive, regulatory, legislative and business factors, many of which are outside of our control. If we do not generate sufficient cash flow from operations to satisfy our debt and operating lease obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We cannot assure you that any refinancing would be possible, that any assets could be sold or if sold, of the timing of the sales and the amount of proceeds realized from those sales, or that additional financing could be obtained on acceptable terms, if at all. Our inability to generate sufficient cash flow to satisfy our debt and operating lease obligations, or to refinance or renegotiate our obligations on commercially reasonable terms, would have an adverse effect on our business, financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Restaurant Locations
     Our 632 steak-buffet restaurants are located in both urban and suburban areas in a variety of strip shopping centers, malls and freestanding buildings. We lease all of our 216 restaurant locations located in strip shopping centers and malls. These restaurants are operated in company-funded leasehold improvements located on leased land or in facilities where we lease both the underlying land and the leasehold improvements. Of the remaining 416 restaurants located in freestanding buildings, we own the building and land for 40 of the restaurants. In addition, we own land parcels for future development of restaurants or for sale to third parties.
     Our leases are generally for ten to twenty-year terms, with two to four options exercisable at our discretion to renew for a period of five years each. The leases provide for rent to be paid on a monthly basis.

     As of June 27, 2007, we and our franchisees operated 660 locations as follows:

	Number of
	Company-	Number of	Total
	Operated	Franchised	Number of
State	Restaurants	Restaurants	Restaurants
Alabama	21	—	21
Arizona	5	8	13
Arkansas	10	—	10
California	88	1	89
Colorado	12	1	13
Connecticut	6	—	6
Delaware	1	—	1
Florida	5	—	5
Georgia	38	—	38
Idaho	1	—	1
Illinois	40	—	40
Indiana	20	—	20
Iowa	4	—	4
Kansas	6	—	6
Kentucky	15	—	15
Louisiana	19	—	19
Maine	1	—	1
Maryland	9	—	9
Massachusetts	9	—	9
Michigan	26	—	26
Minnesota	15	—	15
Mississippi	12	—	12
Missouri	28	—	28
Nebraska	—	3	3
New Jersey	8	—	8
New Mexico	—	2	2
New York	15	—	15
North Carolina	21	—	21
Ohio	23	—	23
Oklahoma	7	—	7
Oregon	8	—	8
Pennsylvania	27	—	27
Rhode Island	1	—	1
South Carolina	33	—	33
Tennessee	26	—	26
Texas	22	—	22
Utah	—	2	2
Virginia	15	—	15
Washington	16	—	16
West Virginia	6	—	6
Wisconsin	12	—	12
Wyoming	1	1	2

Total steak-buffet restaurants	632	18	650
Tahoe Joe’s restaurants (1)	10	—	10

Total	642	18	660

(1)	These restaurants are currently for sale and related activity has been reclassified to discontinued operations in the accompanying consolidated financial statements.

Our corporate headquarters is a leased facility located in Eagan, Minnesota.

     The following table sets forth information concerning our owned property:

Location	Acres	Use and Ownership
Anderson, SC	2.40	Buffet restaurant property owned by Ryan’s Restaurant Group, Inc.
Riverdale, GA	1.42	Buffet restaurant property owned by Ryan’s Restaurant Group, Inc.
Shively, KY	2.66	Buffet restaurant property owned by Ryan’s Restaurant Group, Inc.
Anniston, AL	1.71	Buffet restaurant property owned by Ryan’s Restaurant Group, Inc.
Kettering, OH	2.10	Buffet restaurant property owned by Ryan’s Restaurant Group, Inc.
Indianapolis, IN	1.03	Buffet restaurant property owned by Ryan’s Restaurant Group, Inc.
Toledo, OH	5.77	Buffet restaurant property owned by Ryan’s Restaurant Group, Inc.
Lexington, KY	3.55	Buffet restaurant property owned by Ryan’s Restaurant Group, Inc.
Battle Creek, MI	2.76	Buffet restaurant property owned by Ryan’s Restaurant Group, Inc.
Wichita, KS	3.17	Buffet restaurant property owned by Ryan’s Restaurant Group, Inc.
Bradley, IL	3.17	Buffet restaurant property owned by Ryan’s Restaurant Group, Inc.
Columbus, OH	2.95	Buffet restaurant property owned by Ryan’s Restaurant Group, Inc.
Middletown, OH	2.48	Buffet restaurant property owned by Ryan’s Restaurant Group, Inc.
Houston, TX	2.66	Buffet restaurant property owned by Ryan’s Restaurant Group, Inc.
Florence, KY	2.65	Buffet restaurant property owned by Ryan’s Restaurant Group, Inc.
Gulfport, MS	3.57	Buffet restaurant property owned by Ryan’s Restaurant Group, Inc.
Baytown, TX	2.45	Buffet restaurant property owned by Ryan’s Restaurant Group, Inc.
San Antonio, TX	3.00	Buffet restaurant property owned by Ryan’s Restaurant Group, Inc.
Independence, MO	2.20	Buffet restaurant property owned by Ryan’s Restaurant Group, Inc.
Kokomo, IN	3.01	Buffet restaurant property owned by Ryan’s Restaurant Group, Inc.
Lynchburg, VA	4.36	Buffet restaurant property owned by Ryan’s Restaurant Group, Inc.
Richmond, IN	4.00	Buffet restaurant property owned by Ryan’s Restaurant Group, Inc.
Thomasville, AL	2.65	Buffet restaurant property owned by Ryan’s Restaurant Group, Inc.
Laurens, SC	5.23	Buffet restaurant property owned by Ryan’s Restaurant Group, Inc.
Lincolnton, NC	4.01	Buffet restaurant property owned by Ryan’s Restaurant Group, Inc.
Sikeston, MO	1.60	Buffet restaurant property owned by Ryan’s Restaurant Group, Inc.
Bellefontaine, OH	2.50	Buffet restaurant property owned by Ryan’s Restaurant Group, Inc.
Shelby, NC	3.10	Buffet restaurant property owned by Ryan’s Restaurant Group, Inc.
Natchez, MS	2.17	Buffet restaurant property owned by Ryan’s Restaurant Group, Inc.
Union City, TN	2.55	Buffet restaurant property owned by Ryan’s Restaurant Group, Inc.
Thomson, GA	2.26	Buffet restaurant property owned by Ryan’s Restaurant Group, Inc.
Findlay, OH	2.42	Buffet restaurant property owned by Ryan’s Restaurant Group, Inc.
Sterling, IL	2.28	Buffet restaurant property owned by Ryan’s Restaurant Group, Inc.
Jacksonville, NC	1.96	Buffet restaurant property owned by Ryan’s Restaurant Group, Inc.
Lovejoy, GA	3.40	Buffet restaurant property owned by Ryan’s Restaurant Group, Inc.
Columbia, SC	1.12	Buffet restaurant property owned by Ryan’s Restaurant Group, Inc.
Rock Hill, SC	1.74	Buffet restaurant property owned by Ryan’s Restaurant Group, Inc.
Bossier City, LA	2.37	Buffet restaurant property owned by Ryan’s Restaurant Group, Inc.
Tomball, TX	1.51	Land owned by Ryan’s Restaurant Group, Inc.
Freeport, IL	2.15	Land owned by Ryan’s Restaurant Group, Inc.
S. Boston, VA	2.21	Land owned by Ryan’s Restaurant Group, Inc.
Niles, OH	2.29	Land owned by Ryan’s Restaurant Group, Inc.
Rocky Mount, NC	2.50	Land owned by Ryan’s Restaurant Group, Inc.
Weatherford, TX	2.54	Land owned by Ryan’s Restaurant Group, Inc.
Rockingham, NC	2.78	Land owned by Ryan’s Restaurant Group, Inc.
Greer, SC	23.15	Land owned by Ryan’s Restaurant Group, Inc.
Greer, SC	17.85	Corporate building owned by Ryan’s Restaurant Group, Inc.
Marshfield, Wisconsin	5.04	Cabinet shop owned by OCB Restaurant Company, LLC.

New Restaurant Development
     Historically, our restaurant development has been approached on a disciplined basis, filling existing markets and capitalizing on opportunities where we had advertising and operational efficiencies. Where appropriate, we have closed restaurants that did not meet our strategic objectives or profitability goals.
Improvement of Existing Restaurants
     We remain committed to maintaining and upgrading our restaurants to expand our guest base and maintain our appeal among repeat customers. Our interior remodeling program takes advantage of scheduled maintenance capital expenditures to update our restaurants to reflect a more contemporary interior design that provides a more visually appealing and comfortable restaurant interior. We plan on continuing the upgrading of our units with a new interior décor package over the next four to six years as they become due for a recurring refurbishment. Through this phased approach, we can minimize incremental capital expenditures, while providing a better and more contemporary dining environment for our guests. Our planned remodeling effort will focus on interior décor elements that have resonated well with our guests, as well as the introduction of our display cooking grills. During fiscal 2007, we completed the installation of eighteen display grills and expect to continue rolling out display grills company-wide over the next four years. We will be focusing these installations in markets where we can quickly reach advertising efficiency for our grilled offerings.
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
     During the course of discovery, but prior to a motion for certification of a class, the parties reached a settlement of this action in mediation in late February 2007. The settlement received preliminary court approval on September 12, 2007. While the Company is currently not able to predict the outcome of this action, the Company estimates that, should the court provide final approval of the settlement, the Company will pay approximately $7.2 million to resolve this matter. This amount has been recorded in the Company’s accrued litigation reserve and is included in “Accrued Liabilities” in the Company’s accompanying Consolidated Balance Sheets and “Loss on Litigation Settlement” in the Company’s Consolidated Statements of Operations. Also included in the Loss on Litigation Settlement is approximately $0.4 million in attorney fees paid to the Company’s external counsel for services rendered through June 27, 2007 specifically related to negotiating the settlement.
     With regard to the previously disclosed 2002 class action lawsuit filed in the United States District Court, Middle District of Tennessee, Nashville Division, related to alleged wage and hour violations, all terms of the consensual settlement between the parties have been satisfied and the matter is considered closed.
     In June 2006, a lawsuit was filed in the Berkeley County (West Virginia) circuit court on behalf of three plaintiffs alleging wage and hour violations similar to the Tennessee collective-action case discussed in the preceding paragraph. This case seeks class-action status, but pertains only to West Virginia employees who worked for Ryan’s during the five years ending July 2006. In July 2006, Defendants removed the lawsuit to the United States District Court for the Northern District of West Virginia. In February 2007, the Court denied Plaintiffs motion to remand the matter back to West Virginia state court. The plaintiffs seek compensatory damages, penalties, restitution of unpaid wages and deductions, pre-judgment interest, costs of suit and reasonable attorneys’ fees. The complaint does not make a specific monetary demand. This action is in a preliminary stage, and the Company is currently not able to predict the outcome of this action or reasonably estimate a range of possible loss. The Company is vigorously defending this action.
     On August 29, 2007, the Greenville County, South Carolina Circuit Court overseeing the 2006 putative shareholder class action — Marjorie Fretwell v. Ryan’s Restaurant Group, Inc. — entered a final order approving the consensual settlement agreement between the parties, previously disclosed.

     We are also involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of those matters will not have a material adverse effect on our consolidated financial position or the results of operations.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of security holders of the Company during fiscal 2007.
PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
     As of June 27, 2007, we had one holder of our 3,104,510 shares of our common stock. There is no established public trading market for our common stock.
     We have had no dividend transactions over the past two fiscal years.
     The terms of our credit facility place restrictions on Buffets’ ability to pay dividends and otherwise transfer assets to us. Further, (i) the terms of the indenture governing Buffets’ senior subordinated notes place restrictions on the ability of Buffets and our other subsidiaries to pay dividends and otherwise transfer assets to us and (ii) the terms of Buffets Holdings indenture places restrictions on the ability of Buffets Holdings to pay dividends. We have no intention of paying dividends in the foreseeable future.
     Sales of Unregistered Securities
     On April 5, 2007, we granted options to purchase an aggregate of 29,232 shares of our common stock to certain of our employees, each at an exercise price of $9.17 per share. This grant of options to purchase our common stock was made under our Equity Participation Plan and were exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering and/or Rule 701 under the Securities Act as exempt offers and sales of securities under a written compensatory benefit plan. Appropriate legends were or will be affixed to the share certificates and other instruments issued in such transactions. All recipients either have received or will receive adequate information about us or had or have access, through director or employment relationships, to such information.

ITEM 6. SELECTED FINANCIAL DATA

	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended	Ended	Ended
	July 2,	June 30,	June 29,	June 28,	June 27,
	2003 (5)	2004 (5)	2005 (5)	2006 (5)	2007 (3)(4)(5)
	(Dollars in thousands, except average guest check and average weekly sales)
Operating Data:
Restaurant sales	$955,844	$912,149	$891,208	$928,624	$1,387,489
Restaurant costs:
Food	301,386	296,039	294,548	316,040	480,686
Labor	304,555	277,823	267,630	263,879	414,466
Direct and occupancy	218,410	210,375	212,307	220,714	353,608

Total restaurant costs	824,351	784,237	774,485	800,633	1,248,760
Advertising expenses	28,570	25,906	24,166	30,637	33,896
General and administrative expenses	43,543	41,058	41,906	42,077	60,405
Shareholders’ rights repurchase	—	—	—	757	—
Closed restaurant costs	645	1,085	2,909	6,023	3,822
Merger integration costs	—	—	—	—	10,938
Impairment of assets	4,803	1,878	3,609	5,964	415
Gain on sale of Original Roadhouse Grill restaurants	(7,088)	—	—	—	—
Loss on litigation settlement	—	—	—	—	7,641
Loss on sale leaseback transactions	5,856	—	—	—	2,498
Financing-related compensation expenses	—	2,240	—	—	—

Operating income	$55,164	$55,745	$44,133	$42,533	$19,114

Net income (loss) from continuing operations	10,886	6,935	(3,933)	(6,849)	(106,386)
Net income from discontinued operations, net of tax	1,041	1,035	1,749	2,077	863

Net income (loss)	$11,927	$7,970	$(2,184)	$(4,772)	$(105,523)

Cash Flow and Other Financial Data:
Capital expenditures	$25,722	$33,007	$29,131	$31,346	$40,875
Depreciation and amortization	36,885	33,807	32,247	32,067	40,836
Cash flow from operating activities	57,656	50,490	52,675	49,305	5,969
Cash flow from (used in) investing activities	26,662	(28,383)	(28,471)	(32,722)	(180,608)
Cash flow from (used in) financing activities	(76,825)	(11,890)	(29,614)	(17,026)	159,090
Balance Sheet Data (at end of period)
Total assets	$552,986	$567,531	$545,023	$538,496	$952,299
Total debt (1)	421,122	498,339	466,194	462,514	841,675
Supplemental Data (2):
Number of company-owned steak-buffet restaurants (at end of period)	364	352	345	329	632
Buffet brands:
Same store average guest check	$6.82	$7.02	$7.20	$7.70	$7.91
Average weekly sales	$48,078	$49,412	$49,597	$52,838	$53,290
Same store sales change	(4.4)%	1.2%	(0.7)%	4.8%	(0.7)%
Ryan’s brands:
Same store average guest check	$—	$—	$—	$—	$8.41
Average weekly sales	$—	$—	$—	$—	$44,458
Same store sales change	—	—	—	—	(6.3)%

(1)	Total debt represents the amount of our long-term debt, including current maturities.

(2)	Reflects data relating to all of our company-owned restaurants.

(3)
Includes activity of Ryan’s Restaurant Group, Inc. from November 1, 2006, the date of acquisition, to the end of the fiscal year. For further discussion of the acquisition, see Note 10 – “Acquisitions” to our accompanying consolidated financial statements.

(4)
On June 29, 2006, we adopted the fair value based method of accounting for stock-based employee compensation as required by SFAS No. 123(R), Share-Based Payment, a revision of SFAS No. 123, Accounting for Stock-Based Compensation. The fair value based method requires us to expense all stock-based employee compensation. We have adopted SFAS 123(R) using the modified prospective method. Accordingly, we have expensed all unvested and newly granted stock-based employee compensation beginning June 29, 2006, however, prior period amounts have not been retrospectively adjusted.

(5)	Results have been adjusted to reflect the reclassification of certain Tahoe Joe’s activity to discontinued operations.

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
Overview
     We are the nation’s largest steak-buffet restaurant chain and the second largest restaurant company in the family dining segment of the restaurant industry. Our restaurants are principally operated under the names Old Country Buffet®, HomeTown Buffet®, Ryan’s® and Fire Mountain®. As of June 27, 2007, we had 632 company-owned steak-buffet restaurants and eighteen franchised locations in 42 states.

Restaurants operating as of June 28, 2006	329
For the fiscal year ended June 27, 2007:
Restaurants opened	3
Restaurants closed	32
Restaurants acquired	332

Restaurants operating as of June 27, 2007	632

     Buffets was founded in 1983 to develop buffet-style restaurants under the name Old Country Buffet®. In October 1985, Buffets completed its initial public offering and was listed on The NASDAQ National Market. In September 1996, Buffets merged with HomeTown Buffet, Inc., which was developed by one of Buffets’ co-founders and had 80 company-owned HomeTown Buffet® restaurants in eleven states and nineteen franchised restaurants in eight states. In October 2000, Buffets was acquired by Buffets Holdings, a company organized by investment funds affiliated with Caxton-Iseman Capital in a buyout from public shareholders. On November 1, 2006, Buffets merged with Ryan’s, the largest publicly traded buffet restaurant operator in the nation with 328 restaurants in 23 states, whereby Ryan’s became a wholly-owned subsidiary of Buffets.
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
     Our fiscal year is comprised of 52 or 53 weeks divided into four fiscal quarters of twelve, twelve, sixteen and twelve or thirteen weeks, respectively.
     The following is a description of the line items from our consolidated statements of operations and selected financial data:
•
We recognize as restaurant sales the proceeds from the sale of food and beverages at our company-owned restaurants at the time of such sale. We recognize the proceeds from the sale of gift cards/certificates when the gift cards/certificates are redeemed at our restaurants. Until redemption, the unearned revenue from the sale of gift cards/certificates is included in “Accrued Liabilities” on our accompanying Consolidated Balance Sheets. Our franchise income includes royalty fees and initial franchise fees received from our franchisees. We recognize royalty fees in “Other Income” on our accompanying Consolidated Statements of Operations based on the sales reported at the franchise restaurants.

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

•	Impairment of assets reflects fair market adjustments to the carrying value of long-lived assets, primarily comprised of leasehold improvements and equipment.

•	Merger integration costs represent professional fees, performance bonuses and employee travel and expenses related to integration activities associated with the Ryan’s and North’s acquisitions.

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

•
Interest expense reflects interest costs associated with our debt and amortization of debt issuance cost. Interest expense also reflects accretion of original issuance discount on Buffets’ 11 1/4% senior subordinated notes and Buffets Holdings 13 7/8% senior discount notes, which were repurchased on November 1, 2006.

•	Interest income reflects interest earned on our short-term investments.

•
Loss related to refinancing for fiscal years 2006 and 2007 represents transaction costs associated with amendments to Buffets’ Amended and Restated Credit Agreement in fiscal year 2006, repurchasing or redeeming Buffets’ 11 1/4% senior subordinated notes and our 13 7/8% senior discount notes on November 1, 2006 and transaction costs associated with an amendment to our credit facility agreement in March 2007.

•	Other income primarily reflects franchise fees earned.

•
Income tax (benefit) expense reflects the current and deferred tax provision (benefit) determined in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes.

Recent Developments
     On November 1, 2006, Buffets and Ryan’s, announced the completion of the previously announced merger between Buffets Southeast, Inc., a South Carolina corporation and wholly-owned subsidiary of Buffets, and Ryan’s, also a South Carolina corporation, in a cash transaction valued at approximately $834.0 million, including debt that was repaid at closing. Pursuant to the Agreement, Buffets Southeast, Inc. merged with and into Ryan’s, with Ryan’s remaining as the surviving corporation.
     At the effective time of the Merger, each issued and outstanding share of Ryan’s common stock, par value $1.00 per share, was canceled and automatically converted into the right to receive $16.25 in cash, without interest. Also, at the effective time of the Merger, each outstanding option to purchase Ryan’s common stock (all of which were vested or vested as a consequence of the Merger) was canceled and automatically converted into the right to receive the excess, if any, of $16.25 over the option exercise price.

     In conjunction with the Merger, Buffets refinanced its outstanding indebtedness by:
•
securing a new $640.0 million senior secured credit agreement (the “Credit Facility”) comprised of (i) a $530.0 million senior secured term loan facility (the “Term Facility”), (ii) a $40.0 million senior secured revolving credit facility (the “Revolving Facility”), and (iii) a $70.0 million senior secured pre-funded synthetic letter of credit facility (see Note 9 — “Long-Term Debt” for details regarding the subsequent conversion of this facility to a synthetic revolving facility), and

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
     Buffets used the proceeds of (i) $530.0 million from borrowings under the Term Facility, (ii) $5.0 million from borrowings under the Revolving Facility, (iii) $300.0 million from the issuance of its 12 1/2% Senior Notes, (iv) $566.8 million from a sale leaseback transaction whereby it sold the land (or, in certain cases, underlying ground leases) and related improvements with respect to approximately 275 Ryan’s restaurants and seven Buffets restaurants and simultaneously leased the properties back, (the “Sale Leaseback Transaction”) and approximately (v) $9.0 million of cash on hand to:
•	pay $704.6 million to purchase the outstanding shares of Ryan’s common stock,

•	repay $146.9 million of Ryan’s outstanding debt (including accrued interest and breakage fees),

•	repay $196.4 million of existing indebtedness of Buffets under its prior credit facility (including accrued interest and breakage fees),

•	repurchase $195.3 million of Buffets’ 11 1/4% senior subordinated notes (including accretion of original issue discount and early redemption premiums),

•	repurchase $121.5 million of Buffets Holdings’ 13 7/8% senior discount notes (including accretion of original issue discount and early redemption premiums), and

•	pay approximately $46.1 million for transaction fees and expenses.
     In addition to the fees and expenses paid at closing, the Company incurred approximately $31.2 million of transaction closing fees and expenses that were paid subsequent to the transaction close date.
     In the Sale Leaseback Transaction, Buffets and Ryan’s, as applicable, conveyed the land (or, in certain cases, underlying ground leases) and related improvements with respect to those properties to the buyer/lessor, and simultaneously leased those properties back pursuant to unitary and individual leases, each for an initial lease term of approximately twenty years, with four renewal terms of five years, except with respect to ground lease sites. The purchase price for the portfolio of sale leaseback properties was approximately $566.8 million. The annual net rent payable under the leases is equal to the purchase price multiplied by a 10.15% cap rate, subject to annual increases of two times the Consumer Price Index, as defined therein, (but in no event greater than 2%), and, if the term of the leases are renewed, subject to further increases during some of the renewal terms based upon the then current fair market rental value. See Note 5 – “Property and Equipment” for further discussion of the Sale Leaseback Transaction.
     See “Liquidity and Capital Resources” elsewhere in this report for further discussion of the debt agreements entered into in connection with the Merger.

Critical Accounting Policies
     Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and assumptions, including those related to recoverability of long-lived assets, goodwill, self-insurance reserves and income taxes. Management bases its estimates and assumptions on historical experience and on various other factors. Actual results may differ from these estimates and assumptions under different circumstances or conditions.
     We believe the following critical accounting policies affect management’s significant estimates and assumptions used in the preparation of our accompanying consolidated financial statements.
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
     During fiscal years 2005, 2006 and 2007, we expensed approximately $3.6 million, $6.0 million and $0.4 million, respectively, relating to the impairment of long-lived assets for 29, 33, and one restaurant(s), respectively.
Goodwill and Other Intangible Assets
     We test the recoverability of goodwill and other intangible assets annually or whenever events or circumstances indicate that the carrying amount may not be recoverable. Goodwill and other intangible assets are deemed to be impaired if the fair value of a reporting unit is less than its carrying value. If goodwill or other intangible assets are determined to be impaired, the loss is measured as the amount by which the carrying amount of a reporting unit’s goodwill or other intangible assets exceeds their implied fair value. The fair value of a reporting unit is an estimate based on assumptions regarding its future cash flows. In the event that these assumptions change in the future, we may be required to record impairment charges related to its goodwill or other intangible assets. No impairment charges were recorded in fiscal years 2005, 2006 or 2007.
Insurance Reserves
     We have insurance reserves for exposure related to our workers compensation, general liability and medical and dental programs. We effectively self-insure a significant portion of certain risks through the use of large self-insured retentions combined with stop-loss coverage, or by maintaining large deductibles on traditional policies of insurance. The liability represents an estimate of the ultimate cost of claims incurred and unpaid as of the balance sheet date, including both reported claims and claims that have been incurred but not reported. The estimated liability is established based upon historical claims data and third-party actuarial estimates of settlement costs for incurred claims. Our estimates include our judgments and independent actuarial assumptions regarding economic conditions, the frequency and severity of claims and claim development patterns and settlement practices. These estimates and assumptions are monitored and adjusted when warranted by changing circumstances. Changes in these factors may produce materially different amounts of expense and liabilities that would be reported under these insurance programs.

Closed Restaurant Reserve
     We maintain a closed restaurant reserve for restaurants that are no longer being utilized in current operations. The closed restaurant costs are principally comprised of our estimates of lease termination costs and obligations, net of sublease and other cash receipts, and employee termination costs. Many factors including the local business environment, other available lease sites, the ability to secure subleases, the creditworthiness of subtenants, and our success at negotiating early termination agreements with lessors are considered in establishing the accruals. Adjustments to the reserve primarily relate to changes in subtenant income or actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which the changes become known. The store closing reserve (current and noncurrent in aggregate) was $2.8 million and $1.7 million as of June 28, 2006 and June 27, 2007, respectively.
     We closed eleven underperforming restaurants in fiscal year 2007 and incurred cash charges related to these restaurant closures of approximately $1.7 million. These charges included approximately $1.1 million related to lease termination costs and obligations, $0.2 million related to employee termination costs and $0.4 million related to other associated costs. Non-cash charges related to these closures were approximately $0.4 million. These charges were expensed as incurred pursuant to SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, and are recorded in “Closed Restaurant Costs” in the accompanying Consolidated Statements of Operations. In addition, we closed eighteen Ryan’s® restaurants and three Fire Mountain® restaurants between November 1, 2006 (acquisition date) and June 27, 2007. Charges related to these 21 restaurants were charged to goodwill pursuant to EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. See Note 10 – “Acquisitions” to our accompanying consolidated financial statements for further discussion of our merger with Ryan’s.
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
     Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial reporting amounts and the tax basis of existing assets and liabilities based on currently enacted tax laws and tax rates in effect for the periods in which the differences are expected to reverse. Income tax (benefit) expense is the tax payable/receivable for the year, plus or minus the change during the year in deferred income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.
Gift Cards
     We sell plastic gift cards and paper gift certificates to our customers. Proceeds from the sale of gift cards/certificates are initially recorded as a liability when received. Revenues from the sale of gift cards/certificates at our restaurants are recognized upon redemption. In estimating the related gift card/certificate liability, we analyze historical trends to derive our estimates of future gift card/certificate redemption patterns. The assumptions and activity are closely monitored for changes in escheatment laws and redemption patterns. We adjust our gift card/certificate liability based on historical and expected non-redemption trends. These adjustments are classified within “Direct and Occupancy Costs” in our accompanying Consolidated Statements of Operations. Our gift card/certificate liability was $4.0 million and $5.4 million, of which approximately $1.2 and $1.1 million was related to the Tahoe Joe’s restaurants and was reclassified as discontinued operations in the accompanying Consolidated Balance Sheets for fiscal years ended June 28, 2006 and June 27, 2007, respectively.

Share-Based Compensation
     On June 29, 2006 we adopted the provisions of SFAS No. 123(R) (revised 2004), Share-based Payment, which requires the recognition of compensation cost for share-based awards granted to employees based on their fair values at the time of grant over the requisite service period. Our pre-tax compensation cost for stock options as reflected in the accompanying Consolidated Statements of Operations is included in “General and Administrative Expenses.” Prior to the adoption of SFAS 123(R), we accounted for activity under our stock-based employee compensation plans under the recognition and measurement principles of APB (Accounting Principles Board) Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, the Company did not recognize compensation expense in connection with employee stock option grants because stock options are granted at exercise prices not less than the fair value of the common stock on the date of grant.
     We elected to use the modified prospective transition method as permitted by SFAS No. 123(R) and therefore did not restate our financial results for prior periods. Under this transition method, we apply the provisions of SFAS No. 123(R) to new awards and to awards modified, repurchased, or cancelled after June 29, 2006.
     For purposes of determining the estimated fair value of share-based payment awards on the date of grant under SFAS No. 123(R), we use the Black-Scholes option-pricing model (“Black-Scholes Model”). The Black-Scholes Model requires the input of certain assumptions that involve judgment. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect the fair value estimates, the available option pricing models may not provide a reliable single measure of the fair value of our employee stock options. We are unable to reasonably estimate the fair value of our equity awards and similar instruments because it is not practicable for us to estimate the expected volatility of its share price. Therefore, we calculate volatility using the historical volatility of publicly traded companies within the family dining segment of the restaurant industry in order to determine the estimated fair value of our equity awards. SFAS No. 123(R) refers to this method as the calculated value method of estimating fair value.
     Upon adoption of SFAS No. 123(R) we recognized and recorded approximately $77,000 in share-based compensation for the fiscal year ended June 27, 2007 in connection with the grant of options to purchase an aggregate of 29,232 shares of our common stock to certain of our employees.
Lease Accounting
     We are obligated under various lease agreements for certain restaurants. We recognize rent expense on a straight-line basis over the expected lease term. Within the provisions of certain of our leases, there are rent holidays and/or escalations in payments over the base lease term, as well as renewal periods. The effects of the holidays and escalations have been reflected in rent expense on a straight-line basis over the expected lease term, which includes cancelable option periods when failure to exercise such options would result in an economic penalty to us. The lease term commences on the date when we have the right to control the use of the leased property, which is typically before rent payments are due under the terms of the lease. The accompanying consolidated financial statements reflect the same lease term for amortizing leasehold improvements as we use to determine capital versus operating lease classifications and in calculating straight-line rent expense for each restaurant. Percentage rent expense is generally based upon sales levels and is accrued at the point in time we determine that it is probable that such sales levels will be achieved. Our judgments related to the probable term for each restaurant affect the classification and accounting for leases as capital versus operating, the rent holidays and escalation in payments that are included in the calculation of straight-line rent and the term over which leasehold improvements for each restaurant facility are amortized. These judgments may produce materially different amounts of depreciation, amortization and rent expense than would be reported if different assumed lease terms were used.
Merger Integration Costs
     Merger integration costs represent professional fees, performance bonuses and employee travel and expenses related to integration activities associated with the Ryan’s and North’s acquisitions. As of June 27, 2007, merger integration costs of approximately $10.9 million have been expensed as incurred and are recorded in “Merger Integration Costs” in the accompanying Consolidated Statements of Operations.

Results of Operations
     The following discussion reflects our historical results for the fiscal years ended June 29, 2005, June 28, 2006 and June 27, 2007. Our operating results include the impact of Ryan’s operations and the impact of the related refinancing of our indebtedness and Ryan’s indebtedness for the period November 1, 2006 ( the acquisition date) through June 27, 2007, but exclude the impact of Ryan’s operations and related refinancing for the fiscal years ended June 29, 2005 and June 28, 2006. Our future results may not be consistent with our historical results. The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report.
Fiscal Year 2007 compared to Fiscal Year 2006

	Year Ended
	June 28,	June 27,
	2006	2007
	(Dollars in thousands)
Significant items that impacted results of operations:
Credit card claim settlement (1)	$(715)	$—
Shareholders’ rights repurchase (2)	757	—
Closed restaurant costs (3)	6,023	3,822
Impairment of assets (4)	5,964	415
Loss related to refinancing (5)	647	41,134
Merger integration costs (6)	—	10,938
Loss on sale leaseback transactions (7)	—	2,498
Loss on litigation settlement (8)	—	7,641

(1)
Credit card claim settlement reflects funds received from the Visa Check/MasterMoney Antitrust Litigation class action lawsuit. The settlement was recorded in “Direct and Occupancy Costs” in our accompanying Consolidated Statement of Operations.

(2)
Shareholders’ rights repurchase reflects the costs of the repurchase of certain rights associated with shares of common stock previously held by former management shareholders who separated from the Company.

(3)
Closed restaurant costs were $3.8 million for fiscal 2007 as compared to $6.0 million for fiscal 2006. The decrease was in large part due to the closure of eleven under performing Old Country Buffet ® and HomeTown Buffet® restaurants in fiscal 2007 compared with nineteen store closures in fiscal 2006. During fiscal 2007, we incurred cash charges related to these store closures of approximately $1.7 million. These charges included approximately $1.1 million related to lease termination costs and obligations, $0.2 million related to employee termination costs and obligations, and $0.4 million related to other associated costs. In addition, non-cash charges related to these closures were approximately $0.4 million. The remaining charges of approximately $1.7 million relate to changes in reserve estimates related to previously closed stores, terminations of sublease agreements and other related costs. In addition, we closed eighteen Ryan’s® restaurants and three Fire Mountain® restaurants between November 1, 2006 (acquisition date) and June 27, 2007. Charges related to these 21 restaurants were charged to goodwill pursuant to EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. See Note 10 – “Acquisitions” to our accompanying consolidated financial statements for further discussion of our merger with Ryan’s.

(4)
We test property and equipment for impairment annually or whenever events or circumstances indicate that the carrying amount of a restaurant’s assets may not be recoverable. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows, namely as individual restaurants. During fiscal 2007 and 2006, we recognized losses of approximately $0.4 million and $6.0 million, respectively, related to impairments of the carrying value of our long-lived assets for one and 33 under performing restaurant(s), respectively, as the carrying value of these long-lived assets exceeded their fair value.

(5)
Effective as of July 28, 2005, we entered into an amendment to our prior credit facility. In connection with this amendment, we incurred $0.6 million in transaction fees during the first quarter of fiscal 2006. On November 1, 2006, due to the merger with Ryan’s, we refinanced our long-term debt. In connection with this refinancing, we wrote off approximately $30.6 million of cumulative debt discount related to Buffets senior subordinated notes and Buffets Holdings senior discount notes and approximately $8.7 million of debt issuance costs related to the predecessor credit facility, senior subordinated notes and senior discount notes. The remaining charges represent transaction fees, including $0.8 million incurred in conjunction with an amendment to our credit facility in March 2007. See “Liquidity and Capital Resources” elsewhere in this report for further details regarding this amendment.

(6)	Merger integration costs represent professional fees, performance bonuses and employee travel and expenses related to integration activities associated with the Ryan’s and North’s acquisitions.

(7)
During the second quarter of fiscal 2007, we entered into a sale leaseback transaction whereby we transferred our leasehold interests and leasehold improvements with respect to seven restaurants to a third party for net proceeds of approximately $8.4 million. We simultaneously entered into long-term leases for those restaurants with an aggregate initial annual rent of approximately $0.9 million. In connection with this sale leaseback transaction, we recorded a loss of approximately $2.5 million primarily to reflect the impairment of certain of the properties for which the net proceeds were less than the book value of the leasehold assets. In addition, the net proceeds for certain of the properties were greater than the book value of the leasehold assets resulting in a deferred gain of approximately $0.9 million. The deferred gain will be accreted over the life of the respective restaurant leases, ranging from 19-21 years.

(8)
Loss on litigation settlement represents the costs associated with the settlement of a class action lawsuit against HomeTown Buffets, Inc. and OCB Restaurant Company, LLC. See “Item 2. Legal Proceedings” elsewhere in this report for further details. The settlement received preliminary court approval on September 12, 2007. While the Company is currently not able to predict the outcome of this action, the Company estimates that, should the court provide final approval of the settlement, we will pay approximately $7.2 million to resolve this matter. The remaining $0.4 represents attorney fees paid to our external counsel for services rendered through June 27, 2007 specifically related to negotiating this settlement.

     The following table sets forth our results of operations based on the percentage relationship of the items listed to our restaurant sales during the periods shown:

	Year Ended		Year Ended
	June 28, 2006		June 27 2007
	(Dollars in thousands)
Restaurant sales	$928,624	100.0%	$1,387,489	100.0%
Restaurant costs:
Food	316,040	34.0	480,686	34.6
Labor	263,879	28.4	414,466	29.9
Direct and occupancy	220,714	23.8	353,608	25.5

Total restaurant costs	800,633	86.2	1,248,760	90.0
Advertising expenses	30,637	3.3	33,896	2.4
General and administrative expenses	42,077	4.5	60,405	4.4
Shareholders’ rights repurchase	757	0.1	—	0.0
Closed restaurant costs	6,023	0.6	3,822	0.3
Impairment of assets	5,964	0.6	415	0.0
Merger integration costs	—	0.0	10,938	0.8
Loss on sale leaseback transactions	—	0.0	2,498	0.2
Loss on litigation settlement	—	0.0	7,641	0.6

Operating income	42,533	4.6	19,114	1.4
Interest expense	52,242	5.6	79,664	5.7
Interest income	(375)	(0.0)	(215)	(0.0)
Loss related to refinancing	647	0.1	41,134	3.0
Other income	(994)	(0.1)	(936)	(0.1)

Loss before income taxes	(8,987)	(1.0)	(100,533)	(7.2)
Income tax (benefit) expense	(2,138)	(0.2)	5,853	0.4

Net loss from continuing operations	(6,849)	(0.7)	(106,386)	(7.7)
Income from discontinued operations, net of tax of $1,396 and $579 in 2006 and 2007, respectively	2,077	0.2	863	0.1

Net loss	$(4,772)	(0.5)	$(105,523)	(7.6)

Certain percentage amounts do not sum to total due to rounding.

     The following narrative should be read in conjunction with the significant items that impacted results of operations discussed above.
     Restaurant Sales. Restaurant sales increased $458.9 million, or 49.4%, compared with the fiscal year ended June 28, 2006, primarily due to the Ryan’s acquisition. Excluding Ryan’s restaurant sales, restaurant sales decreased $20.9 million, or 2.3% during the 2007 fiscal year.
     Average weekly sales for fiscal 2007 for the Buffets brand restaurants increased approximately 0.9% to $53,290 as compared to the prior year. Same-store sales for fiscal 2007 decreased by 0.7% for the Buffets brand restaurants as compared to the prior year. This decrease was primarily attributable to a 3.3% decline in guest traffic, partially offset by a 2.6% increase in average check. Average weekly sales on a pro forma basis for fiscal 2007 for the Ryan’s brand restaurants decreased approximately 5.2% to $44,458. Same-store sales on a pro forma basis for fiscal 2007 for the Ryan’s brand restaurants, decreased by 6.3%. This decrease was primarily attributable to a 7.3% decline in guest traffic, partially offset by a 1.0% increase in average check. Same-stores sales calculations reflect those restaurants that have been in operation for at least eighteen operating periods.
     Restaurant Costs. Restaurant costs for fiscal 2007 increased $448.1 million or 56.0% primarily due to the merger with Ryan’s. Restaurant costs as a percentage of sales increased 380 basis points compared to the prior year. Excluding the restaurants acquired in the merger with Ryan’s, restaurant costs increased 210 basis points as a percentage of sales for the same time period.
     Food costs increased $164.6 million, or 52.1%, during fiscal 2007 primarily due to the merger with Ryan’s. Food costs increased 60 basis points as a percentage of sales during fiscal 2007 as compared to the prior year. Excluding the restaurants acquired in the merger with Ryan’s, food costs increased 80 basis points, primarily due to higher commodity costs due to increases in corn prices as well as due to higher world-wide demand for cheese and dairy products.
     Labor costs increased $150.6 million, or 57.1%, during fiscal 2007 primarily due to the merger with Ryan’s. Labor costs increased 150 basis points as a percentage of sales versus those experienced in the prior year primarily due to a higher labor complement in the Ryan’s system than our historical average labor complement. Excluding the restaurants acquired in the merger with Ryan’s, labor costs increased 80 basis points, primarily due to wage inflation as a result of minimum wage increases in several states effective January 1, 2007 and other modest wage increases.
     Direct and occupancy costs increased $132.9 million, or 60.2%, primarily due to the merger with Ryan’s. Direct and occupancy costs increased by 170 basis points as a percentage of sales versus the comparable period in the prior year primarily due to higher direct and occupancy costs as a percentage of sales in the Ryan’s system than our historical average. Excluding the restaurants acquired in the merger with Ryan’s, direct and occupancy costs increased 60 basis points as a percentage of sales due to tightened sales leverage, resulting from the fixed-cost nature of our occupancy costs over a declining sales base.
     Advertising Expenses. Advertising costs increased $3.3 million, or 10.6%, but decreased 90 basis points as a percentage of sales, during fiscal 2007 versus the prior year. Historically, Ryan’s did not incur significant media advertising expenditures. We intend to continue to test advertising at Ryan’s and, if successful, expect to expand our advertising plan to include Ryan’s going forward.
     General and Administrative Expenses. General and administrative expenses increased $18.3 million, or 43.6%, primarily due to the merger with Ryan’s. General and administrative expenses were generally flat as a percentage of sales during fiscal 2007 as compared to prior year.
     Interest Expense. Interest expense increased $27.4 million, or 10 basis points as a percentage of sales, during fiscal 2007 versus the prior year primarily due to higher interest rates on our term loans and higher accreted balances of our senior subordinated and senior discount notes for the first eighteen weeks of fiscal 2007, as well as the significant increase in our variable rate long-term debt balances as the result of our debt refinancing on November 1, 2006.
     Income Taxes. Income tax expense increased 60 basis points as a percentage of sales for fiscal 2007 compared to fiscal 2006. This increase is largely attributable to a $42.0 million tax valuation allowance recorded against our deferred tax assets due to the large increase in loss before income taxes in fiscal 2007. Net deferred tax assets were $45.0 million, after adjusting for non-amortizing deferred tax liabilities related to Ryan’s intangible assets. The $42.0 million tax valuation allowance was derived by reducing the net deferred tax assets of $45.0 million by $3.0 million related to the expected deferred tax asset utilization from the proposed sale of our Tahoe Joe’s restaurants.

     The decrease in the effective tax rate was primarily due to the $42.0 million charge to establish the tax valuation allowance discussed above. This increase in tax expense has a decremental impact on the effective tax rate relative to the statutory rate given our tax position reflected in our fiscal 2007 Consolidated Statement of Operations of net tax expense recognized on large pre-tax losses. The impact of this valuation allowance charge was offset in part by an increase in income tax benefit, principally due to the large increase in loss before income taxes and the favorable impact in the current fiscal year of repurchasing our outstanding 13 7/8% senior discount notes on November 1, 2006, as compared to the unfavorable historical impact of the non-deductible portion of the interest on these notes. The $42.0 million charge was further offset by the impact of general business credits, primarily related to the renewal of WOTC and other related tax credits by the U.S. Congress during our third fiscal quarter. As such, the effective tax rate applied to our pretax loss for fiscal 2007 includes a cumulative catch-up on the backlog of credits that were on hold until the extension of the tax statute was signed into law. These favorable items offsetting the valuation allowance charge had an incremental impact on the effective tax rate in the current fiscal year given our tax position of net tax expense recognized on large pre-tax losses.
Fiscal Year 2006 compared to Fiscal Year 2005

	Year Ended
	June 29,	June 28,
	2005	2006
	(Dollars in thousands)
Significant items that impacted results of operations:
Credit card claim settlement (1)	$—	$(715)
Shareholders’ rights repurchase (2)	—	757
Closed restaurant costs (3)	2,909	6,023
Impairment of assets (2)	3,609	5,964
Loss related to refinancing (3)	856	647
Loss related to early extinguishment of debt (4)	1,923	—

(1)
Credit card claim settlement reflects funds received from the Visa Check/MasterMoney Antitrust Litigation class action lawsuit. The settlement was recorded in “Direct and Occupancy Costs” in our accompanying Consolidated Statement of Operations.

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

(4)
We test property and equipment for impairment annually or whenever events or circumstances indicate that the carrying amount of a restaurant’s assets may not be recoverable. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows, namely as individual restaurants. During fiscal 2006 and 2007, we recognized losses of approximately $6.0 million and $3.6 million, respectively, related to impairments of the carrying value of our long-lived assets for 33 and 29 under performing restaurants, respectively, as the carrying value of these long-lived assets exceeded their fair value.

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

     The following table sets forth our results of operations based on the percentage relationship of the items listed to our restaurant sales during the periods shown:

	Year Ended		Year Ended
	June 29, 2005		June 28, 2006
	(Dollars in thousands)
Restaurant sales	$891,208	100.0%	$928,624	100.0%
Restaurant costs:
Food	294,548	33.1	316,040	34.0
Labor	267,630	30.0	263,879	28.4
Direct and occupancy	212,307	23.8	220,714	23.8

Total restaurant costs	774,485	86.9	800,633	86.2
Advertising expenses	24,166	2.7	30,637	3.3
General and administrative expenses	41,906	4.7	42,077	4.5
Shareholders’ rights repurchase	—	—	757	0.1
Closed restaurant costs	2,909	0.3	6,023	0.6
Impairment of assets	3,609	0.4	5,964	0.6

Operating income	44,133	5.0	42,533	4.6
Interest expense	48,100	5.4	52,242	5.6
Interest income	(515)	(0.1)	(375)	(0.0)
Loss related to refinancing	856	0.1	647	0.1
Loss related to early extinguishment of debt	1,923	0.2	—	—
Other income	(935)	(0.1)	(994)	(0.1)

Loss before income taxes	(5,296)	(0.6)	(8,987)	(1.0)
Income tax benefit	(1,363)	(0.1)	(2,138)	(0.2)

Net loss from continuing operations	(3,933)	(0.4)	(6,849)	(0.7)
Income from discontinued operations, net of tax of $1,084 and $1,205 for 2005 and 2006, respectively	1,749	0.2	2,077	0.2

Net loss	$(2,184)	(0.2)	$(4,772)	(0.5)

Certain percentage amounts do not sum to total due to rounding.
     The following narrative should be read in conjunction with the significant items that impacted results of operations discussed above.
     Restaurant Sales. Restaurant sales increased $37.4 million, or 4.2%, compared with the fiscal year ended June 29, 2005. Average weekly sales for fiscal 2006 of $52,838 were 6.5% higher than the prior year. Same-store sales for fiscal 2006 increased by 4.8% compared to the prior year, reflecting a 6.3% increase in average check, partially offset by a 1.5% decline in guest traffic. We believe high gasoline prices and rising mortgage interest rates have affected our target customers’ disposable income spending decisions and adversely impacted our guest counts. We believe this impact has been partially mitigated due to the popularity of our enhanced protein offerings.
     Restaurant Costs. Restaurant costs for fiscal 2006 decreased 0.7% as a percentage of sales compared with the prior year. Food costs increased 0.9% as a percentage of sales primarily due to our steak and shrimp promotions, which commenced early in fiscal 2006. Our steak offerings were introduced in the first quarter of fiscal 2006 and were expanded system-wide in the second quarter and further expanded in frequency to six-to-seven days per week during the third quarter. In addition, we expanded the frequency of our shrimp offerings during fiscal 2006.
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

     Direct and occupancy costs were essentially flat in fiscal 2006 compared with fiscal 2005. Our claims experience worsened during fiscal 2006 resulting in increases in our general liability insurance reserve totaling approximately $1.9 million.
     Advertising Expenses. Advertising costs increased 0.6% as a percentage of sales during fiscal 2006 versus the prior year as we significantly increased promotional advertising in conjunction with the expansion of our system-wide steak promotion during the second quarter. This heightened marketing commitment, resulting in media coverage for the majority of our owned steak-buffet units, served to announce the system-wide introduction of steak offerings. Television advertising was expanded into areas that had previously not received advertising. The scope of advertising was reduced in the third and fourth quarters to a level more consistent with prior years.
     General and Administrative Expenses. General and administrative expenses decreased 0.2% as a percentage of sales during fiscal 2006 as compared to the prior year. This decrease was largely due to reasonably fixed costs on an improving sales base.
     Interest Expense. Interest expense increased 0.2% as a percentage of sales during fiscal 2006 versus the prior year period primarily due to rising interest rates on our term loans and the impact of higher accretion of non-cash interest expense on our 13 7/8% senior discount notes.
     Income Taxes. Income tax benefit increased 0.1% as a percentage of sales for fiscal 2006 versus fiscal 2005 principally due to an increase in loss before income taxes as well as an increase in the effective tax rate. The change in the effective rate of 13.5% for fiscal 2006 compared with 7.9% for the prior year was largely attributable to the impact of stable tax credits on declining pre-tax income. The variance between the effective tax rate and the statutory tax rate was largely attributable to the non-deductibility of a portion of the interest on our 13 7/8% senior discount notes. The increase in the accreted interest related to these notes caused the non-deductible portion of this interest to have a greater impact on the effective rate. In addition, the cumulative impacts of the conversion of one of our subsidiaries to a limited liability company (LLC) in the second quarter and the non-deductibility of the costs related to the repurchase of certain rights associated with shares of common stock previously held by former management shareholders who separated from us during the third quarter of fiscal 2006 increased tax (benefit) expense. Effective September 22, 2005, OCB Restaurant Co. was converted to OCB Restaurant Company, LLC. In conjunction with this LLC conversion, we recognized a cumulative charge of $368,000 to restate the carrying value of our deferred tax assets, to reflect a lower expected future tax rate. In conjunction with the shareholder rights repurchases, we recognized an income tax charge of $268,000. These increases in tax expense have a decremental impact on the effective tax rate relative to the statutory rate given our tax position of net tax benefits on pre-tax losses.
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

     Operating Activities. Net cash provided by operating activities in fiscal years 2007, 2006 and 2005 was $6.0 million, $49.3 million and $52.7 million, respectively. The overall decline in net cash provided by operating activities is primarily attributable to a $24.1 million increase in cash payments for interest, a $27.7 million increase in cash payments for income taxes and $10.9 million in non-capitalizable merger integration costs related to the merger with Ryan’s. Net cash provided by operating activities exceeded net loss for fiscal 2007 principally due to the effect of noncash depreciation and amortization, write-off of debt issuance costs, premiums expensed on our debt refinancing, accretion of original issue discount, the collection of a long term deposit of $10.0 million, and the liquidation of company owned life insurance contracts of $4.8 million. Net cash provided by operating activities exceeded net loss for fiscal 2006 principally due to the effect of noncash depreciation and amortization, accretion of original issue discount, and loss related to the impairment of assets.
     Investing Activities. Net cash used in investment activities in fiscal years 2007, 2006 and 2005 was $180.6 million, $32.7 million and $28.5 million, respectively. During fiscal 2007, our property and equipment related capital expenditures of $40.9 million represented remodeling and improvement cost on our existing restaurants. On August 1, 2006, our subsidiary, OCB Restaurant Company, LLC acquired certain assets and liabilities of North’s Restaurants, Inc. for approximately $3.4 million (including acquisition costs). On November 1, 2006, we acquired Ryan’s for net cash consideration paid of approximately $165.4 million (including acquisition costs). These uses of cash were partially offset by cash provided by our sale and leaseback of seven restaurants resulting in gross proceeds of $8.6 million and by our sale of twenty assets held for sale resulting in gross proceeds of $18.1 million. During fiscal 2006, remodeling and improvement costs on our existing restaurants accounted for approximately $26.3 million of our capital expenditures. The bulk of the remainder of our capital expenditures during fiscal 2006 was comprised of new construction expenditures.
     Financing Activities. Net cash provided by financing activities in fiscal year 2007, was $159.1 million and net cash used in financing activities in fiscal years 2006 and 2005 was $17.0 million and $29.6 million, respectively. During fiscal 2007, financing activities consisted primarily of borrowings of $543.0 million under our term loan and revolving facilities and the issuance by Buffets of $300.0 million of its 12 1/2% Senior Notes, offset in part by $183.4 million of term loan repayments, $180.8 million for the repurchase of Buffets 11 1/4% senior subordinated notes, $105.3 million for the repurchase of Buffets Holdings 13 7/8% senior discount notes, and $145 million for the repayment of Ryan’s notes payable. In addition, we incurred $32.6 million in debt refinancing premiums and $36.7 million of debt issuance costs related to the refinancing of our credit facility and the issuance of our 12 1/2% senior notes. During fiscal 2006, financing activities primarily consisted of accelerated debt payments.
     Future Capital Expenditures. During fiscal 2008, we plan to:
▪
Spend approximately $10 million to $19 million on remodeling and improvement costs that will be capitalized. These capital improvements will depend on the specific needs of the restaurants and the availability of liquidity through our existing credit lines. Remodels incorporate design elements to update the décor of our existing facilities including a lighter, more contemporary interior design and expanded dessert displays. Other improvement costs include a variety of outlays such as new carpet, equipment and minor leasehold improvements and display grill installations.

▪	Spend approximately $1 million on miscellaneous corporate and information systems investments.

▪
Spend approximately $10 million to $20 million on capital improvements specifically related to the restaurants we acquired in the Merger. These capital improvements will depend on the specific needs of the restaurants and the availability of liquidity through our existing credit lines. In addition, we plan to spend approximately $1 million to $3 million on the integration of Ryan’s that will not be capitalized.

     Subject to continued compliance with the covenants in our Credit Facility, we believe that, for the next twelve months, cash flow from operations, landlord contributions, credits received from trade suppliers and available borrowing capacity will be adequate to finance our development plans, on-going operations and debt service obligations. We continuously monitor compliance with the financial covenants in our Credit Facility and, as of June 27, 2007, were in compliance with these covenants. However, if circumstances were to change we will take actions necessary to mitigate such circumstances, including seeking waivers under, or amendments to, our Credit Facility.

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
     Effective as of March 13, 2007 (the “Restatement Date”), Buffets entered into an amendment to its Credit Facility. The amendment added a revolving loan feature to the Synthetic Letter of Credit Facility (cumulatively referred to as the “Synthetic Revolving Facility”), whereby the Company may secure letters of credit and/or revolving loans in an aggregate principal amount of $70 million. The amendment also relaxed the interest rate margins applicable to the Term Facility and Synthetic Revolving Facility, subject to a leverage-based pricing grid. In addition, the amendment added a repricing protection clause relating to the prepayment of term loans or synthetic revolving loans borrowed under the Credit Facility. The repricing protection provides that Buffets must pay a 1% prepayment premium on all such prepayments prior to March 13, 2008. No such prepayments have occurred as of June 27, 2007.
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
     The borrowings due under the Term Facility are payable in equal quarterly installments in an annual amount equal to 1% of the term loan during each of the first six and a half years of the loan, with the remaining balance payable due on November 1, 2013. The Revolving Facility and the Synthetic Revolving Facility are not subject to interim scheduled principal payments. The Credit Facility is fully and unconditionally guaranteed by Buffets Holdings, which has no independent assets or operations except for the capital stock of Buffets, and its existing and future domestic subsidiaries and is secured by substantially all of the Company’s assets. The Credit Facility contains customary restrictive covenants, including limitations on dividends on, and redemptions and repurchases of, capital stock, liens and sale leaseback transactions, loans and investments, the incurrence of additional indebtedness and mergers, acquisitions and asset sales. In addition, the Credit Facility contains financial covenants, which require that we maintain a minimum interest coverage ratio and a maximum leverage ratio. These financial covenants become increasingly restrictive over time. Specifically, on September 20, 2007, our leverage ratio requirement becomes more restrictive as the current leverage ratio of 6.00 to 1.00 drops to 5.75 to 1.00. As of June 27, 2007, there were no events of default and we were in compliance with all covenants. The Credit Facility also contains customary events of default. Borrowing availability under the Credit Facility and our ability to continue to issue letters of credit depends on there being no default or event of default under the Credit Facility and upon our continued compliance with the restrictive and financial covenants contained in the Credit Facility. For further discussion on these covenants, see “Item 1.A. Risk Factors/Forward Looking Statements – Risks related to our substantial Indebtedness and Other Liabilities.”
     As of June 27, 2007, there was $528.7 million outstanding under the Term Facility, $8 million outstanding under the Revolving Facility and $57.1 million outstanding letters of credit under the Synthetic Revolving Facility. The interest rate in effect under the Term Facility was 8.11% and the interest rate in effect under the Revolving Facility was 10.50%.
     12 1/2% Senior Notes
     On November 1, 2006, Buffets issued $300 million of its 12 1/2% Senior Notes by means of a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). Buffets filed a registration statement with the Securities and Exchange Commission to exchange all of its 12 1/2% Senior Notes due 2014 for identical notes registered under the Securities Act. The exchange offer was consummated on January 31, 2007. The 12 1/2% Senior Notes mature on November 1, 2014. Buffets pays interest on the 12 1/2% Senior Notes on January 1 and July 1 of each year.
     Buffets has the option to redeem all or a portion of the 12 1/2% Senior Notes on or after November 1, 2010 at fixed prices that decline over time. Buffets also has the option to redeem up to 35% of the aggregate principal amount of the 12 1/2% Senior Notes on or prior to November 1, 2009 with the proceeds of one or more equity offerings at a redemption price of 112.50% of the principal amount of the 12 1/2% Senior Notes, if at least 65% of the aggregate principal amount of the 12 1/2% Senior Notes are outstanding after each such redemption and such redemption is made not more than 90 days after the consummation of certain equity offerings. Upon certain change of control and asset disposition events as described in the Indenture, Buffets may be required to redeem the 12 1/2% Senior Notes at a purchase price equal to 101% in the case of change of control events, or 100% in the case of asset disposition events, of the principal amount of the 12 1/2% Senior Notes. The 12 1/2% Senior Notes are unsecured senior obligations of Buffets and are jointly and severally guaranteed on a senior unsecured basis by each of its current and future domestic subsidiaries and Buffets Holdings, which has no independent assets or operations except for the capital stock of Buffets.

     The Indenture contains customary covenants relating to restrictions on indebtedness, dividends on, and redemptions and repurchases of, capital stock, liens and sale leaseback transactions, loans and investments, debt and hedging arrangements, mergers, acquisitions and asset sales, transactions with affiliates and changes in business activities conducted by Buffets and certain subsidiaries. The Indenture also contains customary events of default. As of June 27, 2007, we were in compliance with all covenants and there were no events of default.
Off-Balance Sheet Arrangements
     Our Company does not participate in any off-balance sheet arrangements.
Contractual Obligations
     The following table provides aggregate information about our material contractual payment obligations and the fiscal year in which these payments are due:

	Payments Due by Fiscal Year

	2008	2009	2010	2011	2012	Thereafter	Total
	(in thousands)
Long-term debt (1)	$6,625	$5,300	$5,300	$3,975	$5,300	$802,175	$828,675
Interest (2)	56,250	37,500	18,750	37,500	37,500	106,250	293,750
Operating leases (3)	113,082	111,873	106,392	100,370	94,472	1,247,324	1,773,513
Advisory fees (4)	4,000	4,000	4,000	4,000	4,000	—	20,000
Purchase obligations (5)	23,037	—	—	—	—	—	23,037

Total contractual cash obligations	$202,994	$158,673	$134,442	$145,845	$141,272	$2,155,749	$2,938,975

(1)
Long-term debt payments for fiscal years 2008 through 2011 represent the required principal payments on Buffets’ Term Facility. Long-term debt payments in the “Thereafter” column represent the remaining principal amounts due on Buffets’ Term Facility and the aggregate balance of Buffets’ 12 1/2% Senior Notes. Debt payments could be accelerated upon violation of debt covenants. We believe the likelihood of debt covenant violations to be remote. See Note 9 – “Long-Term Debt” to our accompanying consolidated financial statements for details of our long-term obligations.

(2)
Amounts represent contractual interest payments on Buffets’ 12 1/2% Senior Notes. We pay interest on our 12 1/2% Senior Notes on January 1 and July 1 of each year. Due to the timing of these payments in relation to our fiscal year-end, the number of interest payments made in any given year could vary. Interest payments on Buffets’ variable-rate Term Facility are excluded. The borrowings under the Term Facility and Synthetic Revolving Facility bear interest at an adjusted LIBOR rate plus a margin of either 2.50%, 2.75% or 3.00% in the case of Eurodollar borrowings and at a certain alternate base rate plus a margin of either 1.50%, 1.75% or 2.00% in the case of alternate base borrowings, depending on Buffets’ leverage ratio, and borrowings under the Revolving Facility bear interest at an adjusted LIBOR rate plus a margin of 3.25% or at an alternate base rate plus a margin of 2.25%. The Term Facility matures on November 1, 2013. Interest payments are due quarterly. The interest rate, at LIBOR plus 2.75%, was 8.11% as of June 27, 2007. The borrowings due under the Term Facility are payable in equal quarterly installments in an annual amount equal to 1% of the term loan during each of the first six and a half years of the loan, with the remaining balance payable due on November 1, 2013. See Note 9 – “Long-Term Debt” to our accompanying consolidated financial statements for details of our long-term obligations.

(3)
Operating leases is comprised of minimum rents and contingent rents. Operating leases have not been reduced by minimum sublease rentals of approximately $8.5 million. See Note 17 – “Commitments and Contingencies” to our accompanying consolidated financial statements for details of our operating lease obligations.

(4)
The advisory fees comprise our contractual obligation to pay annual advisory fees to each of Roe H. Hatlen, Sentinel Capital Partners, L.L.C. and the Caxton-Iseman Party. See Item 13 - “Certain Relationships and Related Transactions” elsewhere in this report for further discussion of these agreements. Under the terms of these agreements, Mr. Hatlen and Sentinel Capital are each paid a fixed annual fee. The fee of the Caxton-Iseman Party is calculated as a percentage of our earnings before interest, taxes, depreciation and amortization and is estimated to be approximately $3.6 million per year. The fee paid to each of Roe H. Hatlen and Sentinel Capital Partners, L.L.C. is fixed at $0.2 million per year. The agreements with the Caxton-Iseman Party and Sentinel Capital are of perpetual duration, and hence no estimate of the aggregate amount of future obligations (represented in the “Thereafter” column, above) is provided.

(5)
In determining purchase obligations for this table we used our interpretation of the definition set forth in the SEC Final Rule, Disclosure in Management’s Discussion and Analysis about Off-Balance Sheet Arrangements and Aggregate Contractual Obligations, which states, “a ‘purchase obligation’ is defined as an agreement to purchase goods or services that is enforceable and legally binding on the registrant and that specifies all significant terms, including: fixed minimum quantities to be purchased; fixed, minimum or variable/price provisions, and the approximate timing of the transaction.” In applying this definition, we have only included purchase obligations to the extent the failure to perform would result in formal recourse against us. Accordingly, certain procurement arrangements that indicate we are to purchase future items are included, but only to the extent they include a recourse provision for our failure to purchase.

Other Commercial Commitments
     As of June 27, 2007, Buffets had $57.1 million in outstanding letters of credit, which expire through April 7, 2008. As of June 27, 2007, total letter of credit borrowing availability was $32.9 million, which is comprised of additional availability of $12.9 million under our Synthetic Revolving Facility and $20 million available through a sub facility to the Company’s Revolving Facility in the form of letters of credit.
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
New Accounting Standards
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Liabilities. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, which is our fiscal year 2008. We are currently evaluating the effect that the adoption of SFAS 159 will have on its consolidated results of operations and financial condition.
     In September 2006, the FASB issued SFAS no. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. This statement requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. The statement requires prospective application, and the recognition and disclosure requirements are effective for companies with fiscal years ending after December 15, 2006, which is our fiscal year 2007. Adoption of SFAS No. 158 did not have a material impact on the Company’s consolidated results of operations and financial condition.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies whenever other statements requires or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, which is our fiscal year 2009. We do not expect this standard to have a material impact on its consolidated results of operations and financial condition.

     In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance regarding the consideration given to prior year misstatements when determining materiality in current year financial statements. SAB No. 108 is effective for fiscal years ending after November 15, 2006, which is our 2007 fiscal year. Adoption of SAB No. 108 did not have a material impact on our consolidated results of operations and financial condition.
     In July 2006, FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”), was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, which is the beginning of our fiscal year 2008. We are currently evaluating the effect that the adoption of FIN 48 will have on its consolidated results of operations and financial condition.
     In March 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue 06-3, How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is Gross versus Net Presentation). A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amounts of taxes. The guidance is effective for periods beginning after December 15, 2006, which our fiscal year 2008. We do not expect this standard to have a material impact on its consolidated results of operations and financial condition.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Quantitative and Qualitative Disclosures about Market Risk
     Interest Rate Risks. We have interest rate exposure relating to the variable portion of our long-term obligations, which were approximately $528.7 million at June 27, 2007. Buffets’ 12 1/2% Senior Notes are fixed rate instruments, while the interest rate on the term loan under the Credit Facility is variable. A 1% change in interest rates on our variable rate debt would have resulted in our interest rate expense fluctuating by approximately $4.1 million for the fiscal year ended June 27, 2007. In addition, we entered into a swap agreement to fix a portion of our variable rate interest. See Note 9 – “Long-Term Debt” to our accompanying consolidated financial statements for further discussion of this agreement.
     Food Commodity Risks. Many of the food products purchased by us are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are outside our control. To control this risk in part, we have fixed price purchase commitments with terms of one year or less for some key food and supplies from vendors who supply our national food distributor. In addition, we believe that substantially all of our food and supplies are available from several sources, which helps to control food commodity risks. In the past, we have been able to increase menu prices, or vary the menu items offered, if needed, in order to offset food product price increases. However, we may not be able to recover increased costs in the future because competition may limit or prohibit such future increases. To compensate for a hypothetical price increase of 10% for food and beverages, we would need to increase menu prices by an average of approximately 3%. Our average menu price increase for fiscal 2006 was approximately 6%. Our average menu price increases for fiscal 2007 were 3% for our Buffet brand restaurants and 1% for our Ryan’s brand restaurants.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders of Buffets Holdings, Inc. and Subsidiaries:
We have audited the accompanying consolidated balance sheets of Buffets Holdings, Inc. (a Delaware Corporation) and subsidiaries (the “Company”) as of June 27, 2007 and June 28, 2006, and the related consolidated statements of operations, changes in shareholders’ equity (deficit), and cash flows for each of the years ended June 27, 2007, June 28, 2006, and June 29, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Buffets Holdings, Inc. and subsidiaries as of June 27, 2007 and June 28, 2006, and the results of their operations and their cash flows for the years ended June 27, 2007, June 28, 2006, and June 29, 2005 in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche
Minneapolis, Minnesota
September 24, 2007

BUFFETS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 28,	June 27,
	2006	2007
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,194	$4,645
Receivables	4,879	10,219
Inventories	18,226	32,087
Prepaid expenses and other current assets	5,314	8,632
Deferred income taxes (Note 15)	10,324	3,000
Assets held for sale	—	34,959
Current assets related to discontinued operations	795	14,117

Total current assets	59,732	107,659
PROPERTY AND EQUIPMENT, net (Note 5)	132,287	221,092
GOODWILL	312,163	502,046
OTHER INTANGIBLE ASSETS (Note 6)	—	83,998
DEFERRED INCOME TAXES (Note 15)	13,683	—
OTHER ASSETS, net (Note 7)	11,194	37,092
Non-current assets related to discontinued operations	9,437	412

Total assets	$538,496	$952,299

LIABILITIES AND SHAREHOLDER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$48,101	$81,090
Accrued liabilities (Note 8)	67,166	132,783
Income taxes payable (Note 15)	6,977	3,147
Short-term debt	—	13,000
Current maturities of long-term debt	1,862	6,625
Current liabilities related to discontinued operations	1,178	1,137

Total current liabilities	125,284	237,782
LONG-TERM DEBT, net of current maturities (Note 9)	460,652	822,050
DEFERRED INCOME TAXES (Note 15)	—	33,456
DEFERRED LEASE OBLIGATIONS	28,356	38,209
OTHER LONG-TERM LIABILITIES	7,355	9,341

Total liabilities	621,647	1,140,838

COMMITMENTS AND CONTINGENCIES (Note 17)
SHAREHOLDER’S DEFICIT:
Preferred stock, $.01 par value; 1,100,000 shares authorized; none issued and outstanding as of June 28, 2006 and June 27, 2007	—	—
Common stock, $.01 par value; 3,600,000 shares authorized; shares issued and outstanding of 3,104,510 as of June 28, 2006 and June 27, 2007	31	31
Additional paid in capital	5	82
Accumulated deficit	(83,187)	(188,710)
Accumulated other comprehensive income	—	58

Total shareholder’s deficit	(83,151)	(188,539)

Total liabilities and shareholder’s deficit	$538,496	$952,299

The accompanying notes are an integral part of these consolidated financial statements.

BUFFETS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	June 29,	June 28,	June 27,
	2005	2006	2007
	(In thousands)
RESTAURANT SALES	$891,208	$928,624	$1,387,489
RESTAURANT COSTS:
Food	294,548	316,040	480,686
Labor	267,630	263,879	414,466
Direct and occupancy	212,307	220,714	353,608

Total restaurant costs	774,485	800,633	1,248,760
ADVERTISING EXPENSES	24,166	30,637	33,896
GENERAL AND ADMINISTRATIVE EXPENSES	41,906	42,077	60,405
SHAREHOLDERS’ RIGHTS REPURCHASE	—	757	—
CLOSED RESTAURANT COSTS	2,909	6,023	3,822
IMPAIRMENT OF ASSETS	3,609	5,964	415
MERGER INTEGRATION COSTS	—	—	10,938
LOSS ON LITIGATION SETTLEMENT	—	—	7,641
LOSS ON SALE LEASEBACK TRANSACTIONS	—	—	2,498

OPERATING INCOME	44,133	42,533	19,114
INTEREST EXPENSE	48,100	52,242	79,664
INTEREST INCOME	(515)	(375)	(215)
LOSS RELATED TO REFINANCING	856	647	41,134
LOSS RELATED TO EARLY EXTINGUISHMENT OF DEBT	1,923	—	—
OTHER INCOME	(935)	(994)	(936)

LOSS BEFORE INCOME TAXES	(5,296)	(8,987)	(100,533)
INCOME TAX (BENEFIT) EXPENSE	(1,363)	(2,138)	5,853

Loss from continuing operations	(3,933)	(6,849)	(106,386)
Net income from discontinued operations, net of tax of $1,176, $1,396 and $579 for 2005, 2006, and 2007, respectively	1,749	2,077	863

Net loss	$(2,184)	$(4,772)	$(105,523)

The accompanying notes are an integral part of these consolidated financial statements.

BUFFETS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S DEFICIT

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total
	(In thousands, except share data)
BALANCE, June 30, 2004	—	$—	3,185,672	$32	$—	$(75,948)	$—	$(75,916)
Issuance of stock	—	—	144,150	1	14	—	—	15
Purchase of treasury stock	—	—	(154,687)	(1)	—	(283)	—	(284)
Net loss	—	—	—	—	—	(2,184)	—	(2,184)

BALANCE, June 29, 2005	—	—	3,175,135	32	14	(78,415)	—	(78,369)
Purchase of treasury stock	—	—	(70,625)	(1)	(9)	—	—	(10)
Net loss	—	—	—	—	—	(4,772)	—	(4,772)

BALANCE, June 28, 2006	—	—	3,104,510	31	5	(83,187)	—	(83,151)
Comprehensive income (loss):
Net loss	—	—	—	—	—	(105,523)	—	(105,523)
Other comprehensive income:
Change in fair value of derivatives, net of tax of $35	—	—	—	—	—	—	58

Total comprehensive income	—	—	—	—	—	—	58	58
Stock-based compensation	—	—	—	—	77	—	—	77

BALANCE, June 27, 2007	—	$—	3,104,510	$31	$82	$(188,710)	$58	$(188,539)

The accompanying notes are an integral part of these consolidated financial statements.

BUFFETS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	June 29,	June 28,	June 27,
	2005	2006	2007
	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(2,184)	$(4,772)	$(105,523)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	32,247	32,067	40,836
Amortization of debt issuance costs	1,386	1,532	4,032
Accretion of original issue discount	11,906	13,336	5,623
Loss related to refinancing:
Write-off of debt issuance costs	—	—	8,686
Refinancing premiums expensed	—	—	31,599
Loss related to early extinguishment of debt	1,923	—	—
Deferred tax benefit	(3,780)	(3,279)	(4,886)
Loss on disposal of assets	2,280	1,218	1,326
Stock-based compensation	—	—	77
Impairment of assets	3,609	5,964	415
Loss on sale leaseback transactions	—	—	2,498
Changes in assets and liabilities:
Receivables	331	1,753	(891)
Inventories	(683)	(703)	(763)
Prepaid expenses and other current assets	(1,074)	1,283	20,294
Accounts payable	1,704	2,189	15,388
Accrued and other liabilities	2,551	(1,270)	6,197
Income taxes payable	2,459	(13)	(18,939)

Net cash provided by operating activities	52,675	49,305	5,969
INVESTING ACTIVITIES:
Proceeds from sale leaseback transactions	—	—	8,608
Proceeds from sale of assets held for sale	—	—	18,113
Purchase of property and equipment	(29,131)	(31,346)	(40,875)
Collections on notes receivable	733	1,062	1,753
Acquisitions, net of liabilities assumed	—	—	(168,848)
(Purchase) Proceeds from sale of other assets	(73)	(2,438)	641

Net cash used in investing activities	(28,471)	(32,722)	(180,608)

BUFFETS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Year Ended
	June 29,	June 28,	June 27,
	2005	2006	2007
	(In thousands)
FINANCING ACTIVITIES:
Repayment of previous term loan facility	$(29,781)	$(17,016)	$(182,053)
Repurchase of 11 1/4% senior subordinated notes	—	—	(180,778)
Repurchase of 13 7/8% senior discount notes	—	—	(105,306)
Repayment of Ryan’s debt	—	—	(145,000)
Proceeds from term loan funding	—	—	530,000
Repayment of term loan funding	—	—	(1,325)
Proceeds from new revolver facility	—	—	13,000
Purchase of treasury stock	(284)	(10)	—
Proceeds from issuance of common stock	15	—	—
Proceeds from 12 1/2% senior note issuance	—	—	300,000
Reduction of restricted cash available for early extinguishment of debt	16,228	—	—
Use of restricted cash for early extinguishment of debt	(15,736)	—	—
Payment of refinancing premiums	—	—	(32,554)
Debt issuance costs	(56)	—	(36,894)

Net cash (used in) provided by financing activities	(29,614)	(17,026)	159,090

NET CHANGE IN CASH AND CASH EQUIVALENTS	(5,410)	(443)	(15,549)
CASH AND CASH EQUIVALENTS, beginning of period	26,047	20,637	20,194

CASH AND CASH EQUIVALENTS, end of period	$20,637	$20,194	$4,645

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of capitalized interest of $538, $330 and $402, respectively)	$32,530	$37,242	$61,370

Income taxes	$1,130	$2,549	$30,241

The accompanying notes are an integral part of these consolidated financial statements.

BUFFETS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Nature of Organization
Company Background
     Buffets Holdings, Inc., a Delaware corporation, was formed to acquire 100 percent of the common stock of Buffets, Inc. and its subsidiaries in a buyout from public shareholders on October 2, 2000 (the Acquisition). Buffets Holdings, Inc. and subsidiaries (Buffets Holdings) and Buffets, Inc. and subsidiaries (“Buffets”) are collectively referred to as “the Company” in these Notes to Consolidated Financial Statements. Buffets, a Minnesota corporation, is the principal operating subsidiary of Buffets Holdings.
     On December 29, 2005, Buffets Holdings announced that its stockholders formed Buffets Restaurants Holdings, Inc. (“Buffets Restaurant Holdings”) and entered into a contribution agreement with Caxton-Iseman Investments, L.P., Sentinel Capital Partners II, L.P., members of Buffets Holdings senior management and Buffets Restaurants Holdings (the “Contribution Agreement”). Pursuant to the terms of the Contribution Agreement, holders of 100% of Buffets Holdings’ outstanding common stock contributed their shares of common stock of Buffets Holdings to Buffets Restaurants Holdings in exchange for proportional amounts of Buffets Restaurants Holdings common stock. As a result of the share exchange, Buffets Holdings is majority-owned by Buffets Restaurants Holdings.
Description of Business
     The Company owns and operates a chain of restaurants in the United States under the names of Ryan’s®, Fire Mountain®, North’s®, Old Country Buffet®, Country Buffet®, HomeTown Buffet®, Granny’s Buffet(SM) and Tahoe Joe’s Famous Steakhouse®. The Company, operating principally in the family dining segment, owned and operated 642 restaurants, including 632 steak-buffet restaurants and ten Tahoe Joe’s Famous Steakhouse® restaurants, and franchised eighteen restaurants operating as of June 27, 2007.
Buffets Franchise Holdings, LLC
     Buffets Franchise Holdings, LLC, a Minnesota corporation, was formed on March 12, 2007 to franchise buffet-style restaurants, primarily operating under the HomeTown Buffet® tradename. The Company does not directly own or operate any restaurants, and through June 27, 2007, has not entered into any franchise arrangements.
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
Merger with Ryan’s Restaurant Group, Inc.
     On November 1, 2006, Buffets and Ryan’s Restaurant Group, Inc. (“Ryan’s”), announced the completion of the previously announced merger between Buffets Southeast, Inc., a South Carolina corporation and wholly-owned subsidiary of Buffets, and Ryan’s, also a South Carolina corporation, in a cash transaction valued at approximately $834.0 million, including debt that was repaid at closing. Pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated as of July 24, 2006 by and among Buffets, Ryan’s and Buffets Southeast, Inc., Buffets Southeast, Inc. merged with and into Ryan’s, with Ryan’s remaining as the surviving corporation (the “Merger”). As a result of the Merger, Ryan’s became a wholly-owned subsidiary of Buffets. Buffets, headquartered in Eagan, Minnesota, now operates 642 restaurants in 39 states, principally under the Ryan’s®, Fire Mountain®, Old Country Buffet® and HomeTown Buffet® brands.
     At the effective time of the Merger, each issued and outstanding share of Ryan’s common stock, par value $1.00 per share, was canceled and automatically converted into the right to receive $16.25 in cash, without interest. Also, at the effective time of the Merger, each outstanding option to purchase Ryan’s common stock (all of which had vested or vested as a consequence of the Merger) was canceled and automatically converted into the right to receive the excess, if any, of $16.25 over the option exercise price.

     In conjunction with the Merger, Buffets refinanced its outstanding indebtedness by:
•	securing a new $640.0 million senior secured credit agreement (the “Credit Facility”) comprised of (i) a $530.0 million senior secured term loan (the “Term Facility”), (ii) a $40.0 million senior secured revolving credit facility (the “Revolving Facility”), and (iii) a $70.0 million senior secured pre-funded synthetic letter of credit facility (see Note 9 – “Long-Term Debt” for details regarding the subsequent conversion of this facility to a synthetic revolving facility), and

•	issuing $300.0 million of its 12 1/2% senior notes due 2014 (the “12 1/2% Senior Notes”) pursuant to an indenture dated November 1, 2006 (the “Indenture”).
     Buffets used the proceeds of (i) $530.0 million from borrowings under the Term Facility, (ii) $5.0 million from borrowings under the Revolving Facility, (iii) $300.0 million from the issuance of its 12 1/2% Senior Notes, (iv) $566.8 million from a sale leaseback transaction whereby it sold the land (or, in certain cases, underlying ground leases) and related improvements with respect to approximately 275 Ryan’s restaurants and seven Buffets restaurants and simultaneously leased the properties back, (the “Sale Leaseback Transaction”) and approximately (v) $9.0 million of cash on hand to:
•	pay $704.6 million to purchase the outstanding shares of Ryan’s common stock,

•	repay $146.9 million of Ryan’s outstanding debt (including accrued interest and breakage fees),

•	repay $196.4 million of existing indebtedness of Buffets under its existing credit facility (including accrued interest and breakage fees),

•	repurchase or redeem $195.3 million of Buffets’ 11 1/4% senior subordinated notes (including accretion of original issue discount and early redemption premiums),

•	repurchase $121.5 million of Buffets Holdings’ 13 7/8% senior discount notes (including accretion of original issue discount and early redemption premiums), and

•	pay approximately $46.1 million for transaction fees and expenses.
     In addition to the fees and expenses paid at closing, the Company incurred approximately $31.2 million of transaction closing fees and expenses that were paid subsequent to the transaction close date.
     In the Sale Leaseback Transaction, Buffets and Ryan’s, as applicable, conveyed the land (or, in certain cases, underlying ground leases) and related improvements with respect to those properties to the buyer/lessor, and simultaneously leased those properties back pursuant to unitary and individual leases, each for an initial lease term of approximately 20 years, with four renewal terms of five years, except with respect to ground lease sites. The purchase price for the portfolio of sale leaseback properties was approximately $566.8 million. The annual net rent payable under the leases is equal to the purchase price multiplied by a 10.15% cap rate, subject to annual increases of two times the Consumer Price Index, as defined therein, (but in no event greater than 2%), and, if the term of the leases are renewed, subject to further increases during some of the renewal terms based upon the then current fair market rental value. See Note 5 – “Property and Equipment” for further discussion of the Sale Leaseback Transaction.
Principles of Consolidation
     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation.
Fiscal Year
     The Company’s fiscal year is comprised of 52 or 53 weeks divided into four fiscal quarters of twelve, twelve, sixteen, and twelve or thirteen weeks, respectively. All references herein to “2007” represent the 52-week period ended June 27, 2007. All references herein to “2006” represent the 52-week period ended June 28, 2006. All references herein to “2005” represent the 52-week period ended June 29, 2005.

Reclassifications
     Certain amounts shown in the prior-period consolidated financial statements have been reclassified to conform with the current period consolidated financial statement presentation. Specifically, certain account balances and activity related to the Company’s ten Tahoe Joe’s locations have been reclassified to discontinued operations. See Note 11 – “Discontinued Operations” for details on the account balances and activity reclassified. These reclassifications had no effect on net income (loss) or shareholder’s equity (deficit) as previously presented.
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
Property and Equipment
     Property and equipment are stated at cost. Depreciation is accounted for using the straight-line method. Equipment is depreciated over estimated useful lives, ranging from three to ten years. Leasehold improvements are amortized over the shorter of their useful lives or terms of the related leases, which are generally ten to fifteen years. Buildings are depreciated over estimated useful lives, generally 39 1/2 years.
     Normal maintenance and repairs are charged to expense as incurred. Major improvements to buildings and equipment, which extend the useful life of an item, are capitalized and depreciated. The cost and accumulated depreciation of property and equipment retired or otherwise disposed of are removed from the related accounts, and any residual values are charged or credited to income.
Assets Held for Sale
     During 2007, the Company acquired certain properties which have been identified as “Assets Held for Sale” in the Consolidated Balance Sheets, pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company wrote down the carrying values of such assets to estimated net selling price as part of the purchase price allocation. Depreciation is no longer recorded on assets held for sale. Net selling price is estimated as the amount at which the asset could be bought or sold (fair value) less costs to sell. Fair value is determined at prevailing market conditions, appraisals or current estimated net sales proceeds from pending offers, if appropriate. The fair value of the Company’s assets held for sale primarily relates to land values. The Company expects to dispose of these assets within twelve months.
     The Company continues to evaluate the assets in its total portfolio as well as to pursue an orderly disposition of its held for sale assets. There can be no assurance if or when sales will be completed or whether such sales will be completed on terms that will enable the Company to realize the full carrying value of such assets.

Debt Issuance Costs
     Debt issuance costs are amortized to interest expense over the term of the related financing using the effective interest method. In the event of early debt repayment, the capitalized debt issuance costs are written off to other expense as a loss on early extinguishment of debt.
Goodwill and Other Intangible Assets
     The Company tests the recoverability of goodwill and other intangible assets annually or whenever events or circumstances indicate that the carrying amount may not be recoverable. Goodwill and other intangible assets are deemed to be impaired if the fair value of a reporting unit is less than its carrying value. If goodwill or other intangible assets are determined to be impaired, the loss is measured as the amount by which the carrying amount of a reporting unit’s goodwill exceeds their implied fair value. The fair value of a reporting unit is an estimate based on assumptions regarding its future cash flows. In the event that these assumptions change in the future, the Company may be required to record impairment charges related to its goodwill or other intangible assets. No impairment charges were recorded in fiscal years 2005, 2006 or 2007.
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
     During fiscal years 2005, 2006 and 2007, the Company recognized losses of approximately $3.6 million, $6.0 million and $0.4 million, respectively, relating to the impairment of the carrying value of long-lived assets for 29, 33 and one restaurant(s), respectively.
Insurance Reserves
     The Company has insurance reserves for exposure related to the workers compensation, general liability, medical and dental programs. The Company effectively self-insures a significant portion of certain risks through the use of large self-insured retentions combined with stop loss coverage, or by maintaining large deductibles on traditional policies of insurance. The self-insurance liability represents an estimate of the ultimate cost of claims incurred and unpaid as of the balance sheet date, including both reported claims and claims that have been incurred but not reported. The estimated liability is established based upon historical claims data and third-party actuarial estimates of settlement costs for incurred claims. The Company’s estimates include judgments and independent actuarial assumptions regarding economic conditions, the frequency and severity of claims and claim development patterns and settlement practices. These estimates and assumptions are monitored and adjusted when warranted by changing circumstances. Changes in these factors may produce materially different amounts of expense and liabilities that would be reported under these insurance programs.

Closed Restaurant Reserve
     The Company maintains a closed restaurant reserve for restaurants that are no longer being used in current operations. The closed restaurant costs are principally comprised of the Company’s estimates of lease termination costs and obligations, net of sublease and other cash receipts, and employee termination costs. Many factors including the local business environment, other available lease sites, the ability to secure subleases, the creditworthiness of subtenants, and the Company’s success at negotiating early termination agreements with lessors are considered in establishing the accruals. Adjustments to the reserve primarily relate to changes in subtenant income or actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which the changes become known. The closed restaurant reserve (current and noncurrent in aggregate) was $2.8 million and $1.7 million as of June 28, 2006 and June 27, 2007, respectively.
Pre-opening Costs
     Costs incurred in connection with the opening of new restaurants are expensed as incurred in accordance with Statement of Position (“SOP”) 98-5, Reporting on the Costs of Start-up Activities. SOP 98-5 requires companies to expense as incurred all start-up and pre-opening costs that are not otherwise capitalized as long-lived assets.
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
     Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial reporting amounts and the tax basis of existing assets and liabilities based on currently enacted tax laws and tax rates in effect for the periods in which the differences are expected to reverse. Income tax (benefit) expense is the tax payable/receivable for the year, plus the change during the year in deferred income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.
Derivative Instruments and Hedging Activities
     The Company uses financial derivatives to manage interest rate risks in accordance with its Credit Agreement, as amended and restated on March 31, 2007. Use of the Company’s derivative instruments is currently limited to a single interest rate swap. This instrument is structured as an effective hedge of the variability of cash flows to be paid on a portion of the Company’s outstanding debt. The derivative is recognized on the consolidated balance sheet at fair value. On the date the derivative contract was entered into, the Company documented the relationship between the hedging instrument and the hedged item, as well as its risk-management objective and strategy for undertaking the hedge transaction. This process included linking the derivative to a specific liability on the consolidated balance sheet, as well as formally assessing, both at the hedge’s inception and on an ongoing basis, whether the derivative used in the hedging transaction is highly effective in offsetting changes in cash flows of the hedged item.
     Changes in the fair value of the derivative that is highly effective and designated as a cash flow hedge are recorded in other comprehensive income (loss) until earnings are affected by the variability in cash flows of the designated hedged item. See Note 9 – “Long-Term Debt” for further discussion of the interest rate swap.

Revenue Recognition
     The Company’s restaurant sales include proceeds from the sale of food and beverages at Company-owned restaurants.
     The Company recognizes franchise income for royalty fees and initial franchise fees received from franchisees. Initial fees are recognized as income when required obligations under the terms of the franchise agreement are fulfilled. Royalty fees are based on gross sales and are recognized in income as sales are generated. Franchise income was $0.9 million for fiscal years 2005, 2006 and 2007. Franchise income is included in “Other Income” in the accompanying Consolidated Statements of Operations.
     Buffets sells both paper gift certificates and plastic gift cards. Proceeds from the sale of gift cards/certificates are initially recorded as a liability when received. Revenues from the sale of gift cards/certificates are recognized upon redemption. In estimating the related gift card/certificate liability, the Company analyzes historical trends to derive its estimates of future gift card redemption patterns. The assumptions and activity are closely monitored for changes in escheatment laws and redemption patterns. The Company adjusts its gift card/certificate liability based on historical and expected non-redemption trends. These adjustments are classified within “Direct and Occupancy Costs” in the accompanying Consolidated Statements of Operations. Our gift card/certificate liability was $4.0 million and $5.4 million, of which approximately $1.2 and $1.1 million was related to the Tahoe Joe’s restaurants and was reclassified as discontinued operations in the accompanying Consolidated Balance Sheets for fiscal years ended June 28, 2006 and June 27, 2007, respectively.
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
     The fair value of the Company’s variable interest rate debt is estimated by discounting future cash flows for these instruments using the Company’s expected borrowing rate for debt of comparable risk and maturity. The rate on the Company’s variable interest rate debt approximates rates currently being offered by lending institutions for loans of similar terms to companies of comparable credit risk. The fair value of fixed interest rate debt is estimated based on quoted prices for those of similar instruments.
     The fair value of the Company’s long-term debt, including current portion, was $476.1 million and $541.7 million as of June 28, 2006 and June 27, 2007, respectively.
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

Stock-Based Compensation
     On June 29, 2006 the Company adopted the provisions of SFAS No. 123(R) (revised 2004), Share-based Payment, which requires recognition of compensation cost for share-based awards granted to employees based on their fair values at the time of grant over the requisite service period. The Company’s pre-tax compensation cost for stock options as reflected in the accompanying Consolidated Statements of Operations is included in “General and Administrative Expenses.” For fiscal year 2007, compensation cost for stock options granted to certain employees during the fiscal year was approximately $77,000. As of June 27, 2007 there was no unrecognized compensation cost related to stock option awards as all awards fully vest upon issuance. Prior to the adoption of SFAS 123(R), the Company accounted for activity under its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, the Company did not recognize compensation expense in connection with employee stock option grants because stock options are granted at exercise prices not less than the fair value of the common stock on the date of grant. As required by SFAS No. 123, we provided certain pro forma disclosures for stock-based awards as if the fair-value-based approach of SFAS No. 123 had been applied.
     We elected to use the modified prospective transition method as permitted by SFAS No. 123(R) and therefore did not restate our financial results for prior periods. Under this transition method, we applied the provisions of SFAS No. 123(R) to new awards and to awards modified, repurchased, or cancelled after June 29, 2006. The Company’s stock-based compensation plans are described in more detail in Note 4 – “Stock-Based Compensation.”
Merger Integration Costs
     Merger integration costs represent professional fees, performance bonuses and employee travel and expenses related to integration activities associated with the Ryan’s and North’s acquisitions. As of June 27, 2007, merger integration costs of approximately $10.9 million have been expensed as incurred and are recorded in “Merger Integration Costs” in the accompanying Consolidated Statements of Operations.
3. Recent Accounting Pronouncements
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, which is the Company’s fiscal year 2009. The Company is currently evaluating the effect that the adoption of SFAS 159 will have on its consolidated results of operations and financial condition.
     In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. This statement requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. The statement requires prospective application, and the recognition and disclosure requirements are effective for companies with fiscal years ending after December 15, 2006, which is the Company’s fiscal year 2007. Adoption of SFAS No. 158 did not have a material impact on the Company’s consolidated results of operations and financial condition.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies whenever other statements requires or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, which is the Company’s fiscal year 2009. The Company does not expect this standard to have a material impact on its consolidated results of operations and financial condition.
     In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance regarding the consideration given to prior year misstatements when determining materiality in current year financial statements. SAB No. 108 is effective for fiscal years ending after November 15, 2006, which is the Company’s 2007 fiscal year. Adoption of SAB No. 108 did not have a material impact on the Company’s consolidated results of operations and financial condition.

     In July 2006, FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”), was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, which is the beginning of the Company’s fiscal year 2008. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its consolidated results of operations and financial condition.
     In March 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue 06-3, How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is Gross versus Net Presentation). A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amounts of taxes. The guidance is effective for periods beginning after December 15, 2006, which is the Company’s fiscal year 2008. The Company does not expect this standard to have a material impact on its consolidated results of operations and financial condition.
4. Stock-Based Compensation
     On June 29, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options based on estimated fair value on the grant date. SFAS 123(R) supersedes SFAS No. 123, Accounting for Stock-Based Compensation and APB Opinion No. 25, Accounting for Stock Issued to Employees.
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
     The Company recognized and recorded approximately $77,000 in share-based compensation related to options granted to certain employees during the fiscal year ended June 27, 2007, as calculated using the following inputs to the Black Scholes pricing model:

For the Year Ended
June 27, 2007
Risk-free interest rate	4.91%
Expected volatility	45.0%
Expected dividend yield	0.0%
Expected life in years	2.0
5. Property and Equipment
     Property and equipment was as follows (in thousands):

	June 28,	June 27,
	2006	2007
Land	$762	$16,829
Buildings	3,082	16,213
Equipment	146,152	221,767
Leasehold improvements	143,909	157,150
Accumulated depreciation and amortization	(161,618)	(190,867)

	$132,287	$221,092

     See Note 10 — “Acquisitions” for further discussion of the impact of the merger with Ryan’s on the Company’s property and equipment balances.
Sale Leaseback Transaction
     On November 1, 2006, immediately prior to the merger with Ryan’s, Buffets and Ryan’s entered into a sale leaseback transaction with affiliates of Fortress Investment Group LLC (the “Affiliates”), involving approximately 275 Ryan’s restaurants and seven Buffets restaurants. In the Sale Leaseback Transaction, Buffets and Ryan’s, as applicable, conveyed the land (or, in certain cases, underlying ground leases) and related improvements with respect to those properties to the Affiliates or its assignee, Realty Income Corporation (or its affiliate), and simultaneously leased those properties back pursuant to unitary and individual leases, each for an initial lease term of approximately 20 years, with four renewal terms of five years, except with respect to ground lease sites. The purchase price for the portfolio of sale leaseback properties was approximately $566.8 million. The annual net rent payable under the leases is equal to the purchase price multiplied by a 10.15% cap rate, subject to annual increases of two times the Consumer Price Index, as defined therein, (but in no event greater than 2%), and, if the term of the leases are renewed, subject to further increases during some of the renewal terms based upon the then current fair market rental value.
     The Company and Ryan’s applied the provisions of SFAS No. 98, Accounting for Leases to their respective portion of the Sale Leaseback Transaction. Net proceeds from the sale leaseback of Ryan’s 275 restaurants were approximately $546.8 million and net proceeds from the sale leaseback of Buffets’ seven restaurants were approximately $8.4 million. The aggregate initial annual rent for Ryan’s 275 properties is approximately $56.6 million and for Buffets’ seven properties is approximately $0.9 million.
     The Ryan’s portion of the Sale Leaseback Transaction occurred prior to the Company’s merger with Ryan’s. Therefore, the impacts of the loss of $43.8 million on 76 properties and the deferred gain of $113.3 million on 199 properties are reflected in goodwill (see Note 10 — “Acquisitions” for a summary of the allocation of the purchase price to the estimated fair market values of the assets acquired and liabilities assumed at the date of the acquisition).

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
6. Other Intangible Assets
     Other intangible assets were as follows (in thousands):

	June 28, 2006		June 27, 2007
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized Intangible Assets:
Leasehold interests	$—	$—	$2,323	$211
Recipes	—	—	2,602	156

	$—	$—	$4,925	$367

Unamortized Intangible Assets:
Trademarks	$—		$79,440
     Leasehold interests relate to favorable lease contracts acquired in the acquisitions of Ryan’s and North’s Restaurants, Inc. of $1.0 million and $1.3 million, respectively, and are amortized over the remaining lives of the underlying leases. Recipes represent the value attributed to proprietary food recipes acquired in the acquisition of Ryan’s and are amortized over a weighted average life of 11 years. Aggregate amortization expense for the fiscal year ended June 27, 2007 was $0.4 million. Amortization expense is expected to be approximately $0.4 million in each of the five subsequent fiscal years.
     Trademarks represent the value attributable to trade name and trademark rights acquired in the acquisition of Ryan’s and are deemed to have indefinite lives.
     See Note 10 — “Acquisitions” for further discussion of the impact of the merger with Ryan’s on the Company’s other asset balances.
7. Other Assets
     Other assets were as follows (in thousands):

	June 28,	June 27,
	2006	2007
Debt issuance costs	$9,308	$33,483
Prepaid acquisition costs	1,346	—
Deposits	477	3,491
Other long-term assets	63	118

	$11,194	$37,092

     Debt issuance costs are the capitalized costs incurred in connection with entering into Buffets’ senior secured Credit Facility and issuing Buffets’ 12 1/2% Senior Notes. Debt issuance costs are being amortized over the terms of the financing arrangements using the effective interest method. Debt issuance costs are net of accumulated amortization of $4.0 million and $3.4 million as of June 28, 2006 and June 27, 2007, respectively.
     Long-term deposits include insurance escrow deposits and prepaid rent and other deposits.
     See Note 10 — “Acquisitions” for further discussion of the impact of the merger with Ryan’s on the Company’s other asset balances.

8. Accrued Liabilities
     Accrued liabilities consisted of the following (in thousands):

	June 28,	June 27,
	2006	2007
Accrued compensation	$17,634	$32,710
Accrued workers’ compensation	12,520	21,427
Accrued interest	13,552	22,603
Accrued insurance	8,178	17,350
Accrued litigation reserve	504	9,926
Accrued sales, use and property taxes	6,348	16,856
Unearned revenue (gift certificates/cards)	2,820	4,290
Closed restaurant reserve, current portion	1,685	1,196
Accrued other	3,925	6,425

	$67,166	$132,783

     See Note 10 — “Acquisitions” for further discussion of the impact of the merger with Ryan’s on the Company’s accrued liability balances.
Accrued Workers’ Compensation Liability
     The Company has a large presence in the California market and a large part of its workers compensation reserve relates to claims in that state. Beginning January 1, 2003, a series of workers’ compensation medical reform bills were enacted in California in an effort to control rapidly increasing medical costs. The last of these reform bills was enacted in April 2004. In late 2004 and early 2005, California’s Division of Workers’ Compensation implemented significant regulatory changes called for by the reform bills, that have subsequently resulted in an overall reduction in the number of claims and the average cost per claim in that state. These trends favorably impacted the Company’s claims experience in the California market, resulting in reductions in the Company’s accrued workers’ compensation liability totaling approximately $4.9 million during fiscal 2006. The impact of this favorable reduction in the reserve is recorded in the labor line item within the restaurant costs section of the consolidated statement of operations for the year ended June 28, 2006.
Closed Restaurant Reserve
     Closed restaurant costs incurred subsequent to December 31, 2002 have been accounted for in accordance with SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities.
     The store closing costs are principally comprised of lease termination costs and obligations, net of sublease and other cash receipts. Employee termination costs are recognized in the period that the closure is communicated to the affected employees.

     The following table summarizes closed restaurant reserve activity by type of cost for the past two fiscal years (in thousands):

	For the Year Ended
	June 28,	June 27,
	2006	2007
BALANCE, beginning of period (current and noncurrent in aggregate)	$1,499	$2,776
Additions:
Lease obligations charged to earnings	4,847	2,141
Lease obligations charged to goodwill	—	131
Employee termination benefits charged to earnings	444	5
Employee termination benefits charged to goodwill	—	183
Reductions:
Cash payments:
Lease termination costs and obligations	3,570	3,394
Employee severance benefits	444	188

BALANCE, end of period (current and noncurrent in aggregate)	$2,776	$1,654

     In addition to lease obligation and employee termination costs the Company incurred closed restaurant costs of $0.7 million and $1.4 million for fiscal years 2006 and 2007, respectively, related to incremental cash and non-cash charges that were directly expensed.
     The following table summarizes planned and actual restaurant closing activity for the past two fiscal years:

	For the Year Ended
	June 28,	June 27,
	2006	2007
Number of restaurants:
Expected to close as of the beginning of the period	4	1
Closed during the period	19	32
Identified for closure during the period	16	36

Expected to close as of the end of the period	1	5

	For the Year Ended
	June 28,	June 27,
	2006	2007
Number of employees:
Expected to be terminated as of the beginning of the period	140	35
Terminated during the period	665	1,120
Identified for termination during the period	560	1,260

Expected to be terminated as of the end of the period	35	175

     The remaining closed restaurant reserves (current and noncurrent in aggregate) are expected to be paid, or incurred, by year as follows (in thousands):

2008	$1,196
2009	406
2010	38
2011	13
2012	1
Thereafter	—

$1,654

     The Company closed eleven underperforming restaurants in fiscal 2007. Cash charges were incurred related to these restaurant closures of approximately $1.7 million. These charges included approximately $1.1 million related to lease termination costs and obligations, $0.2 million related to employee termination costs and $0.4 million related to other associated costs. Non-cash charges related to these closures for fiscal 2007 were approximately $0.4 million. These charges were expensed as incurred pursuant to SFAS 146 and are recorded in “closed restaurant costs” in the Consolidated Statements of Operations. In addition, the Company closed eighteen Ryan’s® restaurants and three Fire Mountain® restaurants between November 1, 2006 (acquisition date) and June 27, 2007. Charges related to these 21 restaurants were charged to goodwill pursuant to EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. See Note 10 — “Acquisitions” for further discussion of the merger with Ryan’s.

9. Long-Term Debt
     Long-term debt outstanding was as follows (in thousands):

	June 28,	June 27,
	2006	2007
Short-Term borrowings consisted of the following:
Letter of credit facility at 2.85% plus borrowings at LIBOR, due July 19, 2007 (interest at 8.17% as of June 27, 2007)	$—	$5,000
Revolving credit facility, interest at Prime plus 2.25%, due June 29, 2007	—	8,000
Current maturities of long-term debt	1,862	6,625

Total short-term borrowings	1,862	19,625

Long-Term borrowings consisted of the following:
Term loan, interest at LIBOR plus 2.75%, due quarterly through March 31, 2013 (interest at 8.11% as of June 27, 2007)	182,053	528,675
Senior discount notes, interest at 13.875%, due December 15, 2010, net of discount $32,009 at June 28, 2006	99,991	—
Senior subordinated notes, interest at 11.25%, due July 15, 2010, net of discount of $4,195 at June 28, 2006	180,470	—
Senior notes, interest at 12.50%, due November 1, 2014	—	300,000

	462,514	828,675
Less — Current maturities	1,862	6,625

Total long-term debt	$460,652	$822,050

     As of June 27, 2007, future maturities of long-term debt by year were as follows (in thousands):

2008	$6,625
2009	5,300
2010	5,300
2011	3,975
2012	5,300
Thereafter	802,175

$828,675

Merger Related Refinancing
     In connection with the Merger, the Company refinanced its debt through borrowings under a new senior secured credit agreement and the issuance by Buffets of its 12 1/2% Senior Notes. In addition, on November 1, 2006, the Company repaid $196.4 million of Buffets’ existing indebtedness under its predecessor credit facility (including accrued interest and breakage fees), repurchased $194.9 million of Buffets’ 11 1/4% senior subordinated notes (including accretion of original issue discount and early redemption premiums), repurchased $121.4 million of Buffets Holdings’ 13 7/8% senior discount notes (including accretion of original issue discount and early redemption premiums) and repaid $146.9 million of Ryan’s outstanding debt.
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

     Effective as of March 13, 2007 (the “Restatement Date”), the Company entered into an amendment to its Credit Facility. The amendment added a revolving loan feature to the Synthetic Letter of Credit Facility (cumulatively referred to as the “Synthetic Revolving Facility”), whereby the Company may secure letters of credit and/or revolving loans in an aggregate principal amount of $70 million. The amendment also relaxed the interest rate margins applicable to the Term Facility and Synthetic Revolving Facility, subject to a leverage-based pricing grid. In addition, the amendment added a repricing protection clause relating to the prepayment of term loans or synthetic revolving loans borrowed under the Credit Facility. The repricing protection provides that Buffets must pay a 1% prepayment premium on all such prepayments prior to March 13, 2008. No such prepayments have occurred as of June 27, 2007.
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
     The borrowings due under the Term Facility are payable in equal quarterly installments in an annual amount equal to 1% of the term loan during each of the first six and a half years of the loan, with the remaining balance payable due on November 1, 2013. The Revolving Facility and the Synthetic Revolving Facility are not subject to interim scheduled principal payments. The Credit Facility is fully and unconditionally guaranteed by Buffets Holdings, which has no independent assets or operations except for the capital stock of Buffets, and its existing and future domestic subsidiaries and is secured by substantially all of the Company’s assets. The Credit Facility contains customary restrictive covenants, including limitations on dividends on, and redemptions and repurchases of, capital stock, liens and sale leaseback transactions, loans and investments, the incurrence of additional indebtedness and mergers, acquisitions and asset sales. In addition, the Credit Facility contains financial covenants, which require that we maintain a minimum interest coverage ratio and a maximum leverage ratio. These financial covenants become increasingly restrictive over time. Specifically, on September 20, 2007, our leverage ratio requirement becomes more restrictive as the current leverage ratio of 6.00 to 1.00 drops to 5.75 to 1.00. As of June 27, 2007, the Company was in compliance with all covenants and there were no events of default. The Credit Facility also contains customary events of default. Borrowing availability under the Credit Facility and our ability to issue letters of credit depends on there being no default or event of default under the Credit Facility and upon the Company’s continued compliance with the restrictive and financial covenants contained in the Credit Facility.
     On April 12, 2007, the Company entered into an interest rate swap (“Swap”) agreement to manage its exposure on debt instruments to interest rate fluctuation. The Swap, which became effective May 31, 2007 and had a $32.0 million notional amount of indebtedness, was used to hedge a portion of the interest payments associated with the variable rate $530.0 million term loan by fixing the interest rate at LIBOR. The swap agreement calls for 90-day settlements beginning August 31, 2007. This instrument is structured as an effective hedge of the variability of cash flows to be paid on a portion of our outstanding debt. The derivative is recognized on the balance sheet at fair value. On the date the derivative contract was entered into, we documented the relationship between the hedging instrument and the hedged item, as well as our risk-management objective and strategy for undertaking the hedge transaction. This process included linking the derivative to a specific liability on the consolidated balance sheet, as well as formally assessing, both at the hedge’s inception and on an ongoing basis, whether the derivative used in the hedging transaction is highly effective in offsetting changes in cash flows of the hedged item. As of June 27, 2007, the Company recorded a gain on the swap in the amount of $57,754, net of $36,155 tax to accumulated other comprehensive income. The net gain will be amortized into earnings as an adjustment to interest expense over the same period in which the related interest costs on the debt are being recognized in earnings. No amount was reclassified to interest expense during fiscal 2007 as no settlement, in the form of interest payments made on the related debt, occurred during fiscal 2007.
     As of June 27, 2007, Buffets had $57.1 million in outstanding letters of credit, which expire through April 7, 2008. As of June 27, 2007, total letter of credit borrowing availability was $32.9 million, which is comprised of additional availability of $12.9 million under our Synthetic Revolving Facility and $20 million available through a sub facility to the Company’s Revolving Facility in the form of letters of credit.
     On May 3, 2007, the Company repaid its $5 million short-term promissory note and related accrued interest.
     12 1/2% Senior Notes
     On November 1, 2006, Buffets issued $300.0 million aggregate principal amount of its 12 1/2% senior notes. The issuance was consummated solely by means of a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). Buffets filed a registration statement with the Securities and Exchange Commission to exchange all of its 12 1/2% Senior Notes due 2014 for notes registered under the Securities Act. The exchange offer was consummated on January 31, 2007. The 12 1/2% Senior Notes mature on November 1, 2014. Buffets pays interest on the 12 1/2% Senior Notes on January 1 and July 1 of each year.

     Buffets has the option to redeem all or a portion of the 12 1/2% Senior Notes on or after November 1, 2010 at fixed prices that decline over time. Buffets also has the option to redeem up to 35% of the aggregate principal amount of the 12 1/2% Senior Notes on or prior to November 1, 2009 with the proceeds of one or more equity offerings at a redemption price of 112.50% of the principal amount of the 12 1/2% Senior Notes, if at least 65% of the aggregate principal amount of the 12 1/2% Senior Notes are outstanding after each such redemption and such redemption is made not more than 90 days after the consummation of certain equity offerings. Upon certain change of control and asset disposition events as described in the Indenture, Buffets may be required to redeem the 12 1/2% Senior Notes at a purchase price equal to 101% in the case of change of control events, or 100% in the case of asset disposition events, of the principal amount of the 12 1/2% Senior Notes. The 12 1/2% Senior Notes are unsecured senior obligations of Buffets and are jointly and severally guaranteed on a senior unsecured basis by each of its current and future domestic subsidiaries and Buffets Holdings, which has no independent assets or operations except for the capital stock of Buffets.
     The Indenture contains customary covenants relating to restrictions on indebtedness, dividends on, and redemptions and repurchases of, capital stock, liens, loans and investments, debt and hedging arrangements, mergers, acquisitions and asset sales, transactions with affiliates and changes in business activities conducted by Buffets and certain subsidiaries. The Indenture also contains customary events of default. As of June 27, 2007, the Company was in compliance with all covenants and there were no events of default.
10. Acquisitions
Ryan’s Restaurant Group, Inc.
     On November 1, 2006, Buffets completed the merger with Ryan’s. As a result of the merger, Ryan’s became a wholly-owned subsidiary of Buffets. The merger with Ryan’s created the nation’s largest steak-buffet restaurant chain and the second largest company in the family dining segment. In addition, it increases the Company’s national footprint and allows the Company to operate 642 restaurants in 39 states principally under the Ryan’s®, Fire Mountain®, Old Country Buffet® and HomeTown Buffet® brands.
     The merger was accounted for as a purchase business combination and for accounting purposes, Buffets was the acquiring enterprise. Accordingly, the results of Ryan’s operations subsequent to November 1, 2006 are included in the Company’s results of operations for the fiscal year ended June 27, 2007. The net cash consideration paid was approximately $165.4 million (net of cash acquired of $559.4 million), including approximately $18.1 million of capitalized acquisition related expenses. The excess of the purchase consideration plus acquisition costs over the fair value of assets acquired and liabilities assumed was allocated to goodwill of approximately $192.2 million. Substantially all the goodwill is not deductible for tax purposes. The Company is still in the process of finalizing restructuring actions related to this acquisition, which may result in adjustment to the purchase price or incremental restructuring charges or both. In certain cases, the allocations of the excess purchase price are based upon preliminary estimates and assumptions. Accordingly, the allocations are subject to revision when the Company receives final information, including appraisals and other analyses. Revisions to the fair values, which may be significant, will be recorded by the Company as further adjustments to the purchase price allocations.

     The following table summarizes the allocation of the purchase price to the estimated fair market values of the assets acquired and liabilities assumed at the date of the acquisition:

November 1,
2006
(in thousands)
Cash	$559,406
Assets held for sale	53,072
Deferred tax assets	—
Other current assets	43,210
Property, plant & equipment	98,985
Goodwill	192,188
Other intangible assets (1)	83,071
Other assets	3,750

Total assets acquired	1,033,682

Accounts payable	15,735
Current portion of long-term debt	33,036
Income taxes payable	15,109
Accrued liabilities	69,126
Deferred tax liability	61,619
Long-term debt	111,964
Other long-term liabilities	2,257

Total liabilities assumed	308,846

Net assets acquired	724,836
Less cash acquired	559,406

Net cash paid	$165,430

(1)	In connection with the Merger, we acquired approximately $79.4 million in trademarks, $2.4 million in recipes and $1.0 million in leasehold interests.
In connection with the Merger and the related 21 restaurant closures, the Company recorded a liability for employee termination costs of $5.9 million. At June 27, 2007, the Company had communicated the termination of 926 employees of the acquired entities. As of the end of the fiscal year, 911 employees had actually been terminated and employee termination costs of $5.7 million had been paid. The remaining employee termination costs of approximately $0.2 million are expected to be paid during the first and second quarters of fiscal 2008. Charges related to employee termination costs and the restaurant closures were charged to goodwill pursuant to EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. The Company is in the process of finalizing restructuring actions related to this acquisition, which may result in adjustment to the purchase price or incremental restructuring charges or both.
     The Company incurred approximately $29.0 million in transaction and merger integration costs as of June 27, 2007. Acquisition costs of approximately $18.1 million are recorded as a component of the purchase price in the consolidated balance sheets pursuant to SFAS No. 141, Business Combinations. Merger integration costs of approximately $10.9 million have been expensed as incurred and are recorded in “Merger Integration Costs” in the accompanying Consolidated Statements of Operations.
     Unaudited pro forma consolidated results of continuing operations, as though the merger with Ryan’s had taken place at the beginning of the periods presented, are as follows (in thousands):

	Twelve Weeks Ended				Fifty-two Weeks Ended
	June 28, 2006		June 27, 2007		June 28, 2006		June 28, 2007
Revenue	$426,624		$383,346		$1,751,049		$1,680,649
Net loss	(7,070	)(1)	(55,050	)(2)	(27,618	)(3)	(116,766	)(4)

(1)
Pro forma net loss is increased by additional rent expense of $12.4 million related to the Sale Leaseback Transaction, as adjusted for depreciation expense on assets sold in the Sale Leaseback Transaction, and additional interest expense of $6.2 million. Pro forma net loss is reduced by general and administrative expense synergies of $0.5 million and an increase in tax benefit of $6.8 million assuming a 37.8% tax rate.

(2)
There are no pro forma adjustments necessary for the twelve weeks ended June 27, 2007 given that Ryan’s operating results are included in the consolidated statement of operations for the full sixteen-week period. Pro forma net loss has not been adjusted for nonrecurring items including loss on litigation of $1.6 million and merger integration costs of approximately $3.9.

(3)
Pro forma net loss is increased by additional rent expense of $53.7 million related to the Sale Leaseback Transaction, as adjusted for depreciation expense on assets sold in the Sale Leaseback Transaction, and additional interest expense of $26.9 million. Pro forma net loss is reduced by general and administrative expense synergies of $1.5 million and an increase in tax benefit of $29.7 million assuming a 37.8% tax rate.

(4)
Pro forma net loss is increased by additional rent expense of $18.6 million related to the Sale Leaseback Transaction, as adjusted for depreciation expense on assets sold in the Sale Leaseback Transaction, additional interest expense of $7.5 million and an increase in tax expense of $7.1 million assuming a 37.8% tax rate. Pro forma net loss is reduced by general and administrative expense synergies of $0.7 million and the elimination of Ryan’s loss on sale leaseback of $43.8 million during the period preceding the merger. Pro forma net loss has not been adjusted for loss on sale leaseback of $2.5 million, loss on litigation settlement of $7.6 million, merger integration costs of $10.9 million, and the loss related to refinancing of $41.1 million.

North’s Restaurants, Inc.
     On August 1, 2006, the Company’s subsidiary, OCB Restaurant Company, LLC, acquired certain assets and liabilities of North’s Restaurants, Inc. (“North’s”), primarily comprised of five buffet restaurants in California and Oregon. The purchase price was $3.3 million. In addition, the Company incurred $0.1 million of transaction costs. The acquisition was accounted for as a purchase business combination in accordance with SFAS No. 141 Business Combinations. No goodwill was recorded as a result of the purchase price allocation. The results of the acquired restaurants subsequent to August 1, 2006, are included in our results of operations for the twelve and fifty-two weeks ended June 27, 2007.
11. Discontinued Operations
     In June 2007, the Company developed a plan to sell a portion of the assets and related liabilities of it’s ten Tahoe Joe’s Famous Steakhouse® restaurants. The Company is actively marketing the restaurants and expects to complete the sale within the next twelve months. In accordance with SFAS No, 144, Accounting for Impairment or Disposal of Long-Lived Assets, the Company has reclassified those assets and related liabilities as held for sale and presented them as discontinued operations in the accompanying Consolidated Balance Sheets. In addition, certain financial results related to those assets and liabilities, including revenues, restaurant costs and related taxes, have been accounted for as discontinued operations in the accompanying Consolidated Statements of Operations for all periods presented.
     Revenues and certain results of operations for the Tahoe Joe’s restaurants include the following (in thousands):

	Year Ended	Year Ended	Year Ended
	June 29, 2005	June 28, 2006	June 27, 2007
Revenue	$35,573	$34,537	$31,619
Income from discontinued operations	1,749	2,077	863
     The balance sheet information of discontinued operations includes the following (in thousands):

	June 28, 2006	June 27, 2007
Current assets related to discontinued operations:
Assets held for sale	$—	$13,186
Inventory and prepaids	795	931

Total current assets	$795	$14,117

Noncurrent assets related to discontinued operations:
Property and equipment	$9,117	$—
Liquor licenses	320	412

Total noncurrent assets	$9,437	$412

Current liabilities related to discontinued operations:
Gift card liability	$1,178	$1,137

Total current liabilities	$1,178	$1,137

12. Shareholder’s Deficit
Stock Shares
     The Company has 3.6 million authorized shares of common stock and 1.1 million authorized shares of preferred stock. As of June 27, 2007, the Company had 3,104,510 shares of common stock and no shares of preferred stock issued and outstanding. All outstanding shares of common stock are directly owned by Buffets Restaurants Holdings, Inc. (“Buffets Restaurants Holdings”).
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
Equity Participation Plan
     In October 2000, Buffets Holdings adopted the Equity Participation Plan, a non-qualified stock option plan under which up to 113,750 shares of common stock are reserved for issuance to certain employees. Prior to the Merger on November 1, 2006, the option exercise price for each option, as determined at the date of grant, was based on the four full fiscal quarters immediately preceding the date of the award using the amount by which the sum of 4.5 times earnings before interest, taxes, depreciation and amortization, as defined in the Credit Facility, and the proceeds payable to the Company upon the exercise of the options, exceeds the consolidated indebtedness of the Company as of the date of the award. Subsequent to the Merger, the option exercise price for each option has been determined, at the date of grant, based on an exercise price derived from an equity valuation performed by a third party valuation company. This valuation compares the Company to other publicly-held companies and develops a market price for the Company’s shares of common stock. Options are fully vested upon issuance and generally expire fifteen years from the date of the grant or at an earlier date, as determined by the Board of Directors. However, options are only exercisable in the event of a liquidity event, as defined in the Stockholders’ Agreement. The Company reserves the right to pay the plan participant the appreciated value of the shares rather than actually issue equity. As of June 27, 2007, there were 11,050 shares available to be awarded under the plan.
     Activity under the stock option plan is summarized as follows:

	For the Year Ended
	June 29, 2005		June 28, 2006		June 27, 2007
		Weighted-		Weighted-		Weighted-
		Avg		Avg		Avg
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	98,142	$16.42	97,029	$14.51	77,823	$14.34
Granted	11,671	0.11	1,124	0.11	29,232	9.17
Exercised	—	—	—	—	—	—
Canceled	12,784	16.05	20,330	14.36	4,355	18.33

Outstanding at end of year	97,029	$14.51	77,823	$14.34	102,700	$12.70

The following table summarizes the Company’s outstanding stock options as of June 27, 2007:

	Options Outstanding
		Weighted-Avg
		Remaining
	Number	Option Term	Weighted-Avg
Range of Exercise Price	Outstanding	(in years)	Exercise Price
$0 - $10	34,114	9.74	$7.17
$11 - $20	55,856	13.26	11.56
$21 - $30	6,624	9.31	25.22
$31 - $40	456	9.53	32.09
$41 - $50	5,650	9.84	41.07

$0 - $50	102,700	11.63	$12.70

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
     Each phantom incentive unit award represents a single share of the Company’s common stock and the value of each phantom incentive unit award is generally related to the value of a single share of common stock. The phantom incentive units awards vest ratably over a five-year period, beginning on December 13, 2006, unless the Management Employee’s employment with the Company ceases for any reason, but will not be paid until and unless (1) a Realization Event occurs after July 31, 2006, (2) the Company conducts an initial public offering of its capital stock or (3) under certain circumstances, upon termination of the Management Employee’s employment. The phantom incentive units awards may be settled in cash, common stock or any combination of cash and common stock, at the sole discretion of the Company’s Board of Directors.
     Subsequent to July 31, 2006, upon termination of any Management Employee’s employment for any reason other than death or disability, any unvested phantom incentive units awards held by such Management Employee are forfeited and the Company has the right, at its election and in its sole discretion, to repurchase from such executive any phantom incentive units awards that have vested as of the date of the termination of his employment. Pursuant to the terms of the award agreements, each of the Management Employees has agreed not to compete with the Company or solicit any employee of the Company or its affiliates during the term of employment and for two years thereafter.
Accumulated Other Comprehensive Income
     The components of accumulated other comprehensive income were $58,000 related to unrealized gains on derivatives.
13. Retirement Plan
     The Company has a 401(k) plan covering all employees of Buffets (excluding Ryan’s) with one year of service, age 21 or older, who worked at least 1,000 hours in the prior year. The Company’s discretionary contributions to the plan are determined annually, on a calendar year basis, by the Board of Directors and are used to match a portion of employees’ voluntary contributions. Participants are 100% vested in their own contributions immediately and are vested in the Company’s contributions 20% per year of service with the Company, such that they are fully vested at the end of five years of service with the Company. There were no matching contributions for calendar year 2005 or calendar year 2006. As of June 27, 2007, there was no accrual for matching contributions for the first half of calendar year 2007.

     As of November 1, 2006, the Company acquired a defined contribution retirement plan, which covers all Ryan’s team members who have at least one year of service and have attained 21 years of age. Participating team members may contribute from 1% to 50% of their compensation to the plan with the first 6% of compensation matched in cash by the Company at a 40% rate. The Company’s match for participants with 20 or more years of service increases to 100% of the first 6% contributed by team members. All plan assets are invested in a nationally recognized family of mutual funds. As of June 27, 2007 there was a $350,000 accrual for company contributions to the plan.
14. Postretirement Benefits
     As a result of the merger with Ryan’s, the Company acquired a Postretirement Medical Plan. Under this plan, the Company provides medical, dental and vision benefits to select executives and their spouses. The Company recorded a $2.1 million liability in “Other Long Term Liabilities” in the accompanying Consolidated Balance Sheets related to expected benefits to be paid under the plan. The plan is currently, and is expected to remain, unfunded. As such, there were no contributions made to the plan during fiscal 2007 and there is no expectation a contribution will be made in fiscal 2008. Certain actuarial assumptions were used to compute the obligation, including market interest rates, past experience, and management’s best estimate of future economic conditions. The recorded obligation assumed a discount rate of 5.53% and a medical trend rate of 8.0%.

15. Income Taxes
     The income tax (benefit) expense consisted of the following (in thousands):

	For the Year Ended
	June 29,	June 28,	June 27,
	2005	2006	2007
Federal:
Current	$2,665	$1,776	$(5,107)
Deferred	(3,308)	(2,606)	11,086

	(643)	(830)	5,979

State:
Current	928	761	182
Deferred	(472)	(673)	271

	456	88	453

Income tax (benefit) expense	(187)	(742)	6,432
Less: Income tax expense from discontinued operations	1,176	1,396	579

Income tax (benefit) expense from continuing operations	$(1,363)	$(2,138)	$5,853

     Deferred income taxes are provided to record the income tax effect of temporary differences that occur when transactions are reported in one period for financial statement purposes and in another period for tax purposes. The tax effect of the temporary differences giving rise to the Company’s deferred tax assets and liabilities was as follows (in thousands):

	June 28, 2006		June 27, 2007
		Non-		Non-
	Current	current	Current	current
	Asset	Asset	Asset	Liability
Property and equipment	$—	$2,595	$—	$(22,247)
Deferred rent	—	8,716	—	12,278
Self-insurance reserve	1,759	—	4,998	—
Accrued workers’ compensation	4,481	—	8,355	—
Accrued payroll and related benefits	2,031	—	2,961	—
Accrued store closing costs	1,049	—	638	—
Net operating loss and tax credit carryforwards	807	—	—	34,549
Deferred gain on sale leaseback transaction	—	936	—	2,229
Merger transaction costs	—	—	—	2,260
Intangible Assets	—	(2,242)	—	(33,279)
Other	197	3,678	788	(1,986)

Total deferred tax assets (liabilities)	10,324	13,683	17,740	(6,196)
Valuation allowance for deferred tax assets	—	—	(14,740)	(27,260)

Net deferred tax assets (liabilities)	$10,324	$13,683	$3,000	$(33,456)

     As of June 27, 2007, the Company had operating loss carryovers of approximately $97.4 million (before valuation allowances), which expire after twenty years, and tax credit carryovers of approximately $4.0 million, with $3.9 million of these expiring after twenty years. The remaining $0.1 million of such credits can be carried forward indefinitely. Of the $97.4 million in operating loss carryovers, approximately $13.1 million have been reclassified to income taxes payable, as the Company expects these to be carried back to prior years and utilized during fiscal 2008. The Company has provided a $45.6 million valuation allowance against its deferred tax assets based on its position that it is uncertain that the tax benefits related to these assets will be realized. Approximately $3.6 million of this valuation allowance relates to separate company state net operating losses (“NOL’s”), and is netted against the NOL’s on the net operating loss and tax credit carryforwards line in the table above.

     A reconciliation of the Company’s income tax (benefit) expense at the federal statutory rate to the reported income tax (benefit) expense was as follows (in thousands):

	For the Year Ended
	June 29,	June 28,	June 27,
	2005	2006	2007
Federal income tax benefit at statutory rate of 35%	$(830)	$(1,930)	$(34,682)
State income taxes, net of federal benefit	296	57	(1,317)
General business credits	(1,591)	(1,546)	(2,566)
Non-deductible interest on high-yield notes	1,316	1,497	635
Change in deferred tax rate	—	—	1,268
Valuation allowance for deferred tax assets	—	—	42,000
Other	622	1,180	1,094

Income tax (benefit) expense	(187)	(742)	6,432
Less: Income tax expense from discontinued operations	1,176	1,396	579

Income tax (benefit) expense from continuing operations	$(1,363)	$(2,138)	$5,853

     The $0.6 million other line item in fiscal 2005 primarily represents an increase in the Company’s federal and state income tax reserves. The $1.2 million other line item in fiscal 2006 represents $0.3 million related to restating the carrying value of the Company’s deferred tax assets to reflect a lower expected future tax rate, $0.3 million related to the non-deductibility of costs related to the repurchase of certain rights associated with shares of common stock and $0.6 million represents an increase in the Company’s federal and state income tax reserves. The $1.3 million change in deferred tax rate in fiscal 2007 represents a cumulative charge to restate the carrying value of the Company’s deferred tax assets. The $42.0 million represents the establishment of a valuation allowance against a significant portion of the Company’s deferred tax assets due to uncertainty regarding realization of the related tax benefits. The $1.1 million other line item above in fiscal 2007 primarily represents an adjustment to deferred tax items.
16. Related-Party Transactions
     In October 2000, the Company entered into a management agreement with an affiliate (the “Caxton-Iseman Party”) of Caxton-Iseman Investments L.P. Caxton-Iseman Investments L.P. is a majority shareholder of Buffets Restaurants Holdings, the parent company of Buffets Holdings, owning approximately 77.4% of the outstanding common stock. Under the management agreement, the Caxton-Iseman Party provides various advisory services to the Company in exchange for an annual advisory fee equal to 2% of the Company’s annual consolidated earnings before interest, taxes, depreciation and amortization. The Caxton-Iseman Party receives an additional fee for advisory services relating to particular financial transactions equal to 1% of the transaction value.
     On November 1, 2006, Buffets entered into the Second Amended and Restated Management and Fee Agreement (the “Management Agreement”) with the Caxton-Iseman Party. In accordance with the terms of the Management Agreement, upon the request of Buffets, the Caxton-Iseman Party is to provide certain acquisition and financial advisory services to Buffets.
     In consideration for the services to be provided by the Caxton-Iseman Party, Buffets agreed to pay the Caxton-Iseman Party (i) an annual fee equal to 2% of Buffets’ EBITDA (as defined in the Management Agreement), (ii) a transaction fee, payable upon the completion by Buffets of any acquisition, of 2% of the sale price, (iii) a transaction fee, payable upon the completion of the sale of Buffets. of 1% of the sale price, and (iv) a transaction fee, payable upon the completion of the sale by Buffets of any other divestitures, of 1% of the sale price. The annual fee payable in any year may not exceed the amounts permitted under the Company’s debt agreements, and the Caxton-Iseman Party is obligated to return any portion of the annual fee that has been prepaid if an event of default has occurred and is continuing under either the Company’s debt agreements. In connection with the Company’s merger transaction with Ryan’s, the Caxton-Iseman Party received a fee of $16.8 million.
     In October 2000, the Company entered a management agreement with Sentinel Capital Partners, L.L.C., a minority shareholder of Buffets Restaurants Holdings owning approximately 7.0% of the outstanding common stock, under which Sentinel Capital Partners, L.L.C. provides various advisory services to the Company for an annual advisory fee of $200,000. In connection with the Company’s merger transaction with Ryan’s, Sentinel Capital Partners, L.L.C. received a fee of $0.5 million.

     Roe H. Hatlen, a founder of Buffets and a current member on the Boards of Directors of Buffets and Buffets Holdings, entered into an advisory arrangement with Buffets Holdings on September 28, 2000 (the “Advisory Agreement”), that had an original term expiring in December 2005. On December 13, 2005, the Advisory Agreement was amended to extend the term through June 30, 2006 at an annualized rate of compensation of $200,000. The Advisory Agreement was further amended in July 2006 to extend the term through December 31, 2006 at the same annualized rate of compensation. The Company is currently paying Mr. Hatlen an annualized rate of compensation of $200,000. In addition, Mr. Hatlen is entitled to (1) the use of certain company-provided facilities during the term of the agreement, (2) business expense (including auto expense) reimbursement arrangements during the term of the agreement, and (3) health, welfare, disability and life insurance benefits, on the same basis provided to senior executives of Buffets until December 31, 2010. All costs are recognized as incurred in “General and Administrative” expenses in the consolidated Statement of Operations. Mr. Hatlen owns approximately 6.0% of the outstanding common stock of Buffets Restaurants Holdings. In connection with the Company’s merger transaction with Ryan’s, Mr. Hatlen received a fee of $0.5 million.
17. Commitments and Contingencies
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
     During the course of discovery, but prior to a motion for certification of a class, the parties reached a settlement of this action in mediation in late February 2007. The settlement received preliminary court approval on September 12, 2007. While the Company is currently not able to predict the outcome of this action, the Company estimates that, should the court provide final approval of the settlement, the Company will pay approximately $7.2 million to resolve this matter. This amount has been recorded in the Company’s accrued litigation reserve and is included in “Accrued Liabilities” in the Company’s accompanying Consolidated Balance Sheets and “Loss on Litigation Settlement” in the Company’s Consolidated Statements of Operations. Also included in the Loss on Litigation Settlement is approximately $0.4 million in attorney fees paid to the Company’s external counsel for services rendered through June 27, 2007 specifically related to negotiating the settlement.

     With regard to the previously disclosed 2002 class action lawsuit filed in the United States District Court, Middle District of Tennessee, Nashville Division, related to alleged wage and hour violations, all terms of the consensual settlement between the parties have been satisfied and the matter is considered closed.
     In June 2006, a lawsuit was filed in the Berkeley County (West Virginia) circuit court on behalf of three plaintiffs alleging wage and hour violations similar to the Tennessee collective-action case discussed in the preceding paragraph. This case seeks class-action status, but pertains only to West Virginia employees who worked for Ryan’s during the five years ending July 2006. In July 2006, Defendants removed the lawsuit to the United States District Court for the Northern District of West Virginia. In February 2007, the Court denied Plaintiffs motion to remand the matter back to West Virginia state court. The plaintiffs seek compensatory damages, penalties, restitution of unpaid wages and deductions, pre-judgment interest, costs of suit and reasonable attorneys’ fees. The complaint does not make a specific monetary demand. This action is in a preliminary stage, and the Company is currently not able to predict the outcome of this action or reasonably estimate a range of possible loss. The Company is vigorously defending this action.
     On August 29, 2007, the Greenville County, South Carolina Circuit Court overseeing the 2006 putative shareholder class action — Marjorie Fretwell v. Ryan’s Restaurant Group, Inc. — entered a final order approving the consensual settlement agreement between the parties, previously disclosed.
     We are also involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of those matters will not have a material adverse effect on our consolidated financial position or the results of operations.
Operating Leases
     The Company conducts most of its operations from leased restaurant facilities, all of which are classified as operating leases.
     The following is a schedule of future minimum lease payments required under noncancellable operating leases as of June 27, 2007 (in thousands):

2008	$113,082
2009	111,873
2010	106,392
2011	100,370
2012	94,472
Thereafter	1,247,324

Total future minimum lease payments	$1,773,513

     Minimum payments have not been reduced by minimum sublease rentals of approximately $8.5 million.
     Certain of these leases require additional rent based on a percentage of net sales and may require additional payments for real estate taxes and common area maintenance on the properties. Many of these leases also contain renewal options exercisable at the election of the Company. Under the provisions of certain leases, there are certain escalations in payments over the base lease term as well as renewal periods which have been reflected in rent expense on a straight-line basis over the life of the anticipated terms. Differences between minimum lease payments and straight-line rent expense are reflected as “Deferred Lease Obligations” in the accompanying Consolidated Balance Sheets.

Rent expense was as follows (in thousands):

	For the Year Ended
	June 29,	June 28,	June 27,
	2005	2006	2007
Minimum rents	$50,111	$50,192	$89,066
Contingent rents	3,522	3,708	3,251
Less: Sublease rents	(2,844)	(2,357)	(2,082)
Deferred rents	1,482	1,123	8,862
Percentage rents	1,617	2,296	1,958

	$53,888	$54,962	$101,055

VISA Settlement
     The terms of a significant portion of the Visa Check/MasterMoney antitrust litigation settlement were finalized during fiscal 2006. In the fourth quarter of fiscal 2006, the Company sold its claim related to this portion of the settlement to a third party for approximately $0.7 million and recorded a gain of that amount. The gain was recorded in “Direct and Occupancy Costs” in the Consolidated Statement of Operations.
18. Condensed Consolidating Financial Statements
     The following unaudited condensed consolidating financial statements are presented pursuant to Rule 3-10 of Regulation S-X. Buffets is an issuer (the “Subsidiary Issuer”) of 12 1/2% Senior Notes that are fully and unconditionally guaranteed by its parent, Buffets Holdings (the “Parent”), as well as each of its current and future domestic subsidiaries including HomeTown Buffet, Inc., OCB Restaurant Company, LLC, OCB Purchasing Co., Tahoe Joe’s, Inc., Buffets Leasing Company, LLC, HomeTown Leasing Company, LLC, OCB Leasing Company, LLC, Tahoe Joe’s Leasing Company, LLC, Ryan’s Restaurant Group, Inc., Big R Procurement Company, LLC, Fire Mountain Restaurants, LLC, Ryan’s Restaurant Leasing Company, LLC, Ryan’s Restaurant Management Group, LLC, Fire Mountain Leasing Company, LLC, Fire Mountain Management Group, LLC, and Buffets Franchise Holdings, LLC (collectively, the “Subsidiary Guarantors”). All guarantees are joint and several and Buffets and the subsidiary guarantors are 100% owned by Buffets Holdings.
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

Condensed Consolidating Balance Sheet
As of June 28, 2006

		Subsidiary	Subsidiary
	Parent	Issuer	Guarantors	Eliminations	Consolidated
			(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$37	$14,068	$6,089	$—	$20,194
Receivables	1,777	485	278,857	(276,240)	4,879
Inventories	—	845	17,381	—	18,226
Prepaid expenses and other current assets	3	4,772	539	—	5,314
Deferred income taxes	64	8,774	1,486	—	10,324
Assets related to discontinued operations	—	—	795	—	795

Total current assets	1,881	28,944	305,147	(276,240)	59,732
PROPERTY AND EQUIPMENT, net	—	5,307	126,980	—	132,287
GOODWILL, net	—	18,730	293,433	—	312,163
DEFERRED INCOME TAXES	6,140	7,543	—	—	13,683
OTHER ASSETS, net	2,203	141,401	4,892	(137,302)	11,194
NONCURRENT ASSETS related to discontinued operations	—	—	9,437	—	9,437

Total assets	$10,224	$201,925	$739,889	$(413,542)	$538,496

LIABILITIES AND SHAREHOLDER’S EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	—	325,540	2,788	(280,227)	48,101
Accrued liabilities	—	44,013	23,153	—	67,166
Income taxes payable	(36)	7,013	—	—	6,977
Current maturities of long-term debt	—	112	1,750	—	1,862
Liabilities related to discontinued operations	—	—	1,178	—	1,178

Total current liabilities	(36)	376,678	28,869	(280,227)	125,284
LONG-TERM DEBT, net of current maturities	99,991	21,640	339,021	—	460,652
DEFERRED LEASE OBLIGATIONS	—	1,948	26,408	—	28,356
OTHER LONG-TERM LIABILITIES	—	3,024	4,331	—	7,355

Total liabilities	99,955	403,290	398,629	(280,227)	621,647

COMMITMENTS AND CONTINGENCIES
SHAREHOLDER’S EQUITY (DEFICIT)
Common stock	31	—	—	—	31
Additional paid in capital	5	82,311	199,244	(281,555)	5
Retained earnings (accumulated deficit)	(89,767)	(283,676)	142,016	148,240	(83,187)

Total shareholder’s equity (deficit)	(89,731)	(201,365)	341,260	(133,315)	(83,151)

Total liabilities and shareholder’s equity (deficit)	$10,224	$201,925	$739,889	$(413,542)	$538,496

Condensed Consolidating Balance Sheet
As of June 27, 2007

		Subsidiary	Subsidiary
	Parent	Issuer	Guarantors	Eliminations	Consolidated
			(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$37	$(1,852)	$6,460	$—	$4,645
Receivables	(312)	1,944	338,780	(330,193)	10,219
Inventories	—	858	31,229	—	32,087
Prepaid expenses and other current assets	—	6,383	2,249	—	8,632
Assets held for sale	—	—	34,959	—	34,959
Deferred income taxes	—	3,000	—	—	3,000
Assets related to discontinued operations	—	—	14,117	—	14,117

Total current assets	(275)	10,333	427,794	(330,193)	107,659
PROPERTY AND EQUIPMENT, net	—	7,577	213,515	—	221,092
GOODWILL, net	—	11,547	490,499	—	502,046
OTHER INTANGIBLE ASSETS	—	—	83,998	—	83,998
DEFERRED INCOME TAXES	—	—	—	—	—
OTHER ASSETS, net	38	462,842	5,452	(431,240)	37,092
NONCURRENT ASSETS related to discontinued operations	—	—	412	—	412

Total assets	$(237)	$492,299	$1,221,670	$(761,433)	$952,299

LIABILITIES AND SHAREHOLDER’S EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	—	399,685	11,598	(330,193)	81,090
Accrued liabilities	—	70,912	61,871	—	132,783
Income taxes payable	6,274	(3,127)	—	—	3,147
Current maturities of long-term debt	—	451	19,174	—	19,625
Liabilities related to discontinued operations	—	—	1,137	—	1,137

Total current liabilities	6,274	467,921	93,780	(330,193)	237,782
LONG-TERM DEBT, net of current maturities	—	18,907	952,943	(149,800)	822,050
DEFERRED INCOME TAXES	—	33,456	—	—	33,456
DEFERRED LEASE OBLIGATIONS	—	2,328	35,881	—	38,209
OTHER LONG-TERM LIABILITIES	—	2,842	6,499	—	9,341

Total liabilities	6,274	525,454	1,089,103	(479,993)	1,140,838

COMMITMENTS AND CONTINGENCIES SHAREHOLDER’S EQUITY (DEFICIT)
Common stock	31	—	—	—	31
Additional paid in capital	82	—	—	—	82
Retained earnings (accumulated deficit)	(6,624)	(33,213)	132,567	(281,440)	(188,710)
Accumulated other comprehensive income	—	58	—	—	58

Total shareholder’s equity (deficit)	(6,511)	(33,155)	132,567	(281,440)	(188,539)

Total liabilities and shareholder’s equity (deficit)	$(237)	$492,299	$1,221,670	$(761,433)	$952,299

Condensed Consolidating Statement of Operations
For the Year Ended June 29, 2005

		Subsidiary	Subsidiary
	Parent	Issuer	Guarantors	Eliminations	Consolidated
	(In thousands)
RESTAURANT SALES	$—	$40,550	$850,658	$—	$891,208
RESTAURANT COSTS:
Food	—	14,594	279,954	—	294,548
Labor	—	12,618	255,012	—	267,630
Direct and occupancy	—	7,169	205,138	—	212,307

Total restaurant costs	—	34,381	740,104	—	774,485
ADVERTISING EXPENSES	—	1,057	23,109	—	24,166
GENERAL AND ADMINISTRATIVE EXPENSES	5	1,912	39,989	—	41,906
CLOSED RESTAURANT COSTS	—	—	2,909	—	2,909
IMPAIRMENT OF ASSETS	—	—	3,609	—	3,609

OPERATING INCOME (LOSS)	(5)	3,200	40,938	—	44,133
INTEREST EXPENSE	11,453	2,199	34,448	—	48,100
INTEREST INCOME	—	(515)	—	—	(515)
LOSS RELATED TO REFINANCING	856	—	—	—	856
LOSS RELATED TO EARLY EXTINGUISHMENT OF DEBT	—	1,923	—	—	1,923
OTHER INCOME	—	(935)	—	—	(935)

INCOME (LOSS) BEFORE INCOME TAXES	(12,314)	528	6,490	—	(5,296)
INCOME TAX (BENEFIT) EXPENSE	(3,237)	162	1,712	—	(1,363)

Net income (loss) from continuing operations	(9,077)	366	4,778	—	(3,933)
Net income (loss) from discontinued operations, net of tax of $1,176	—	—	1,749	—	1,749

Net income (loss)	$(9,077)	$366	$6,527	$—	$(2,184)

Condensed Consolidating Statement of Operations
For the Year Ended June 28, 2006

		Subsidiary	Subsidiary
	Parent	Issuer	Guarantors	Eliminations	Consolidated
	(In thousands)
RESTAURANT SALES	$—	$44,287	$884,337	$—	$928,624
RESTAURANT COSTS:
Food	—	15,788	300,252	—	316,040
Labor	—	13,194	250,685	—	263,879
Direct and occupancy	—	6,335	214,379	—	220,714

Total restaurant costs	—	35,317	765,316	—	800,633
ADVERTISING EXPENSES	—	1,409	29,228	—	30,637
GENERAL AND ADMINISTRATIVE EXPENSES	6	2,032	40,039	—	42,077
SHAREHOLDERS’ RIGHTS REPURCHASE	757	—	—	—	757
CLOSED RESTAURANT COSTS	—	—	6,023	—	6,023
IMPAIRMENT OF ASSETS	—	—	5,964	—	5,964

OPERATING INCOME (LOSS)	(763)	5,529	37,767	—	42,533
INTEREST EXPENSE	12,907	2,360	36,975	—	52,242
INTEREST INCOME	—	(375)	—	—	(375)
LOSS RELATED TO REFINANCING	—	647	—	—	647
OTHER INCOME	—	(994)	—	—	(994)

INCOME (LOSS) BEFORE INCOME TAXES	(13,670)	3,891	792	—	(8,987)
INCOME TAX (BENEFIT) EXPENSE	(3,261)	1,202	(79)	—	(2,138)

Net income (loss) from continuing operations	(10,409)	2,689	871	—	(6,849)
Net income (loss) from discontinued operations, net of tax of $1,396	—	—	2,077	—	2,077

Net income (loss)	$(10,409)	$2,689	$2,948	$—	$(4,772)

Condensed Consolidating Statement of Operations
For the Year Ended June 27, 2007

		Subsidiary	Subsidiary
	Parent	Issuer	Guarantors	Eliminations	Consolidated
			(In thousands)
RESTAURANT SALES	$—	$43,242	$1,344,247	$—	$1,387,489
RESTAURANT COSTS:
Food	—	15,617	465,069	—	480,686
Labor	—	13,075	401,391	—	414,466
Direct and occupancy	—	3,631	352,508	(2,531)	353,608

Total restaurant costs	—	32,323	1,218,968	(2,531)	1,248,760
ADVERTISING EXPENSES	—	1,033	32,863	—	33,896
GENERAL AND ADMINISTRATIVE EXPENSES	434	1,888	58,740	(657)	60,405
CLOSED RESTAURANT COSTS	—	—	3,822	—	3,822
IMPAIRMENT OF ASSETS	—	—	415	—	415
MERGER INTEGRATION COSTS	—	7,304	3,634	—	10,938
LOSS ON LITIGATION SETTLEMENT	—	7,641	—	—	7,641
LOSS ON SALE LEASEBACK TRANSACTIONS	—	—	2,498	—	2,498

OPERATING INCOME (LOSS)	(434)	(6,947)	23,307	3,188	19,114
INTEREST EXPENSE	5,455	4,453	69,195	561	79,664
INTEREST INCOME	—	346	—	(561)	(215)
LOSS RELATED TO REFINANCING	18,044	23,090	—	—	41,134
OTHER INCOME	—	(1,593)	—	657	(936)

INCOME (LOSS) BEFORE INCOME TAXES	(23,933)	(33,243)	(45,888)	2,531	(100,533)
INCOME TAX (BENEFIT) EXPENSE	6,275	72	(494)	—	5,853

Net income (loss) from continuing operations	(30,208)	(33,315)	(45,394)	2,531	(106,386)
Net income (loss) from discontinued operations, net of tax of $579	—	—	863	—	863

Net income (loss)	$(30,208)	$(33,315)	$(44,531)	$2,531	$(105,523)

Condensed Consolidating Statement of Cash Flows
For the Year Ended June 29, 2005

		Subsidiary	Subsidiary
	Parent	Issuer	Guarantors	Eliminations	Consolidated
	(In thousands)
OPERATING ACTIVITIES:
Net income (loss)	$(9,077)	$366	$6,527	$—	$(2,184)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	3,214	29,033	—	32,247
Amortization of debt issuance costs	315	64	1,007	—	1,386
Accretion of original issue discount	11,139	46	721	—	11,906
Loss related to early extinguishment of debt	—	1,923	—	—	1,923
Impairment of assets	—	—	3,609	—	3,609
Deferred income taxes	(2,979)	(48)	(753)	—	(3,780)
Loss on disposal of assets	—	—	2,280	—	2,280
Changes in assets and liabilities:
Receivables	—	40,610	(39,643)	(636)	331
Inventories	—	(38)	(645)	—	(683)
Prepaid expenses and other assets	(4)	(1,274)	204	—	(1,074)
Accounts payable	(180)	1,544	340	—	1,704
Accrued and other liabilities	—	1,787	764	—	2,551
Income taxes payable/refundable	(258)	4,336	(1,619)	—	2,459

Net cash provided by (used in) operating activities	(1,044)	52,530	1,825	(636)	52,675

INVESTING ACTIVITIES:
Purchase of property and equipment	—	(1,601)	(27,530)	—	(29,131)
Collections on notes receivable	—	733	—	—	733
Corporate cash advances (payments)	—	(53,499)	52,863	636	—
(Purchase) sale of other assets	32	(733)	628	—	(73)

Net cash provided by (used in) investing activities	32	(55,100)	25,961	636	(28,471)

FINANCING ACTIVITIES:
Repayment of debt	—	(1,787)	(27,994)	—	(29,781)
Redemption of subordinated notes	—	—	—	—	—
Repurchase of common stock	(284)	—	—	—	(284)
Proceeds from issuance of common stock	15	—	—	—	15
Reduction of restricted cash available for early extinguishment of debt	—	974	15,254	—	16,228
Use of restricted cash for early extinguishment of debt	—	(944)	(14,792)	—	(15,736)
Dividends	1,290	(1,290)	—	—	—
Debt issuance costs	(56)	—	—	—	(56)

Net cash provided by (used in) investing activities	965	(3,047)	(27,532)	—	(29,614)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(47)	(5,617)	254	—	(5,410)
CASH AND CASH EQUIVALENTS, beginning of period	96	19,771	6,180	—	26,047

CASH AND CASH EQUIVALENTS, end of period	$49	$14,154	$6,434	$—	$20,637

Condensed Consolidating Statement of Cash Flows
For the Year Ended June 28, 2006

		Subsidiary	Subsidiary
	Parent	Issuer	Guarantors	Eliminations	Consolidated
	(In thousands)
OPERATING ACTIVITIES:
Net income (loss)	$(10,409)	$2,689	$2,948	$—	$(4,772)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	2,907	29,160	—	32,067
Amortization of debt issuance costs	354	71	1,107	—	1,532
Accretion of original issue discount	12,552	47	737	—	13,336
Impairment of assets	—	—	5,964	—	5,964
Deferred income taxes	(3,225)	(3)	(51)	—	(3,279)
Loss on disposal of assets	—	—	1,218	—	1,218
Changes in assets and liabilities:
Receivables	(1,885)	52,985	(50,568)	1,221	1,753
Inventories	—	(18)	(685)	—	(703)
Prepaid expenses and other assets	1	1,562	(280)	—	1,283
Accounts payable	—	4,137	(71)	(1,877)	2,189
Accrued and other liabilities	—	(1,547)	277	—	(1,270)
Income taxes payable/refundable	1,841	(1,854)	—	—	(13)

Net cash provided by (used in) operating activities	(771)	60,976	(10,244)	(656)	49,305

INVESTING ACTIVITIES:
Purchase of property and equipment	—	(1,721)	(29,625)	—	(31,346)
Collection on notes receivable	—	1,062	—	—	1,062
Corporate cash advances (payments)	—	(57,265)	56,609	656	—
Purchase of other assets	(1)	(1,347)	(1,090)	—	(2,438)

Net cash provided by (used in) investing activities	(1)	(59,271)	25,894	656	(32,722)

FINANCING ACTIVITIES:
Repayment of debt	—	(1,021)	(15,995)	—	(17,016)
Repurchase of common stock	(10)	—	—	—	(10)
Dividends	770	(770)	—	—	—

Net cash provided by (used in) investing activities	760	(1,791)	(15,995)	—	(17,026)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(12)	(86)	(345)	—	(443)
CASH AND CASH EQUIVALENTS, beginning of period	49	14,154	6,434	—	20,637

CASH AND CASH EQUIVALENTS, end of period	$37	$14,068	$6,089	$—	$20,194

Condensed Consolidating Statement of Cash Flows
For the Year Ended June 27, 2007

		Subsidiary	Subsidiary
	Parent	Issuer	Guarantors	Eliminations	Consolidated
			(In thousands)
OPERATING ACTIVITIES:
Net income (loss)	$(30,208)	$(33,315)	$(44,531)	$2,531	$(105,523)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	2,840	37,996	—	40,836
Amortization of debt issuance costs	140	90	3,802	—	4,032
Loss related to refinancing:
Write-off of debt issuance costs	1,992	154	6,540	—	8,686
Premium expensed	16,052	358	15,189	—	31,599
Accretion of original issue discount	5,315	7	301	—	5,623
Impairment of assets	—	—	415	—	415
Deferred income taxes	6,204	(255)	(10,835)	—	(4,886)
Loss on disposal of assets	—	(2,825)	6,682	(2,531)	1,326
Stock-based compensation	77	—	—	—	77
Loss on sale leaseback transaction	—	2,498	—	—	2,498
Changes in assets and liabilities:
Receivables	320	206,287	(211,485)	3,987	(891)
Inventories	—	(13)	(750)	—	(763)
Prepaid expenses and other assets	3	(3,291)	23,582	—	20,294
Due from parent	(108)	—	108	—	—
Accounts payable	1,877	22,245	(8,734)	—	15,388
Accrued and other liabilities	—	28,109	(21,912)	—	6,197
Income taxes payable/refundable	6,310	(40,359)	15,110	—	(18,939)

Net cash provided by (used in) operating activities	7,974	182,530	(188,522)	3,987	5,969

INVESTING ACTIVITIES:
Proceeds from sale leaseback transactions	—	8,608	—	—	8,608
Proceeds from sale of assets held for sale	—	—	18,113	—	18,113
Issuance of notes receivable to Ryan’s	—	(149,800)	—	149,800	—
Acquisition, net of liabilities assumed	—	(165,430)	(3,418)	—	(168,848)
Purchase of property and equipment	—	(1,593)	(39,282)	—	(40,875)
Collection on notes receivable	—	1,753	—	—	1,753
Corporate cash advances (payments)	—	356,578	(352,591)	(3,987)	—
Purchase of other assets	33	—	608	—	641

Net cash provided by (used in) investing activities	33	50,116	(376,570)	145,813	(180,608)

FINANCING ACTIVITIES:
Repayment of previous term loan facility	—	(4,187)	(177,866)	—	(182,053)
Repurchase of 11 1/4% senior subordinated notes	—	(4,158)	(176,620)	—	(180,778)
Repurchase of 13 7/8% senior discount notes	(105,306)	—	—	—	(105,306)
Repayment of Ryan’s debt	—	(145,000)	—	—	(145,000)
Proceeds from new term loan funding	—	12,190	517,810	—	530,000
Payments on new term loan funding	—	(30)	(1,295)	—	(1,325)
Proceeds from new revolver facility	—	299	12,701	—	13,000
Proceeds from 12 1/2% senior note issuance	—	6,900	293,100	—	300,000
Debt issuance costs	—	(849)	(36,045)	—	(36,894)
Payment of refinancing premiums	(16,052)	(380)	(16,122)	—	(32,554)
Dividends	113,351	(113,351)	—	—	—
Issuance of notes receivable from parent	—	—	149,800	(149,800)	—

Net cash provided by (used in) investing activities.	(8,007)	(248,566)	565,463	(149,800)	159,090

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	(15,920)	371	—	(15,549)
CASH AND CASH EQUIVALENTS, beginning of period	37	14,068	6,089	—	20,194

CASH AND CASH EQUIVALENTS, end of period	$37	$(1,852)	$6,460	$—	$4,645

19. Interim Financial Results (Unaudited)
     The following table sets forth certain unaudited quarterly information for each of the four fiscal quarters for the years ended June 28, 2006 and June 27, 2007, respectively (in thousands). In management’s opinion, this unaudited quarterly information has been prepared on a consistent basis with the audited financial statements and includes all necessary adjustments, consisting only of normal recurring adjustments, that management considers necessary for a fair presentation of the unaudited quarterly results when read in conjunction with the Consolidated Financial Statements and Notes. The Company believes that quarter-to-quarter comparisons of its financial results are not necessarily indicative of future performance.

	For the Year Ended June 27, 2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$213,904	$291,005	$499,234	$383,346
Operating income	9,889	307	5,128	3,790
Loss before income taxes	(3,352)	(56,775)	(23,838)	(16,568)
Net Loss from continuing operations	(1,449)	(35,135)	(14,717)	(55,085)
Net income (loss) from discontinued operations	309	199	320	35
Net loss	(1,140)	(34,936)	(14,397)	(55,050)

	For the Year Ended June 28, 2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$218,806	$210,690	$281,375	$217,753
Operating income	16,460	5,071	9,778	11,224
Income (loss) before income taxes	4,224	(6,434)	(6,113)	(664)
Net income (loss) from continuing operations	2,659	(4,322)	(2,133)	(3,053)
Net income from discontinued operations	465	403	844	365
Net income (loss)	3,124	(3,919)	(1,289)	(2,688)
     Net income (loss) for fiscal years 2007 and 2006 was impacted by certain unusual and infrequent transactions as follows:
     Net loss for the fourth quarter of fiscal 2007 included pretax charges of $3.9 million related to the merger with Ryan’s and North’s and the integration of the two companies and $0.9 million related to closed restaurant costs. In addition, the fourth quarter of fiscal 2007 included a pretax charge of approximately $0.4 million related to the impairment of long lived assets related to one restaurant. Net loss for the fourth quarter of fiscal 2006 included pretax charges of $4.6 million for the impairment of long-lived assets and $0.5 million in closed restaurant costs. There amounts were offset by a gain of approximately $0.7 million related to the Visa Check/MasterMoney antitrust litigation settlement. The settlement was recorded in direct and occupancy costs within the restaurant costs section of the consolidated statement of operations.
     Net loss for the third quarter of fiscal 2007 included pretax charges of $1.4 million for closed restaurant costs as compared to $4.4 million for the comparable prior year period. The decrease was due in large part to the closing of one underperforming restaurant in fiscal 2007 compared to the closure of sixteen under performing restaurants in fiscal 2006. Net loss for the third quarter of fiscal 2007 also included pretax charges of approximately $3.5 million and $6.0 million related to the Ryan’s and North’s acquisitions that commenced during fiscal 2007 and the expected settlement of certain lawsuits, respectively. In addition to the $4.4 million related to closed restaurant costs, the third quarter of fiscal 2006 also included a charge of approximately $0.7 million related to the repurchase of certain rights associated with shares of common stock previously held by former management shareholders who separated from the Company.
     The net loss for the second quarter for both fiscal 2007 and 2006 included pretax charges of approximately $0.8 million in closed restaurant costs as two stores were closed during each period. The second quarter of 2007 also included a pretax charge of approximately $3.1 million related to the Ryan’s and North’s acquisitions that commenced during fiscal 2007.
     Net loss for the first quarter of fiscal 2007 included a pretax charge of approximately $0.7 million for closed restaurant costs as compared to $0.3 million for the comparable prior year period. The increase was due in large part to the closure of three underperforming stores in the first quarter of fiscal 2007 compared to zero in the comparable prior year. The first quarter of 2007 also included a pretax charge of approximately $0.4 related to the Ryan’s acquisition that commenced in the second quarter of fiscal 2007. Net income for the first quarter of fiscal 2006 included a pretax charge of approximately $0.6 million representing transaction fees related to an amendment to Buffets’ credit agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and regulations, and that the information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosures based on the definition of “disclosure controls and procedures” in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.
     As of June 27, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13(a)-15(c) or Rule15(d)-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, our principal executive officer and our principal financial and accounting officer have concluded that our disclosure controls and procedures were effective as of such date.
Changes in Internal Control Over Financial Reporting
     During the 52 weeks ended June 27, 2007, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION
     None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The following table sets forth information regarding our directors and executive officers:

Name	Age	Position
Frederick J. Iseman	54	Chairman of the Board and Director of Buffets Holdings
Roe H. Hatlen	63	Vice Chairman of the Board and Director of Buffets Holdings
R. Michael Andrews, Jr.	43	Chief Executive Officer
Mario O. Lee	47	Executive Vice President of Operations – Buffets Division
M. Richard Kirk	50	Executive Vice President of Operations – Ryan’s Division
A. Keith Wall	55	Executive Vice President and Chief Financial Officer
Karlin A. Linhardt	44	Executive Vice President of Marketing
Fred P. Williams	49	Executive Vice President of Concept Development and Real Estate
H. Thomas Mitchell	50	Executive Vice President, General Counsel and Secretary
Jane L. Binzak	40	Executive Vice President of Human Resources
Linda J. Allison	53	Executive Vice President of Operations Services
Steven M. Lefkowitz	43	Director of Buffets Holdings
Robert A. Ferris	65	Director of Buffets Holdings
David S. Lobel	54	Director of Buffets Holdings
Robert M. Rosenberg	69	Director of Buffets Holdings
Ankur A. Vora	30	Director of Buffets Holdings
     Frederick J. Iseman has served as Chairman of the Board and as a director of Buffets Holdings and as Chairman of the Board and as a director of Buffets since October 2000. Mr. Iseman is currently Chairman and Managing Partner of Caxton-Iseman Capital, LLC (“Caxton-Iseman Capital”), a private investment firm, which was founded by Mr. Iseman in 1993. Prior to establishing Caxton-Iseman Capital, Mr. Iseman founded Hambro-Iseman Capital Partners, a merchant banking firm. From 1988 to 1990, Mr. Iseman was a member of Hambro International Venture Fund. Mr. Iseman is Chairman of the Board and a director of Ply Gem Industries, Inc. and a member of the Advisory Board of Duke Street Capital and the Advisory Board of STAR Capital Partners Limited.
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
     Mario O. Lee has served as Executive Vice President of Operations of Buffets Holdings and of Buffets since January 2006. Mr. Lee has been with Buffets for 11 years, beginning as a General Manager and rapidly progressing to positions of greater responsibility. He served most recently as Regional Vice President of Operations, a position he held from 2001 to January 2006. Mr. Lee has over 28 years of restaurant industry experience including management and multi-unit responsibilities with other family-oriented restaurant concepts, such as Bakers Square, Del Taco, Church’s Chicken, and Taco Bell.
     M. Richard Kirk joined Ryan’s in 1986 and served as a store manager until being promoted to Supervisor in 1988, in which position he served until 1993. From 1993 to 1994 he served as Director of Franchise Operations. He became a Regional Director of Operations in 1994 and was promoted to Regional Vice President-Operations in 1999. In September 2004 he was promoted to Vice President-Operations. Subsequent to the Merger, he was appointed Executive Vice President of Operations for the Ryan’s division.

     A. Keith Wall has served as Executive Vice President and Chief Financial Officer of Buffets Holdings and of Buffets since January 2006. Prior to joining Buffets, Mr. Wall served as Vice President and Chief Financial Officer of Worldwide Restaurant Concepts, Inc. from 2001 to 2005. Mr. Wall was also employed at Banner Holdings from 1996 to 2001 as Vice President and Chief Financial Officer of its Central Finance Acceptance Corporation and Central Rents, Inc. units. From 1994 to 1996, he served as Vice President and Controller at Thorn Americas. Mr. Wall has 31 years of experience.
     Karlin A. Linhardt has served as Executive Vice President of Marketing of Buffets Holdings and of Buffets since September 2005. Prior to joining Buffets, Mr. Linhardt was with McDonald’s Corporation, where he managed a series of initiatives, including Olympics marketing, the national Dollar Menu value platform, and the Happy Meal/family marketing business. From 1987 to 1995, Mr. Linhardt was employed by Anheuser-Busch as Senior Manager of the Chicago and New York regions. Mr. Linhardt’s early career included stints with two advertising firms, Campbell-Ewald in Detroit and D’Arcy, Masius, Benton & Bowles in New York City. Mr. Linhardt has 23 years of experience.
     Fred P. Williams has served as Executive Vice President of Concept Development and Real Estate of Buffets Holdings and of Buffets since November 2004. He previously worked for Buffets from 1985 to 1992 and rejoined our company in June 2004 as a Divisional Vice President of Operations. Prior to rejoining Buffets, Mr. Williams served as a restaurant consultant from 1995 to 2004. Mr. Williams has 30 years of restaurant industry experience.
     H. Thomas Mitchell has served as Executive Vice President, General Counsel and Secretary of Buffets Holdings since January 2004 and of Buffets since 1998. He joined Buffets in 1994 and has 17 years of restaurant industry experience and 23 years of legal practice. Mr. Mitchell served in the further capacity of Chief Administrative Officer from 1998 until 2000.
     Jane L. Binzak has served as Executive Vice President of Human Resources since March 2006 and as its Vice President, Human Resources from February 2004. Ms. Binzak has been with Buffets for six years, initially joining Buffets as its Senior Employment Law Counsel. Prior to joining Buffets, Ms. Binzak worked in private-practice law where she focused on employment-related issues and defended a diverse group of clients ranging from service industry to government organizations. Ms. Binzak has 16 years of legal experience.
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
     David S. Lobel has served as a director of Buffets Holdings since October 2000 and of Buffets since June 2002. Mr. Lobel is currently Managing Partner of Sentinel Capital Partners, a private equity investment firm founded by Mr. Lobel in 1995. Mr. Lobel is a director of several private companies owned or controlled by Sentinel Capital Partners. Prior to establishing Sentinel Capital Partners, Mr. Lobel spent 15 years at First Century Partners, Smith Barney’s venture capital affiliate. Mr. Lobel joined First Century in 1981 and served as a general partner of funds managed by First Century from 1983 until his departure in 1995. From 1979 to 1981, Mr. Lobel was a consultant at Bain & Company.
     Robert M. Rosenberg has served as a director of Buffets Holdings since May 2001 and of Buffets since June 2002. He is the retired Chief Executive Officer of Dunkin’ Donuts, a position he held from 1963 until his retirement in 1998. He has been a member of the Board of Directors of Sonic Corp. since 1993 and a member of the Board of Directors of Domino’s Pizza since 1999.

     Ankur A. Vora has served as a director of Buffets Holdings and as a director of Buffets since September 2006. Mr. Vora is currently a Vice-President at Caxton-Iseman Capital, a private investment firm, where he has been employed since August 2000. Prior to joining Caxton-Iseman Capital, Mr. Vora was an analyst at Banc of America Securities LLC (previously NationsBanc Montgomery Securities LLC) from June 1998 to July 2000. In May 1998, Mr. Vora obtained a B. Sc. In Economics from the Wharton School at the University of Pennsylvania.
Board of Directors
     Our eight-member Board of Directors is comprised of — Frederick J. Iseman, Roe H. Hatlen, Steven M. Lefkowitz, Robert A. Ferris, David S. Lobel, Robert M. Rosenberg, Ankur A. Vora and R. Michael Andrews, Jr. The Board typically meets in joint session with the Board of directors of Buffets. Our Board of Directors has three committees — the audit committee, the compensation committee and the executive committee.
     Messrs. Ferris, Lefkowitz, Lobel and Vora serve on the compensation committee, which reviews the compensation of our executive officers, executive bonus allocations and other compensation matters. Messrs. Andrews, Iseman and Lefkowitz serve on the executive committee, which has been formed to take action on matters relating to the general governance of our company when the Board is not otherwise meeting.
     The directors, with the exception of Robert Rosenberg, receive no cash compensation for serving on the Board except for reimbursement of reasonable expenses incurred in attending meetings. Mr. Rosenberg receives $25,000 annually for his attendance at Board meetings.
Audit Committee
     For the fiscal year 2007, the Audit Committee was comprised of Messrs. Rosenberg, Lefkowitz, Vora and Hatlen. The Board of directors has determined that we have more than one audit committee financial expert serving on the audit committee. Steven M. Lefkowitz is the designated audit committee financial expert as defined in Regulation S-K promulgated under the Securities Act. Mr. Lefkowitz is not independent as that term is used in Schedule 14A of the Exchange Act.
Code of Ethics
     We have adopted a written Code of Ethics that applies to all of our senior financial officers, including our principal executive officer and principal financial and accounting officer.
ITEM 11. EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
Introduction
     We are focused on building profitable growth, and we believe that rewarding our executive talent is vital to our success. To accomplish this, we have designed a compensation program for our Chief Executive Officer (“CEO”), Chief Financial and Accounting Officer (“CFO”) and our next three most highly compensated executive officers (collectively, our “named executive officers”) to meet the following objectives:
•	Align executive compensation and rewards with our overall business strategy;

•	Attract and retain the best executive talent in the industry; and

•	Promote the values of our company while rewarding excellent performance.
     Overall, we are a pay-for-performance organization with our compensation programs based on the following primary elements: (i) base salaries; (ii) non-equity incentive compensation; (iii) equity incentive compensation; and (iv) other benefits. Our compensation program is a competitive mix of base salary and incentive compensation designed to reward both the performance of the individual named executive officer and our company as a whole. We believe an appropriate portion of a named executive officer’s pay should be variable and performance-based in order to focus the executive officer on both our short-term and long-term strategic objectives. However, there is no pre-established policy or target for the allocation between either cash and non-cash or short-term and long-term incentive compensation.

     Base salaries are set roughly in the 50th percentile of the market range for each position using salary surveys and competitor information. Annual cash incentives are based on achieving annual performance goals for the company, as well as exceptional individual performance. Equity incentive compensation is awarded in the form of stock options and is based on desired executive ownership levels.
Compensation Committee
     The Compensation Committee (the “Committee”) of the Board of Directors (the “Board”) annually reviews and determines compensation levels and composition for the CEO. In addition, the Committee and the CEO annually review the performance of the other named executive officers and jointly make decisions regarding compensation levels of this group, including non-equity and equity-based incentive compensation programs. The Committee has final approval of all amounts awarded.
Material Elements of the Compensation Program
Base Salary
     The Company provides named executive officers with a base salary that is intended to reward them for their performance over the past fiscal year. Generally, base salaries for named executive officers are set in the 50th percentile of the market range for each position using salary surveys and competitor information. In determining the market range, the Committee reviews competitive information contained in the annual Chain Restaurant Compensation Association (“CRCA”) survey. This survey provides industry specific compensation information for both base salaries and other compensation components. This information is then classified into categories based on company-wide revenues and number of units. For fiscal year 2007, the Committee used salary information for the $1-2 billion and over $2 billion in company-wide revenue and 400-1,500 company-wide unit categories contained within the survey. In an effort to verify the CRCA survey data, the Committee also compares named executive officer salary levels with those of certain competitors by reviewing available SEC filings. For fiscal 2007, the following competitor information was used:
•	Buffalo Wild Wings

•	Bob Evans Farms, Inc.

•	CBRL Group, Inc.

•	CEC Entertainment, Inc.

•	Denny’s Corporation

•	Frisch’s Restaurants, Inc.

•	Luby’s, Inc.
     Other factors taken into consideration before final recommendations are made to the Committee are the results of named executive officer performance reviews, individual contributions to the Company, changes in position or responsibility and internal pay equity considerations. Recommendations on compensation matters for all named executive officers other than the CEO are made to the Committee by the CEO at the end of each fiscal year. The Committee reviews the recommendations, along with relevant market data, and makes the final determination of compensation levels for the next fiscal year for all named executive officers, including the CEO.
     During the 2007 fiscal year, the Company acquired Ryan’s. This acquisition nearly doubled the number of restaurants and significantly increased revenues for the Company. As a result of the Merger, due to the increased responsibilities of the executives on November 1, 2006, the Board increased the annual salaries of Mr. R. Michael Andrews, Jr., CEO, Mr. A. Keith Wall, Chief Financial Officer, and Mr. Karlin A. Linhardt, Executive Vice President of Marketing.

     The table below shows base salary compensation levels for our named executive officers during fiscal 2007, as well as those approved by the Committee at the June 7, 2007 Board meeting and set to become effective beginning June 28, 2007:

	2007	2008
R. Michael Andrews, Jr., CEO	$465,385	$535,000
A. Keith Wall, CFO	264,615	286,000
Karlin A. Linhardt, EVP of Marketing	266,346	286,000
Fred P. Williams, EVP of Concept Development and Real Estate	229,000	240,450
Mario O. Lee, EVP of Operations	245,000	259,000
Non-Equity Incentive Compensation
     There are two ways in which named executive officers are rewarded with non-equity incentive compensation. The first is through the Enterprise Equity Value Growth Bonus Plan (the “bonus plan”), which is designed to reward achievements at specified levels of financial performance of the Company. The second is through a discretionary bonus program that rewards individual named executive officers for exceptional performance and individual contributions to the profitability of the Company.
Enterprise Equity Value Growth Bonus Plan
     On May 9, 2006, the Board approved an executive bonus plan intended to provide cash-based incentives on an annual basis for achieving specified enterprise equity value targets (the “Targets”), with enterprise equity value defined as EBITDA, multiplied by a predetermined earnings multiple, less debt, plus cash. The earnings multiple is determined by the Board at the time the Targets are established. This program is designed to align named executive officer compensation with the Company’s overall business strategy and performance goals by basing the payout on a target enterprise equity value. There is no individual performance or discretionary component to this award. If targets are not met, there are no payouts in that fiscal year.
     At the end of each fiscal year, the Committee establishes the threshold enterprise equity value, the target enterprise equity value and each named executive officer’s participation percentage in the plan. The threshold enterprise equity value is the minimum value at which the participant pool is funded. At this level, the participant pool would equal approximately 50% of the participant’s targeted bonuses. The target enterprise equity value is the point at which the participant pool is 100% funded. The pool is funded $0.0217 for each dollar of enterprise equity value improvement over the threshold enterprise equity value. Therefore it is possible for the participant pool to be funded over 100%.
     Following the Merger, the Committee met on February 6, 2007 and approved adjustments to this plan for fiscal year 2007. These adjustments reset the threshold and target enterprise equity values from $30.5 million and $98.6 million prior to the Merger to $30.5 million and $124.1 million subsequent to the merger.
     Subsequent to the end of each fiscal year, bonus payouts are calculated by multiplying each named executive officer’s participation percentage by his base salary. That amount is then multiplied by the percentage that the participation pool was funded, based on the established Targets. For example, the CEO’s participant percentage for fiscal 2007 was 80% of his base salary at the end of the fiscal year of $500,000. The fiscal 2007 threshold enterprise equity value was $30.5 million and the target enterprise equity value was $124.1 million. If the Company had achieved the threshold enterprise equity value, the CEO would have received a bonus of $200,000. If the Company had achieve its target enterprise equity value, the CEO would have received a bonus of $400,000. No amounts were actually paid out to any of the named executive officers under this bonus plan for fiscal 2007 because targets were not met.

     The Targets for this bonus plan are reset at the end of each fiscal year for the next fiscal year in the sole discretion of the Committee based on changes in the business objectives and goals. These new Targets are then communicated to named executive officers. These targets do not represent our projected results, but rather are targets for compensation purposes that are designed to be challenging, yet achievable with significant focus and satisfactory industry conditions. These targets do not represent estimates or projections of our fiscal 2008 results and it should not be assumed that we will achieve these results which are used for compensation purposes and you should not assume that we will achieve these Targets that are used for compensation purposes, as the Committee generally sets Targets above the results we have a high confidence of achieving. Our actual results will be subject to a number of factors, including the successful execution of our business objectives, the overall economic environment and the other factors discussed in the “Risk Factors” section of this filing.
     The Targets for fiscal years 2007 and 2008 are listed below (in millions):

	2007		2008
	Threshold	Target	Threshold	Target
Enterprise Equity Values	$30.5	$124.1	$228.0	$303.0
     The participation percentage for each named executive officer for both fiscal years 2007 and 2008 are listed below:

R. Michael Andrews, CEO	80%
A. Keith Wall, CFO	50%
Karlin A. Linhardt, EVP of Marketing	70%
Fred P. Williams, EVP of Concept Development and Real Estate	50%
Mario O. Lee, EVP of Operations	70%
Discretionary Bonuses
     At the discretion of the Committee, the Board will at times award cash bonuses to certain named executive officers as a reward for individual performance or for their part in significant events affecting the Company.
     In fiscal 2007, the Board granted a bonus to Messrs. Andrews, Wall, and Lee, in connection with the closing of the Merger. Additionally, Mr. Williams, was granted a bonus based on his efforts in the integration process subsequent to the Merger.
     Discretionary bonus amounts granted in fiscal 2007 are listed below:

R. Michael Andrews, CEO	$350,000
A. Keith Wall, CFO	250,000
Karlin A. Linhardt, EVP of Marketing	—
Fred P. Williams, EVP of Concept Development and Real Estate	114,500
Mario O. Lee, EVP of Operations	150,000

Equity Incentive Compensation
Equity Participation Plan
     The Equity Participation Plan is designed to better align employee goals, including those of named executive officers, with those of the Company and of the shareholders on a long-term basis by granting them an ownership interest in the Company.
     In October 2000, Buffets Holdings adopted the Equity Participation Plan, a non-qualified stock option plan under which up to 113,750 shares of Buffets Holdings common stock are reserved for issuance to certain employees, including named executive officers. Prior to the Merger on November 1, 2006, the option exercise price for each option, as determined at the date of grant, was based on the four full fiscal quarters immediately preceding the date of grant, using the amount by which the sum of 4.5 times EBITDA, as defined in the Credit Facility, plus the proceeds payable to Buffets Holdings upon the exercise of the options, exceeds the consolidated indebtedness of Buffets Holdings as of the date of the award. Subsequent to the Merger, the option exercise price for each option, has been determined at the date of grant, based on an exercise price derived from an equity valuation performed by a third party valuation company. This valuation compares our Company to other publicly-held companies and develops a market price for our shares of common stock. Options are fully vested upon issuance and generally expire fifteen years after the date of the grant or at an earlier date, as determined by the Board. Option grants have been made with an exercise price at or above the fair market value of the underlying stock. However, options are only exercisable in the event of a liquidity event, as defined in the management stockholders’ agreement. Buffets Holdings has reserved the right to pay the plan participant the appreciated value of the shares rather than issuing equity.
     Decisions to make awards under this plan are based on desired levels of executive ownership of the Company. When determining these ownership levels, the Committee reviews the CRCA survey data and competitor information related to executive ownership percentages for each named executive officer. The Committee also takes into consideration the level of influence each named executive officer has on driving Company performance.
     The Committee periodically reviews named executive officer ownership levels and industry data for adjustment. Generally, adjustments to ownership levels follow changes in named executive officer responsibilities. On April 5, 2007, the Committee approved awards under this plan to the following named executive officers:

R. Michael Andrews, Jr.	—	options
A. Keith Wall	—	options
Karlin A. Linhardt	—	options
Fred P. Williams	2,500	options
Mario O. Lee	10,000	options
Cash and Phantom Incentive Unit Awards
     On December 13, 2005, Buffets Holdings entered into Cash and Phantom Incentive Unit Award Agreements with each of Messrs. Andrews, Linhardt, Williams, and Lee. The terms and conditions of each award agreement are substantially the same, except as otherwise described below.
     Pursuant to each award agreement, if a Realization Event (as defined herein) occurred on or prior to July 31, 2006, each of the named executive officers would have been entitled to a cash award. The award agreements also provided that, if a Realization Event did not occur on or prior to July 31, 2006, each of Messrs. Andrews and Linhardt was entitled to 32,500 phantom incentive unit awards and Messrs. Williams and Lee were entitled to 7,500 and 2,500 phantom incentive unit awards, respectively. Because a Realization Event did not occur on or prior to July 31, 2006, Buffets Holdings granted these phantom incentive unit awards to each of Messrs. Andrews, Linhardt, Williams, and Lee on such date, and the executives are no longer entitled to the cash bonuses described above.
     Each phantom incentive unit award represents the value of a single share of Buffets Holdings common stock and their value is generally related to the value of a single share of such common stock. The phantom incentive unit awards vest ratably over a five-year period, beginning on December 13, 2006, unless the executive’s employment with Buffets Holdings ceases for any reason, but will not be paid until and unless (i) Buffets Holdings conducts an initial public offering of its capital stock or (ii) under certain circumstances, upon termination of the executive’s employment (each, a “Realization Event”). The phantom incentive unit awards may be settled in cash, common stock or any combination of cash and common stock, in the sole discretion of the Board. The units generally expire twelve years after the date of the grant or at an earlier date, as determined by the Board.

     Subsequent to July 31, 2006, upon termination of any named executive officer’s employment for any reason other than death or disability, any unvested phantom incentive unit awards held by such executives are forfeited, and Buffets Holdings has the right, at its election and in its sole discretion, to repurchase from such executive any phantom incentive unit awards that have vested as of the date of the termination of his employment. Pursuant to the terms of the award agreements, each of the named executive officers has agreed not to compete with the Company or solicit any employee of the Company or its affiliates during the term of employment and for two years thereafter.
     No additional units were awarded in the current fiscal year.
Other Benefits
     We provide our named executive officers and certain other key employees with perquisites that we believe are reasonable and consistent with our overall compensation program and allow us to remain competitive within the marketplace. The Committee will periodically review the level of perquisites offered to determine whether or not the benefits remain competitive and cost effective.
•
Executive Physical – We provide each named executive officer the option to participate in an annual physical with the Mayo Clinic Executive Medical Program at no cost to the executive. Upon completion of the physical, the bills are first submitted to the Company’s medical insurance provider and any balance remaining following the application of pre-negotiated provider discounts is paid by the Company.

•
Executive Life Insurance – Our named executive officers are not eligible for the 401(k) Savings Plan because their participation could reduce the opportunity for other employees to participate based on ERISA standards for qualified plans. Instead, the Company offers executives a personally owned whole-life policy, with the premiums paid for by the Company. The face amount of this policy is $500,000 for each executive, and the premiums are treated as income to the executives. Upon the death of the named executive officer, proceeds are payable to the designated beneficiary of their choice.

•
Company Car Allowance – We provide a car allowance to Messrs. Andrews, Williams, Linhardt and Lee. During fiscal 2007, the aggregate annual allowance did not exceed $25,000 for any named executive officer.

•
Founders’ Club Trip – On an annual basis, named executive officers participate in the Founders’ Club trip, which is an event to reward high-performing restaurant managers in the Company. The presence of these executives is required due to their active involvement in the event. Spouse participation is optional, although the Company will pay the travel expenses of spouses choosing to attend and will reflect such expenses as income to the executives.

•
Commuting and relocation reimbursement – We reimburse the cost of commuting and/or relocation expenses for our named executive officers, as applicable. Total reimbursed commuting and relocation costs to Messrs. Wall, Linhardt, Williams and Lee were $81,000 for fiscal 2007.

     Named executive officers are also eligible to participate in benefit plans available to all corporate office employees, such as medical, dental, vision, life insurance, disability coverage, flexible benefit accounts, and an employee assistance program. We provide no other perquisites to our executives.
COMPENSATION COMMITTEE REPORT
     The Committee has reviewed and discussed the Compensation and Discussion Analysis section above with management and, based on the review and discussion, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report.
•  Robert A. Ferris
•  Steven M. Lefkowitz
•  Ankur A. Vora
•  David S. Lobel

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
     For fiscal year 2007, the Compensation Committee was comprised of Messrs. Ferris, Lefkowitz, Vora and Lobel. No members of the Compensation Committee are current or past officers or employees of the Company during the fiscal year. In addition, no members of the Compensation Committee had any relationship requiring disclosure under Item 13 – “Certain Relationships and Related Transactions and Director Independence.”

SUMMARY COMPENSATION TABLE FOR THE 2007 FISCAL YEAR
     The following table sets forth information for the fiscal year ended June 27, 2007 concerning the compensation awarded to, earned by or paid to our named executive officers during fiscal 2007 for services rendered to us.

						(4)
	Fiscal		(1)	(2)	(3)	All Other	Total
Name and Principal Position	Year	Salary	Bonus	Option Awards	Stock Awards	Compensation	Compensation
R. Michael Andrews, Jr., Chief Executive Officer and Director	2007	$465,385	$350,000	$—	$102	$29,988	$845,475
A. Keith Wall, Executive Vice President and Chief Financial Officer	2007	264,615	250,000	—	—	28,877	543,492
Fred P. Williams, Executive Vice President of Concept Development and Real Estate	2007	229,000	114,500	6,578	23	62,293 (5)	412,394
Karlin A. Linhardt Executive Vice President of Marketing	2007	266,346	—	—	102	29,752	296,200
Mario O. Lee, Executive Vice President of Operations	2007	245,000	150,000	26,320	8	68,709 (6)	490,037

(1)	Amounts in this column represent discretionary bonuses awarded during the 2007 fiscal year.

(2)
These awards related to options granted during the year under the Equity Participation Plan. Their value is determined using the grant date fair value, as defined in SFAS 123(R). See Note 4 – “Stock-based Compensation” for details on the assumptions used to calculate the value.

(3)
These awards relate to the Phantom Incentive Unit Awards discussed in the “Material Elements of the Compensation Program” section above. The grant date of the phantom incentive unit awards preceded the adoption date of SFAS 123(R). Therefore, for financial reporting purposes, they are accounted for based on the intrinsic value method pursuant to APB 25. However, for purposes of calculating compensation for disclosure in the table above, these phantom incentive unit awards are required to be valued in accordance with the disclosure requirements of SFAS 123(R). As such, their value is determined using the grant date fair value, as defined in SFAS 123(R). See Note 4 – “Stock-based Compensation” for details on the assumptions used to calculate the value.

(4)
Perquisites included in this column include executive physicals, company car allowances, Founders’ Club Trip, and commuting and relocation reimbursements. This column also includes the value of premium payments for death benefits under an executive whole life insurance policy. See the “Other Benefits” section for details of these perquisites. All individual perquisites exceeding the greater of $25,000 or 10% of the total amount of perquisites for the executive officer are quantified and disclosed in subsequent footnotes to this schedule.

(5)	Amount includes $35,489 in commuting allowance.

(6)	Amount includes $32,500 of relocation expense.

GRANTS IN PLAN-BASED AWARDS FOR THE 2007 FISCAL YEAR

				All Other
				Option
				awards:
				Number of
	Estimated Possible Payouts			Securities	Exercise or Base	Grant Date
	Under non-Equity Incentive			Underlying	Price of Option	Fair Value of
	Plan Awards		Grant Date	Options	Awards ($/Sh)	Option Awards
Name	Threshold ($)	Target ($)
R. Michael Andrews, Jr.	$200,000	$400,000		—	$—	$—
A. Keith Wall	68,750	137,500		—	—	—
Karlin A. Linhardt	96,250	192,500		—	—	—
Mario O. Lee	85,750	171,500	4/5/2007	7,500	9.17	26,320
Fred P. Williams	57,250	114,500		—	—	—
     The above table shows the payouts to named executive officers under the Enterprise Entity Growth Plan that would have been paid subsequent to year-end had the Targets been met at year-end. Under this plan, there is no maximum amount payable, rather the participation pool is funded $0.0217 for every dollar of enterprise equity value earned above the threshold. The above table also shows the grant of options under the Equity Participation Plan to named executive officers during the current fiscal year. The value of these options is determined using the grant date fair value, as defined in SFAS 123(R). All options are fully vested at the date of grant. For a summary of the different compensation arrangements in place for our named executive officers, please see the discussion in the “Compensation Discussion and Analysis” beginning on page 82.

OUTSTANDING EQUITY AWARDS FOR THE 2007 FISCAL YEAR

	Option Awards			Stock Unit
				Awards
	Number of Securities
	Underlying			Number of Units of	Market Value of Units
	Unexercised Options	Option Exercise	Option	Stock That Have	of Stock That Have Not
Name	(#) Exercisable	Price ($)	Expiration Date	Not Vested	Vested
R. Michael Andrews, Jr.	—	$—	—	26,000	$407
A. Keith Wall	—	—	—	—	—
Karlin A. Linhardt	—	—	—	26,000	407
Mario O. Lee	500	10.00	1/4/2016	2,000	31
	1,125	16.33	4/8/2019
	250	41.07	4/25/2017
	625	23.72	7/19/2016
	7,500	9.17	4/5/2022
Fred P. Williams	2,500	0.11	11/4/2019	6,000	94
     The above table shows the number of options and phantom incentive unit awards outstanding for all named executive officers as of June 27, 2007. All awards issued under the Equity Participation Plan vest upon the date of grant, while the Phantom Incentive Unit Awards vest ratably over a five-year period beginning in December 2006. The grant date of the phantom incentive unit awards preceded the adoption date of SFAS 123(R). Therefore, for financial reporting purposes, they are accounted for based on the intrinsic value method pursuant to APB 25. However, for purposes of calculating compensation for disclosure in the table above, these phantom incentive unit awards are required to be valued in accordance with the disclosure requirements of SFAS 123(R). As such, their value is determined using the grant date fair value, as defined in SFAS 123(R).
OPTION EXERCISES AND STOCK VESTED TABLE FOR FISCAL YEAR 2007

	Phantom Incentive Unit Awards
Name	Number of Units Acquired on Vesting (#)	Value Realized on Vesting ($)
R. Michael Andrews, Jr.	6,500	$102
A. Keith Wall	—	—
Karlin A. Linhardt	6,500	102
Mario O. Lee	1,500	8
Fred P. Williams	500	23
     The above table shows the number of all phantom incentive unit awards vested for named executive officers as of June 27, 2007. All phantom incentive unit awards vest ratably over a five-year period, beginning on December 13, 2006. No actual shares of stock were granted under these awards during the 2007 fiscal year. The grant date of the phantom incentive unit awards preceded the adoption date of SFAS 123(R). Therefore, for financial reporting purposes, they are accounted for based on the intrinsic value method pursuant to APB 25. However, for purposes of calculating compensation for disclosure in the table above, these phantom incentive unit awards are required to be valued in accordance with the disclosure requirements of SFAS 123(R). As such, their value is determined using the grant date fair value, as defined in SFAS 123(R). There were no option exercises during fiscal year 2007.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL FOR THE 2007 FISCAL YEAR
The following table shows the amounts named executive officers would receive if their employment were terminated on June 27, 2007.

	R. Michael		Fred P.	Karlin A.
	Andrews, Jr.	A. Keith Wall	Williams	Linhardt	Mario O. Lee
Continued base salary	$500,000	$275,000	$229,000	$275,000	$245,000
Continued medical and/or health benefits	9,772	7,330	9,772	9,772	8,606
Continued life insurance and long-term disability coverage	1,761	594	2,795	1,909	4,528
Cash Incentive Bonus	—	—	—	—	—
Equity Incentive Plan	—	—	22,650	—	—
Phantom Incentive Unit Awards	58,890	—	13,590	58,890	4,530

Total Severance Payments	$570,423	$282,924	$277,807	$345,571	$262,664

Severance Protection Agreements
     Each named executive officer has entered into a Severance Protection Agreement with the Company. These agreements are uniform for all named executive officers. Under the agreement, if an executive is terminated for reasons other than cause (as defined in the agreement), disability or on account of death, (s)he is entitled to receive the greater of (i) the executive’s current fiscal year base salary or (ii) the executive’s highest rate of base salary in effect at anytime within the one-year period prior to the date of termination. This amount is paid in equal, bi-weekly installments for a period of 12 months after the date of termination.
Continued Health and Medical Benefits
     Each named executive officer is entitled to continued medical and/or health benefits during the twelve-month period covered by the Severance Protection Agreements discussed above. Amounts shown above are based on current year amounts paid by the Company.
Continued Life Insurance and Long-Term Disability Coverage
     Each named executive officer is entitled to continued group term life insurance coverage and long-term disability coverage during the twelve-month period covered by the Severance Protection Agreements discussed above. Amounts shown above are based on current year amounts paid by the Company.
Cash Incentive Bonus
     If the Targets under the Enterprise Equity Value Growth Plan are met at the end of a given fiscal year and the named executive officer was employed through the end of the fiscal year, he is entitled to receive the bonus payout. There was no payout under this plan during fiscal 2007.
Equity Incentive Plan
     Under the terms of the Equity Participation Plan, in the event of an Exercise Event, as defined in the plan, the option holder shall receive, in the case of a cash transaction or a Board election to cash out option holders pursuant to an equity transaction, the actual net cash (net of taxes and other withholdings) payable per share of Buffets Holdings common stock pursuant to such transaction. In the case of an equity transaction where the Board elects to issue shares in lieu of a cash payment, each option holder shall receive the net shares exchanged per share of Buffets Holdings common stock (net of taxes and withholdings). In all cases, payment will be net of the option exercise price.

     In the event of termination other than for cause or death, the options may be exercised, if an Exercise event occurs within the earlier of (i) 60 days after the option holder’s termination date or (ii) the date on which the options terminate or expire in accordance with the provisions of the plan.
     In the event of an option holder’s death, any options held are passed on to the holder’s beneficiary and may be exercised by that beneficiary if an Exercise event occurs within the earlier of (i) 60 days after the option holder’s death or (ii) the date on which the options terminate or expire in accordance with the provisions of the plan.
     For the purpose of the table above, the value shown is equal to the spread on the options, defined as year-end fair market value of the underlying stock, less the option price, multiplied by the number of vested options outstanding. If the option price is at or above the fair market value of the underlying stock, the value of those options is zero. The fair market value per share at June 27, 2007 was $9.17.
Phantom Incentive Unit Awards
     Upon termination of any named executive officer’s employment for any reason other than death or disability, any unvested phantom incentive unit awards held by such executive are forfeited, and Buffets Holdings has the right, at its election and in its sole discretion, to repurchase from such executive any phantom incentive unit awards that have vested as of the date of the termination of his employment.
     For the purpose of the table above, the value shown is equal to the spread on the phantom incentive unit awards, defined as current fair market value of the underlying stock, less the phantom incentive unit award price, multiplied by the number of vested phantom incentive unit awards. If the phantom incentive unit award price is at or above the fair market value of the underlying stock, the value of those phantom incentive unit awards is zero. The fair market value per share at June 27, 2007 was $9.17.
DIRECTOR COMPENSATION FOR THE 2007 FISCAL YEAR
     The Company pays its directors who are not employees of the Company as follows:

	Fees Earned or	All Other
Name	Paid in Cash	Compensation	Total Compensation
Frederick J. Iseman (1)	$—	$—	$—
Roe H. Hatlen	200,000	20,721	220,721
Steven M. Lefkowitz (1)	—	—	—
Robert A. Ferris (1)	—	—	—
David S. Lobel (2)	—	—	—
Robert M. Rosenberg	25,000	—	25,000
Ankur A. Vora (1)	—	—	—

(1)
These individuals are representatives of and are compensated by Caxton-Iseman Capital for their director positions. Caxton-Iseman Capital receives amounts from us under an advisory services agreement described in Item 13 of this filing.

(2)
Mr. Lobel is a representative of and is compensated by Sentinel Capital Partners, L.L.C. for his director position. Sentinel Capital Partners, L.L.C. receives amounts from us under am advisory agreement described in Item 13 of this filing.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     Buffets Restaurants Holdings is the sole holder of all 3,104,510 issued and outstanding shares of Buffets Holdings common stock. The following table sets forth the number and percentage of the outstanding shares of common stock of Buffets Holdings beneficially owned by (1) each executive officer named in the Executive Compensation table above (the “named executive officers”) and each director of Buffets Holdings individually, (2) all executive officers and directors as a group and (3) the stockholders of Buffets Restaurant Holdings known to us to be the beneficial owner of more than 5% of Buffets Holdings’ common stock as of June 27, 2007. Except as noted below, the address of each principal stockholder of Buffets Restaurant Holdings is c/o Buffets Holdings, Inc., 1460 Buffet Way, Eagan, Minnesota, 55121.

Name of Beneficial Owner	Shares	Percentage
Caxton-Iseman Investments L.P.(1)	2,403,316	77.4
Sentinel Capital Partners II, L.P.(2)	216,276	7.0
Frederick J. Iseman(1)	2,403,316	77.4
David S. Lobel (2)	216,276	7.0
Roe H. Hatlen(3)	187,785	6.0
R. Michael Andrews, Jr. (4)	101,482	3.3
A. Keith Wall	31,225	1.0
Fred P. Williams (5)	19,215	0.6
Mario O. Lee (6)	7,206	0.2
Robert M. Rosenberg (7)	4,429	0.1
Karlin A. Linhardt (8)	—	—
Steven M. Lefkowitz	—	—
Ankur A. Vora	—	—
Robert A. Ferris	—	—
All executive officers and directors as a group (16 persons)	3,036,386	97.8

(1)
By virtue of Mr. Iseman’s indirect control of Caxton-Iseman Investments L.P., he is deemed to beneficially own the 2,501,438 shares of common stock of Buffets Restaurant Holdings held by that entity. The address of Caxton-Iseman Investments L.P. and Mr. Iseman is c/o Caxton-Iseman Capital, LLC, 500 Park Avenue, New York, New York, 10022. By virtue of Mr. Iseman’s direct and beneficial ownership interests in Buffets Restaurants Holdings, Mr. Iseman is deemed to beneficially own 2,403,316 shares of Buffets Holdings.

(2)
By virtue of Mr. Lobel’s indirect control of Sentinel Capital Partners II, L.P., he is deemed to beneficially own the 225,106 shares of common stock of Buffets Restaurant Holdings held by that entity. The address of Sentinel Capital Partners II, L.P. is 777 Third Avenue, 32nd Floor, New York, New York, 10017. By virtue of Mr. Lobel’s direct and beneficial ownership interests in Buffets Restaurants Holdings, Mr. Lobel is deemed to beneficially own 216,276 shares of Buffets Holdings.

(3)
Mr. Hatlen has sole voting and dispositive power over 65,012 shares of common stock of Buffets Restaurants Holdings. Mr. Hatlen may be deemed to be the beneficial owner of 33,340 shares of common stock of Buffets Restaurants Holdings held by Kari E. Hatlen, 33,339 shares of common stock of Buffets Restaurants Holdings held by Erik R. Hatlen, 22,506 shares of common stock of Buffets Restaurants Holdings owned by Lars C. Hatlen Trust and 10,833 shares of common stock of Buffets Restaurants Holdings owned by Lars C. Hatlen. By virtue of Mr. Hatlen’s control over Eventyr Investments Limited Partnership, he is deemed to beneficially own the 30,422 shares of common stock of Buffets Restaurants Holdings held by that entity. By virtue of Mr. Hatlen’s direct and beneficial ownership interests in Buffets Restaurants Holdings, Mr. Hatlen is deemed to beneficially own 187,785 shares of Buffets Holdings.

(4)	Mr. Andrews also holds 32,500 phantom stock units of Buffets Holdings.

(5)	Mr. Williams also owned options to purchase 2,500 shares of common stock of Buffets Holdings and holds 7,500 phantom stock units of Buffets Holdings.

(6)	Mr. Lee also owned options to purchase 10,000 shares of common stock of Buffets Holdings and holds 2,500 phantom stock units of Buffets Holdings.

(7)	Mr. Rosenberg also owned options to purchase 12,600 shares of common stock of Buffets Holdings.

(8)	Mr. Linhardt holds 32,500 phantom stock units of Buffets Holdings.

     The following table provides information about the securities authorized for issuance under our Equity Participation Plan as of June 28, 2006:

Equity Compensation Plan Information
Number of securities
	Number of	Weighted-	remaining available for
	securities to be	average exercise	future issuance under
	issued upon exercise	price of	equity compensation
	of outstanding	outstanding	plans (excluding
	options, warrants	options, warrants	securities reflected in
Plan Category	and rights	and rights	column (A))
Equity compensation plans approved by security holders	102,700	$12.70	11,050
Equity compensation plans not approved by security holders	—	—	—

Total	102,700	$12.70	11,050

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Policies and Procedures Regarding Related Party Transactions
     The Board reviews each Related Party Transaction (defined herein) and determines whether it will approve or ratify such transactions. To the extent that a member of the Board is involved in the related party transaction, or is the related party itself, that Board member will not participate in the approval process for that specific transaction.
     A “Related Party Transaction” is any transaction, arrangement or relationship where the Company is a participant, the Related Party (defined herein) had, has or will have a direct or indirect material interest and the aggregate amount involved is expected to exceed $120,000 in any calendar year. A “Related Party” includes (i) any person who is or was, at anytime during the fiscal year, an executive officer, director, or nominee for election as a director, (ii) any person or group who is a beneficial owner of more than 5% of the Company’s voting securities, (iii) any immediate family member of a person described in provisions (i) or (ii) above or (iv) any entity in which any of the foregoing persons is employed, is a partner or has a greater than 5% beneficial ownership interest.
     In determining whether a Related Party Transaction will be approved, the Board may consider factors such as (i) the extent of the Related Party’s interest in the transaction, (ii) the benefit to the Company and (iii) the aggregate value of the transaction.
Founder Advisory Agreements
     Roe H. Hatlen has entered into an advisory arrangement with us. Under his advisory agreement, Mr. Hatlen received $0.2 million in fiscal 2007. In connection with the Company’s merger with Ryan’s, Mr. Hatlen received a fee of $0.5 million. In addition, Mr. Hatlen will receive health, medical and other benefits comparable to those made available to our management employees through calendar 2010. Mr. Hatlen is a minority shareholder of Buffets Restaurants Holdings and controls approximately 6.0% of the shares of Buffets Holdings common stock.
Caxton-Iseman Capital Advisory Agreement
     We entered an advisory agreement with an affiliate of Caxton-Iseman Investments, L.P., a majority shareholder of Buffet Restaurant Holdings (approximately 77.4% of the outstanding common stock) under which such affiliate provides various advisory services to us in exchange for an annual advisory fee equal to 2% of our annual consolidated earnings before interest, taxes, depreciation and amortization and an additional 1% fee for advisory services relating to particular transactions. Under this agreement, we paid $2.2 million in fiscal 2007. In connection with the Company’s merger with Ryan’s, such affiliate received a fee of $16.8 million.
Sentinel Capital Advisory Agreement
     We entered into an advisory agreement with Sentinel Capital Partners, L.L.C., a minority shareholder of Buffets Restaurant Holdings (approximately 7.0% of the outstanding common stock) under which Sentinel Capital provides various advisory services to us. Under this agreement, we paid $0.2 million in fiscal 2007. In connection with the Company’s merger with Ryan’s, Sentinel Capital Partners, L.L.C. received a fee of $0.5 million.

Director Independence
     A director is independent if, in the opinion of the Board, he or she has no relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and otherwise satisfies the independence requirements of Schedule 14A of the Exchange Act. The Board has reviewed the independence of its current non-employee directors and found that, Mr. Rosenberg, is the only independent director.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The following table presents aggregate fees for professional services rendered by our principal accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte & Touche”) for the audit of our annual consolidated financial statements for the years ended June 29, 2005, June 28, 2006 and June 27, 2007.

	For the Year Ended
	June 29,	June 28,	June 27,
	2005	2006	2007
	(In thousands)
Audit fees (1)	$403	$265	$503
Audit-related fees (2)	10	18	807
Tax fees (3)	67	61	254
All other fees	—	—	—

Total fees	$480	$344	$1,564

(1)
Audit fees are comprised of annual audit fees, quarterly review fees, comfort letter fees, consent fees, fees associated with the review of prospectuses and consultation fees on accounting issues as well as an increase in Company activity due to the Ryan’s Merger.

(2)
Audit-related fees for fiscal year 2005, 2006, and 2007 related to the issuance of separate audit reports on the consolidated financial statements of Buffets and Buffets Holdings, as well as a separate report for Buffets Franchise Holding, LLC in fiscal 2007. Also included is due diligence work related to the Ryan’s Merger and audit work related to the subsequent refinancing and the filing of a registration statement on form S-4 in connection with the Exchange Offer for the Buffets 12 1/2% Senior Notes.

(3)
Tax fees are comprised of tax compliance and consultation fees as well as to due diligence work related to the Ryan’s Merger and the Transaction Cost Study for the Ryan’s tax return for the stub period from December 29, 2005 through November 1, 2006, the acquisition date.

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

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of June 28, 2006 and June 27, 2007.

Consolidated Statements of Operations for the Year Ended June 29, 2005, for the Year Ended June 28, 2006 and for the Year Ended June 27, 2007.

Consolidated Statements of Shareholder’s Equity (Deficit) for the Year Ended June 29, 2005, for the Year Ended June 28, 2006 and for the Year Ended June 27, 2007.

Consolidated Statements of Cash Flows for the Year Ended June 29, 2005, for the Year Ended June 28, 2006, and for the Year Ended June 27, 2007.

Notes to Consolidated Financial Statements

2.	Schedules to Financial Statements:

All financial statement schedules have been omitted because they are either inapplicable or the information required is provided in the Company’s Consolidated Financial Statements and Notes thereto, included in Part II, Item 8 of this Annual Report on Form 10-K.

3.	See Index to Exhibits on page 101 of this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUFFETS HOLDINGS, INC.

Date: September 25, 2007	By:	/s/ R. Michael Andrews, Jr.
R. Michael Andrews, Jr.
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ A. Keith Wall

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

Signature	Title	Date

/s/ R. Michael Andrews, Jr.	Chief Executive Officer	September 25, 2007
R. Michael Andrews, Jr.	(Principal Executive Officer)

/s/ A. Keith Wall	Executive Vice President and	September 25, 2007
A. Keith Wall	Chief Financial Officer
(Principal Financial and
Accounting Officer)

/s/ Frederick J. Iseman	Director (Chairman of the	September 25, 2007
Frederick J. Iseman	Board of Directors)

/s/ Roe H. Hatlen	Vice Chairman and Director	September 25, 2007
Roe H. Hatlen

/s/ David S. Lobel	Director	September 25, 2007
David S. Lobel

/s/ Robert A. Ferris	Director	September 25, 2007
Robert A. Ferris

/s/ Robert M. Rosenberg	Director	September 25, 2007
Robert M. Rosenberg

/s/ Steven M. Lefkowitz	Director	September 25, 2007
Steven M. Lefkowitz

INDEX TO EXHIBITS

Exhibit
Number	Description
2.1
Agreement and Plan of Merger dated as of July 24, 2006 among Ryan’s Restaurant Group, Inc., Buffets, Inc. and Buffets Southeast, Inc. (incorporated by reference to Exhibit 2.1 to Buffets Holdings, Inc.’s Current Report on Form 8-K, filed with the Commission on July 25, 2006 (SEC file No, 333-116897)).

3.1
Amended Certificate of Incorporation of Buffets Holdings, Inc. (incorporated by reference to Exhibit 3.1 to Buffets Holdings, Inc.’s Registration Statement on Form S-4, filed with the Commission on June 25, 2004 (SEC file No. 333-116897)).

3.2
By-Laws of Buffets Holdings, Inc. (incorporated by reference to Exhibit 3.2 to Buffets Holdings, Inc.’s Registration Statement on Form S-4, filed with the Commission on June 25, 2004 (SEC file No. 333-116897)).

4.1
Indenture, dated as of November 1, 2006, by and among Buffets Inc., the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Buffet Holdings, Inc.’s Registration Statement on Form S-4 filed with the Commission on December 18, 2006 (SEC file no. 333-139436)).

4.2
First Supplemental Indenture, dated as of November 1, 2006, by and among Buffets, Inc., the additional subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to Buffet Holdings, Inc.’s Registration Statement on Form S-4 filed with the Commission on December 18, 2006 (SEC file no. 333-139436)).

4.3
Second Supplemental Indenture, dated as of November 22 , 2006, by and among Buffets, Inc., the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to Buffet Holdings, Inc.’s Registration Statement on Form S-4 filed with the Commission on December 18, 2006 (SEC file no. 333-139436)).

4.4
Third Supplemental Indenture, dated as of March 14, 2007, by and among Buffets, Inc., Buffets Franchise Holdings, LLC and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to Buffet Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the Commission on May 21, 2007 (SEC file no. 333-116897)).

4.5	Form of Exchange Note (included as Exhibit A of Exhibit 4.1 of Buffet Holdings, Inc.’s Registration Statement on Form S-4 filed with the Commission on December 18, 2006 (SEC file no. 333-139436)).

10.1
Description of Material Terms of Buffets, Inc.’s fiscal 2006 Incentive Based Compensation Program for Executives (incorporated by reference to Exhibit 10.1 to Buffets Holdings, Inc.’s Current Report on Form 8-K (SEC file No. 333-116897)).

10.2
Form of Buffets Holdings, Inc. Cash and Phantom Incentive Unit Award Agreement (incorporated by reference to Exhibit 10.2 to Buffets Holdings, Inc.’s Current Report on Form 8-K (SEC file No. 333-116897)).

10.3	Form of Buffets Holdings, Inc. Severance Protection Agreement (incorporated by reference to Buffets Holdings, Inc.’s Current Report on Form 8-K (SEC file No. 333-116897)).

10.4
Contribution Agreement, dated as of December 29, 2005, among Buffets Holdings, Inc., Caxton-Iseman Investments, L.P., Sentinel Capital Partners II, L.P., members of Buffets Holdings senior management and Buffets Restaurants Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Buffets Holdings, Inc.’s Current Report on Form 8-K (SEC file No. 333-116897)).

10.5
Management and Fee Agreement, dated October 2, 2000, by and between Buffets, Inc. and Sentinel Capital Partners, L.L.C (incorporated by reference to Exhibit 10.3 to Buffets, Inc.’s Registration Statement on Form S-4, filed with the Commission on August 16, 2002 (Commission file No. 333-98301)).

10.6
Advisory Agreement, dated September 28, 2000, by and among Buffets Holdings, Inc., Buffets, Inc. and Roe E. Hatlen (incorporated by reference to Exhibit 10.4 to Buffets, Inc.’s Registration Statement on Form S-4, filed with the Commission on August 16, 2002 (Commission file No. 333-98301)).

10.7
Amendment No. 1, dated as of December 13, 2005, to the Advisory Agreement between Buffets Holdings, Inc. and Roe H. Hatlen, dated as of September 28, 2000 (incorporated by reference to Exhibit 10.1 to Buffets Holdings, Inc.’s Current Report on Form 8-K, filed with the Commission on December 16, 2005 (Commission file No. 333-116897)).

Exhibit
Number	Description
10.8
Second Amended and Restated Management and Fee Agreement, dated as of November 1, 2006 between Buffets, Inc. and Caxton-Iseman Capital, Inc. (incorporated by reference to Exhibit 10.8 to Amendment No.1 to Buffet Holdings, Inc.’s Registration Statement on Form S-4 filed with the Commission on December 22, 2006 (SEC file no. 333-139436)).

10.9
Credit Agreement, dated as of November 1, 2006, among Buffets, Inc., Buffets Holdings, Inc., the lenders named therein, and Credit Suisse as Administrative Agent (incorporated by reference to Exhibit 10.9 to Buffet Holdings, Inc.’s Registration Statement on Form S-4 filed with the Commission on December 18, 2006 (SEC file no. 333-139436)).

10.10
Amendment Agreement, dated as of March 13, 2007, to the Credit Agreement, dated as of November 1, 2006, among Buffets, Inc., Buffets Holdings, Inc., Buffets, Inc.’s subsidiaries named therein, the lenders named therein, and Credit Suisse as Administrative Agent (incorporated by reference to Exhibit 10.1 to Buffet Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the Commission on May 21, 2007 (SEC file no. 333-116897)).

10.11
Guarantee and Collateral Agreement, dated as of November 1, 2006, Buffets, Inc., Buffets Holdings, Inc., Buffets, Inc.’s subsidiaries named therein and Credit Suisse (incorporated by reference to Exhibit 10.10 to Buffet Holdings, Inc.’s Registration Statement on Form S-4 filed with the Commission on December 18, 2006 (SEC file no. 333-139436)).

10.12
Supplement No. 1 dated as of November 22, 2006, to the Guarantee and Collateral Agreement dated as of November 1, 2006, among Buffets, Inc., Buffets Holdings, Inc., Buffets, Inc.’s subsidiaries named therein and Credit Suisse (incorporated by reference to Exhibit 10.11 to Buffet Holdings, Inc.’s Registration Statement on Form S-4 filed with the Commission on December 18, 2006 (SEC file no. 333-139436)).

10.13
Supplement No. 2 dated as of March 13, 2007, to the Guarantee and Collateral Agreement dated as of November 1, 2006, among Buffets, Inc., Buffets Holdings, Inc., Buffets, Inc.’s subsidiaries named therein and Credit Suisse (incorporated by reference to Exhibit 10.2 to Buffet Holdings, Inc.’s Quarterly Report on Form 10-Q filed with the Commission on May 21, 2007 (SEC file no. 333-116897)).

10.14
Agreement Regarding Leasehold Mortgages and Landlord’s Purchase Option dated as of November 1, 2006 among the certain landlords named therein, Credit Suisse, Ryan’s Restaurant Group, Inc., Fire Mountain Restaurants, LLC, OCB Restaurant Company, LLC, HomeTown Buffet, Inc. and German American Capital Corporation (incorporated by reference to Exhibit 10.12 to Buffet Holdings, Inc.’s Registration Statement on Form S-4 filed with the Commission on December 18, 2006 (SEC file no. 333-139436)).

10.15
The Trademark Security Agreement, dated as of November 1, 2006, among Buffets, Inc., Buffets Holdings, Inc., Buffets, Inc.’s subsidiaries named therein and Credit Suisse, as Collateral Agent (incorporated by reference to Exhibit 10.13 to Buffet Holdings, Inc.’s Registration Statement on Form S-4 filed with the Commission on December 18, 2006 (SEC file no. 333-139436)).

10.16
Master Land and Building Lease, dated as of November 1, 2006, by and between FIGRYANF LLC, as landlord, and Fire Mountain Restaurants, LLC, as tenant ( “Fortress Set 1 Lease”) (incorporated by reference to Exhibit 10.14 to Buffet Holdings, Inc.’s Registration Statement on Form S-4 filed with the Commission on December 18, 2006 (SEC file no. 333-139436)).

10.17
Master Land and Building Lease, dated as of November 1, 2006, by and among (x) FIGRYANH LLC, FIGRYANH-1 LLC, FIGRYANH-2 LLC, FIGRYANH-3 LLC, FIGRYANH-4 LLC, FIGRYANH-5 LLC, FIGRYANH-6 LLC, FIGRYANH-7 LLC, FIGRYANH-8 LLC, FIGRYANH-9 LLC, FIGRYANH-10 LLC, FIGRYANH-11 LLC, FIGRYANH-12 LLC, FIGRYANH-13 LLC, FIGRYANH-14 LLC, FIGRYANH-15 LLC, and FIGRYANH-16 LLC (the “FIGRYANH Group”), as landlord, and (y) Fire Mountain Restaurants, LLC, OCB Restaurant Company, LLC, and HomeTown Buffet, Inc., as tenant (“Fortress Set 2 Lease”) (incorporated by reference to Exhibit 10.15 to Buffet Holdings, Inc.’s Registration Statement on Form S-4 filed with the Commission on December 18, 2006 (SEC file no. 333-139436)).

10.18
Guaranty by Buffets, Inc., dated as of November 1, 2006, for the benefit of FIGRYANF LLC, relating to the tenant’s obligations under the Fortress Set 1 Lease (incorporated by reference to Exhibit 10.16 to Buffet Holdings, Inc.’s Registration Statement on Form S-4 filed with the Commission on December 18, 2006 (SEC file no. 333-139436)).

10.19
Guaranty by Buffets, Inc., dated as of November 1, 2006, for the benefit of the FIGRYANH Group, relating to the tenants’ obligations under the Fortress Set 2 Lease (incorporated by reference to Exhibit 10.17 to Buffet Holdings, Inc.’s Registration Statement on Form S-4 filed with the Commission on December 18, 2006 (SEC file no. 333-139436)).

Exhibit
Number	Description
10.20
Purchase and Sale Agreement, dated as of November 1, 2006, by and among Fire Mountain Restaurants, LLC, Ryan’s Restaurant Group, Inc., HomeTown Buffet, Inc., OCB Restaurant Company, LLC, FIGRYANF LLC, and the FIGRYANH Group (incorporated by reference to Exhibit 10.18 to Buffet Holdings, Inc.’s Registration Statement on Form S-4 filed with the Commission on December 18, 2006 (SEC file no. 333-139436)).

10.21
Agreement Regarding Leasehold Mortgages and Landlord’s Purchase Option dated as of November 1, 2006 among the certain landlords named therein, Credit Suisse, Ryan’s Restaurant Group, Inc., Fire Mountain Restaurants, LLC, OCB Restaurant Company, LLC, HomeTown Buffet, Inc. and German American Capital Corporation (incorporated by reference to Exhibit 10.21 to Buffet Holdings, Inc.’s Registration Statement on Form S-4 filed with the Commission on December 18, 2006 (SEC file no. 333-139436)).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to Buffets Holdings, Inc.’s Annual Report on Form 10-K for the year ended June 30, 2004 (SEC File No. 333-116897)).

21.1	List of Subsidiaries of Buffets Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Buffets Holdings, Inc.’s Current Report on Form 8-K (SEC File No. 333-116897)).

24	Powers of Attorney (included on signature pages of this 10-K).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Provided within