Form 10-Q
period 2007-09-19
BUFFETS HOLDINGS, INC.
filed 2007-11-05
CIK 1292731

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 19, 2007

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

The number of shares of Buffets Holdings, Inc. common stock outstanding as of November 5, 2007 was 3,104,510.

BUFFETS HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BUFFETS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 27, 2007	September 19, 2007
		(Unaudited)
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,645	$11,528
Receivables	10,219	7,985
Income tax receivable	—	19,851
Inventories	32,087	31,869
Prepaid expenses and other current assets	8,632	8,956
Deferred income taxes	3,000	3,000
Assets held for sale	34,959	19,944
Current assets related to discontinued operations	14,117	15,054
Total current assets	107,659	118,187
PROPERTY AND EQUIPMENT, net	221,092	222,131
GOODWILL	502,046	519,536
OTHER INTANGIBLE ASSETS	83,998	67,534
OTHER ASSETS, net	37,092	35,657
NON-CURRENT ASSETS RELATED TO DISCONTINUED OPERATIONS	412	493
Total assets	$952,299	$963,538
LIABILITIES AND SHAREHOLDER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$81,090	$76,222
Accrued liabilities	132,783	123,971
Income taxes payable	3,147	1,019
Short-term debt	13,000	33,500
Current maturities of long-term debt	6,625	5,300
Current liabilities related to discontinued operations	1,137	1,020
Total current liabilities	237,782	241,032
LONG-TERM DEBT, net of current maturities	822,050	822,050
DEFERRED INCOME TAXES	33,456	26,765
LONG-TERM TAXES PAYABLE	—	16,838
DEFERRED LEASE OBLIGATIONS	38,209	41,011
OTHER LONG-TERM LIABILITIES	9,341	8,566
Total liabilities	1,140,838	1,156,262
SHAREHOLDER’S DEFICIT:
Preferred stock; $.01 par value, 1,100,000 shares authorized; none issued and outstanding as of June 27, 2007 and September 19, 2007	—	—
Common stock; $.01 par value, 3,600,000 shares authorized; 3,104,510 shares issued and outstanding as of June 27, 2007 and September 19, 2007	31	31
Additional paid in capital	82	82
Accumulated deficit	(188,710)	(192,658)
Accumulated other comprehensive income (loss)	58	(179)
Total shareholder’s deficit	(188,539)	(192,724)
Total liabilities and shareholder’s deficit	$952,299	$963,538

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUFFETS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Weeks Ended
	September 20, 2006	September 19, 2007
	(Unaudited)
	(In thousands)
RESTAURANT SALES	$213,904	$376,539
RESTAURANT COSTS:
Food	74,090	130,168
Labor	60,378	111,147
Direct and occupancy	51,872	98,170
Total restaurant costs	186,340	339,485
ADVERTISING EXPENSES	7,227	9,867
GENERAL AND ADMINISTRATIVE EXPENSES	9,266	15,898
CLOSED RESTAURANT COSTS	742	69
MERGER INTEGRATION COSTS	440	1,633
LOSS ON LITIGATION SETTLEMENT	—	54
OPERATING INCOME	9,889	9,533
INTEREST EXPENSE	13,228	20,757
INTEREST INCOME	(28)	(161)
LOSS RELATED TO REFINANCING	243	5
OTHER INCOME	(202)	(270)
LOSS BEFORE INCOME TAXES	(3,352)	(10,798)
INCOME TAX BENEFIT	(1,903)	(5,412)
Net loss from continuing operations	(1,449)	(5,386)
Net income from discontinued operations, net of tax of $208 and $25, respectively.	309	37
Net loss	$(1,140)	$(5,349)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUFFETS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Weeks Ended
	September 20, 2006	September 19, 2007
	(Unaudited)
	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(1,140)	$(5,349)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,384	10,041
Amortization of debt issuance cost	413	1,180
Accretion of original issue discount	3,748	—
Loss on disposal of assets	249	45
Deferred income taxes	—	(1,493)
Changes in assets and liabilities:
Receivables	394	2,236
Inventories	172	107
Prepaid expenses and other current assets	190	(890)
Accounts payable	(4,786)	(3,764)
Accrued and other liabilities	(6,335)	(7,892)
Income taxes payable	(4,963)	(3,740)
Net cash used in operating activities	(4,674)	(9,519)
INVESTING ACTIVITIES:
Proceeds from sale of assets held for sale	—	8,813
Acquisitions, net of liabilities assumed	(3,468)	(1)
Purchase of property and equipment	(6,836)	(11,383)
Collections on notes receivable	697	501
Purchase of other assets	(3,411)	(685)
Net cash used in investing activities	(13,018)	(2,755)
FINANCING ACTIVITIES:
Repayment of previous term loan facility	(466)	—
Proceeds from previous revolver facility	6,000	—
Repayment of term loan funding	—	(1,325)
Proceeds from revolver facility	—	20,500
Debt issuance costs	—	(15)
Net cash provided by financing activities	5,534	19,160
NET CHANGE IN CASH RELATED TO DISCONTINUED OPERATIONS	—	(3)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(12,158)	6,883
CASH AND CASH EQUIVALENTS, beginning of period	20,194	4,645
CASH AND CASH EQUIVALENTS, end of period	$8,036	$11,528
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for —
Interest (net of capitalized interest of $77 and $98)	$14,769	$30,830
Income taxes	$3,268	$473

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUFFETS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Nature of Organization

Company Background

Buffets Holdings, Inc., a Delaware corporation, was formed to acquire 100 percent of the common stock of Buffets, Inc. and its subsidiaries in a buyout from public shareholders on October 2, 2000 (the “Acquisition”). Buffets Holdings, Inc. and subsidiaries (“Buffets Holdings”) and Buffets, Inc. and subsidiaries (“Buffets”) are collectively referred to as “the Company” in these Notes to Condensed Consolidated Financial Statements. Buffets, a Minnesota corporation, is the principal operating subsidiary of Buffets Holdings.

On December 29, 2005, Buffets Holdings announced that its stockholders formed Buffets Restaurant Holdings, Inc. (“Buffets Restaurant Holdings”) and entered into a contribution agreement with Caxton-Iseman Investments, L.P., Sentinel Capital Partners, L.P., members of Buffets Holdings senior management and Buffets Restaurant Holdings (the “Contribution Agreement”). Pursuant to the terms of the Contribution Agreement, holders of 100% of Buffets Holdings’ outstanding common stock contributed their shares of common stock of Buffets Holdings to Buffets Restaurant Holdings in exchange for proportional amounts of Buffets Restaurant Holdings' common stock. As a result of the share exchange, Buffets Holdings is majority-owned by Buffets Restaurant Holdings.

Description of Business

The Company owns and operates a chain of restaurants in the United States under the names of Ryan’s®, Fire Mountain®, North’s®, Old Country Buffet®, Country Buffet®, HomeTown Buffet®, Granny’s BuffetSM and Tahoe Joe’s Famous Steakhouse®. The Company, operating principally in the family dining segment, owned and operated 643 restaurants, including 632 family steak-buffet restaurants and eleven Tahoe Joe’s Famous Steakhouse® restaurants, and franchised seventeen restaurants as of September 19, 2007.

Buffets Franchise Holdings, LLC

Buffets Franchise Holdings, LLC, a Minnesota corporation, was formed on March 12, 2007 to franchise buffet-style restaurants, primarily operating under the HomeTown Buffet® tradename. The Company will not directly own or operate any of these restaurants, and through September 19, 2007, has not entered into any franchise arrangements.

The Company has completed the documentation required to franchise the HomeTown Buffet® brand and has filed the required registration forms with appropriate state and federal agencies. Filing these documents allows the HomeTown Buffet® brand to be offered to franchise candidates in 39 states and the District of Columbia. The Company’s primary focus for the near term will be identifying highly qualified multi-unit restaurant operators in the states of Florida, Nevada, Arizona, New Mexico, Utah, and once registered, California.

Ryan’s Restaurant Group, Inc.

On November 1, 2006, Buffets and Ryan’s Restaurant Group, Inc. (“Ryan’s”), a South Carolina corporation, announced that they had completed the previously announced merger of Buffets Southeast, Inc., a South Carolina corporation and wholly-owned subsidiary of Buffets, and Ryan’s. Pursuant to the Agreement and Plan of Merger, dated as of July 24, 2006, by and among Buffets, Ryan’s and Buffets Southeast, Inc. (the “Merger Agreement”), Buffets Southeast, Inc. merged with and into Ryan’s, with Ryan’s remaining as the surviving corporation (the “Merger”). As a result of the Merger, Ryan’s became a wholly-owned subsidiary of Buffets.

Tahoe Joe’s Famous Steakhouse®.

In June 2007, the Company developed a plan to sell its Tahoe Joe’s Famous Steakhouse® restaurants. The restaurants are being actively marketed and management expects a sale to occur within the current fiscal year. As a result, the Company has revised the accompanying condensed consolidated financial statements for all periods presented to show certain account balances and activity related to the Tahoe Joe’s restaurants as discontinued operations. See Note 8 - “Discontinued Operations” for additional information on the account balances and related activity reclassified.

Interim Financial Information

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all necessary adjustments, which are of a normal recurring nature, to present fairly the Company’s financial position and the results of its operations and cash flows for the periods presented, in conformity with accounting principles generally accepted in the United States of America and with the regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to SEC rules and regulations. Operating results for the twelve week period ended September 19, 2007 are not necessarily indicative of results that may be achieved for the fiscal year ending July 2, 2008. Historical results will not be indicative of future results due to the consummation of the merger transaction with Ryan’s.

The balance sheet as of June 27, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes contained in the Company’s Form 10-K filed with the Securities and Exchange Commission on September 25, 2007 and with Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 24 through 35 of this report.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Fiscal Year

The Company’s fiscal year is comprised of 52 or 53 weeks divided into four fiscal quarters of twelve, twelve, sixteen, and twelve or thirteen weeks, respectively. The current fiscal year consists of 53 weeks and will end on July 2, 2008.

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

Goodwill and Other Intangible Assets

The Company tests the recoverability of goodwill and other intangible assets annually or whenever events or circumstances indicate that the carrying amount may not be recoverable. Goodwill and other intangible assets are deemed to be impaired if the fair value of a reporting unit is less than its carrying value. If goodwill or other intangible assets are determined to be impaired, the loss is measured as the amount by which the carrying amounts of a reporting unit’s goodwill or other intangible assets exceeds their implied fair value. The fair value of a reporting unit is an estimate based on assumptions regarding its future cash flows. In the event that these assumptions change in the future, the Company may be required to record impairment charges related to its goodwill or other intangible assets. No impairment charges were recorded during the first twelve weeks of fiscal years 2007 and 2008.

Goodwill and other intangible assets increased due to the merger with Ryan’s, which was accounted for as a purchase business combination. See Note 7 - “Acquisitions” for further discussion regarding the goodwill and other intangible assets associated with this transaction.

Derivative Instruments and Hedging Activities

The Company uses financial derivatives to manage interest rate risks in accordance with its Credit Agreement, as amended and restated on March 13, 2007. Use of the Company’s derivative instruments is currently limited to a single interest rate swap. This instrument is structured as an effective hedge of the variability of cash flows to be paid on a portion of the Company’s outstanding debt. The derivative is recognized on the accompanying condensed consolidated balance sheets at fair value. On the date the derivative contract was entered into, the Company documented the relationship between the hedging instrument and the hedged item, as well as its risk-management objective and strategy for undertaking the hedge transaction. This process included linking the derivative to a specific liability on the condensed consolidated balance sheets, as well as formally assessing, both at the hedge’s inception and on an ongoing basis, whether the derivative used in the hedging transaction is highly effective in offsetting changes in cash flows of the hedged item.

Changes in the fair value of the derivative that is highly effective and designated as a cash flow hedge are recorded in other comprehensive income until earnings are affected by the variability in cash flows of the designated hedged item. See Note 6 — “Debt” for further discussion of the interest rate swap.

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

3. Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, which is the Company’s fiscal year 2009. The Company does not expect this standard to have a material impact on its consolidated results of operations and financial condition.

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

4. Property and Equipment

Property and equipment was as follows (in thousands):

	June 27, 2007	September 19, 2007
Land	$16,829	$20,362
Buildings	16,213	14,838
Equipment	221,767	227,623
Leasehold improvements	157,150	159,946
Accumulated depreciation and amortization	(190,867)	(200,638)
	$221,092	$222,131

As of September 19, 2007, the Land value above includes approximately $6.6 million in assets the Company intends to sell, but are not expected to be sold within the next twelve months.

See Note 7 - “Acquisitions” for discussion of the impact of the merger with Ryan’s on the Company’s property and equipment balances.

5. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 27, 2007	September 19, 2007
Accrued compensation	$32,710	$28,823
Accrued workers’ compensation	21,427	21,356
Accrued sales, use and property taxes	16,856	24,249
Accrued insurance	17,350	17,291
Accrued interest	22,603	11,367
Accrued litigation reserve	9,926	9,910
Unearned revenue (gift cards/certificates)	4,290	3,489
Closed restaurant reserve, current portion	1,196	914
Accrued percentage rent	992	1,397
Accrued other	5,433	5,175
	$132,783	$123,971

See Note 7 - “Acquisitions” for further discussion of the impact of the merger with Ryan’s on the Company’s accrued liability balances.

6. Debt

As of September 19, 2007, debt outstanding was as follows (in thousands):

Short-Term borrowings consist of the following:
Revolving credit facility, interest at Prime plus 2.25%, due September 25, 2007	$18,500
Letter of credit facility at 2.85% plus borrowings at LIBOR, due September 28, 2007 (interest at 8.09% as of September 19, 2007)	15,000
Current maturities of long-term debt	5,300
Total short-term borrowings	$38,800
Long-Term borrowings consist of the following:
Term loan, interest at LIBOR plus 2.75%, due quarterly through March 31, 2013 with remaining balance due November 1, 2013 (interest rate at 7.99% as of September 19, 2007)	527,350
Senior notes, interest at 12.50%, due November 1, 2014	300,000
827,350
Less — Current maturities of long-term debt	(5,300)
Total long-term debt	$822,050

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

Effective as of March 13, 2007 (the “Restatement Date”), the Company entered into an amendment to its Credit Facility. The amendment added a revolving loan feature to the Synthetic Letter of Credit Facility (cumulatively referred to as the “Synthetic Revolving Facility”), whereby the Company may secure letters of credit and/or revolving loans in an aggregate principal amount of $70 million. The amendment also relaxed the interest rate margins applicable to the Term Facility and Synthetic Revolving Facility, subject to a leverage-based pricing grid. In addition, the amendment added a repricing protection clause relating to the prepayment of term loans or synthetic revolving loans borrowed under the Credit Facility. The repricing protection provides that Buffets must pay a 1% prepayment premium on all such prepayments prior to March 13, 2008. No such prepayments have occurred as of September 19, 2007.

Borrowings under the Term Facility bear interest at an adjusted LIBOR rate plus a margin of either 2.50%, 2.75% or 3.00% in the case of Eurodollar borrowings and at a certain alternate base rate plus a margin of either 1.50%, 1.75% or 2.00% in the case of alternate base rate borrowings, depending on Buffets’ leverage ratio, and borrowings under the Revolving Facility bear interest at an adjusted LIBOR rate plus a margin of 3.25% or at an alternate base rate plus a margin of 2.25%. Borrowings under the Synthetic Revolving Facility bear interest at an adjusted LIBOR rate plus a margin of 2.85%.

The borrowings due under the Term Facility are payable in equal quarterly installments in an annual amount equal to 1% of the term loan during each of the first six and a half years of the loan, with the remaining balance payable due on November 1, 2013. The Revolving Facility and the Synthetic Revolving Facility are not subject to interim scheduled principal payments. The Credit Facility is fully and unconditionally guaranteed by Buffets Holdings, which has no independent assets or operations except for the capital stock of Buffets, and its existing and future domestic subsidiaries and is secured by substantially all of the Company’s assets. The Credit Facility contains customary restrictive covenants, including limitations on dividends on, and redemptions and repurchases of, capital stock, liens and sale leaseback transactions, loans and investments, the incurrence of additional indebtedness and mergers, acquisitions and asset sales. In addition, the Credit Facility contains financial covenants, which require that we maintain a minimum interest coverage ratio and a maximum leverage ratio. These financial covenants become increasingly restrictive over time. Specifically, on September 20, 2007, our leverage ratio requirement becomes more restrictive as the then current leverage ratio of 6.00 to 1.00 drops to 5.75 to 1.00. As of September 19, 2007, the Company was in compliance with all covenants and there were no events of default. The Credit Facility also contains customary events of default. Borrowing availability under the Credit Facility and our ability to issue letters of credit depends on there being no default or event of default under the Credit Facility and upon the Company’s continued compliance with the restrictive and financial covenants contained in the Credit Facility. As of the end of the first quarter of fiscal 2008 the Company’s actual leverage ratio was 5.98 against a maximum leverage ratio of 6.00. The maximum leverage ratio drops to 5.75 at the next measurement date which is at the end of the Company’s second quarter of fiscal 2008. The Company continuously monitors compliance with the financial covenants in our Credit Facility and, as of September 19, 2007, was in compliance with these covenants. Depending on the Company's future results the Company may breach these covenants at the end of its next fiscal quarter or in subsequent quarters. The Company has initiated discussions with the lenders under the Credit Facility to amend or waive the financial covenants. However, there are no assurances that the Company will be successful in obtaining amendments or waivers to the financial covenants on acceptable terms. Failure to obtain a waiver on acceptable terms could have a material adverse effect on the Company. If the Company were unsuccessful in obtaining a waiver of or an amendment to its financial covenants and an event of default were to occur under the Credit Facility, the lenders under the Credit Facility may be able to terminate any commitments they had made to supply the Company with further funds, including not permitting the Company to borrow under the existing revolving Credit Facility and not permitting the Company to issue letters of credit, which would adversely affect its liquidity. In addition, subject to certain cure periods, the occurrence of an event of default may allow the lenders to accelerate the repayment of amounts outstanding under the Credit Facility. Also, if the lenders were to accelerate indebtedness under the Company’s Credit Facility and such payment were not made, it would cause an event of default to occur under the indenture governing our 12 ½% Senior Notes.

On April 12, 2007, the Company entered into an interest rate swap (“Swap”) agreement to manage its exposure on debt instruments to interest rate fluctuation. The Swap, which became effective May 31, 2007 and had a $32.0 million notional amount of indebtedness, was used to hedge a portion of the interest payments associated with the variable rate $530.0 million term loan by fixing the interest rate at 5.10% (represents LIBOR on April 12, 2007 when the agreement was entered into). The swap agreement called for 90-day settlements beginning August 31, 2007. This instrument is structured as an effective hedge of the variability of cash flows to be paid on a portion of the Company’s outstanding debt. The derivative is recognized in the accompanying condensed consolidated balance sheets at fair value. On the date the derivative contract was entered into, the Company documented the relationship between the hedging instrument and the hedged item, as well as its risk-management objective and strategy for undertaking the hedge transaction. This process included linking the derivative to a specific liability on the condensed consolidated balance sheet, as well as formally assessing, both at the hedge’s inception and on an ongoing basis, whether the derivative used in the hedging transaction is highly effective in offsetting changes in cash flows of the hedged item. As of September 19, 2007, the Company recorded a loss on the swap of approximately $395,000, net of approximately $144,000 in tax benefit, to accumulated other comprehensive income (loss) and amortized $21,262 into earnings as an adjustment to interest expense, representing the realized portion of gains on the swap.

As of September 19, 2007, Buffets had $53.1 million in outstanding letters of credit, which expire through August 30, 2008, and $15.0 million in outstanding loans under the Synthetic Revolving Facility. As of September 19, 2007, total letter of credit borrowing availability was $21.9 million, which is comprised of additional availability of $1.9 million under our Synthetic Revolving Facility and $20.0 million available through a sub facility to the Company’s Revolving Facility in the form of letters of credit.

12 1/2% Senior Notes

On November 1, 2006, Buffets issued $300.0 million aggregate principal amount of its 12 1/2% senior notes. The issuance was consummated solely by means of a private placement either to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). Buffets filed a registration statement with the Securities and Exchange Commission to exchange its $300.0 million 12 1/2% Senior Notes due 2014 for notes registered under the Securities Act. The exchange offer was consummated on January 31, 2007. The 12 1/2% Senior Notes mature on November 1, 2014. Buffets pays semi-annual interest on the 12 1/2% Senior Notes on January 1 and July 1.

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

The Indenture contains customary covenants relating to restrictions on indebtedness, dividends on, and redemptions and repurchases of, capital stock, liens, loans and investments, debt and hedging arrangements, mergers, acquisitions and asset sales, transactions with affiliates and changes in business activities conducted by Buffets and certain subsidiaries. The Indenture also contains customary events of default. As of September 19, 2007, the Company was in compliance with all covenants and there were no events of default.

7. Acquisitions

Ryan’s Restaurant Group, Inc.

On November 1, 2006, Buffets completed the merger with Ryan’s. As a result of the merger, Ryan’s became a wholly-owned subsidiary of Buffets. The Merger was accounted for as a purchase business combination and for accounting purposes, Buffets was the acquiring enterprise. Accordingly, the results of Ryan’s operations are included in the Company’s results of operations for the twelve weeks ended September 19, 2007, but not for the twelve weeks ended September 20, 2006. The aggregate purchase price was approximately $165.4 million (net of cash acquired of $559.4 million), including approximately $18.1 million of capitalized acquisition related expenses. The excess of the purchase consideration plus acquisition costs over the fair value of assets acquired and liabilities assumed of approximately $209.7 million was allocated to goodwill. Substantially all the goodwill is not deductible for tax purposes. The Company is in the process of finalizing restructuring actions related to this acquisition, which may result in adjustment to the purchase price or incremental restructuring charges or both. In certain cases, the allocations of the excess purchase price are based upon preliminary estimates and assumptions. Accordingly, the allocations are subject to revision when the Company receives final information, including appraisals and other analyses. Revisions to the fair values, which may be significant, will be recorded by the Company as further adjustments to the purchase price allocations.

The following table summarizes the allocation of the purchase price to the estimated fair market values of the assets acquired and liabilities assumed at the date of the acquisition:

November 1, 2006
(in thousands)
Cash	$559,406
Assets held for sale	46,869
Deferred tax assets	—
Other current assets	43,134
Property, plant & equipment	100,063
Goodwill	209,678
Other intangible assets (1)	66,735
Other assets	3,749
Total assets acquired	1,029,634
Accounts payable	15,735
Current portion of long-term debt	33,036
Income taxes payable	15,109
Accrued liabilities	70,529
Deferred tax liability	56,565
Long-term debt	111,964
Other long-term liabilities	1,859
Total liabilities assumed	304,797
Net assets acquired	724,837
Less cash acquired	559,406
Net cash paid	$165,431

(1)	In connection with the Merger, the Company acquired approximately $63.4 million in trademarks, $2.5 million in recipes and $0.8 million in leasehold interests.

In connection with the Merger, the Company executed a headcount reduction initiative at the former corporate headquarters of Ryan’s and has closed 22 of the acquired restaurants. As a result, the Company recorded a liability for employee termination costs of $6.0 million. At September 19, 2007, the Company had notified 961 employees of the acquired entities of their impending termination. As of the end of the first quarter of fiscal 2008, 955 employees had actually been terminated and employee termination costs of $5.9 million had been paid. The remaining employee termination costs of approximately $0.1 million are expected to be paid during the second quarter of fiscal 2008. Charges related to employee termination costs and the restaurant closures were charged to goodwill pursuant to EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. The Company is in the process of finalizing restructuring actions related to this acquisition, which may result in adjustments to the purchase price or incremental restructuring charges or both.

The Company acquired certain properties which have been identified as “Assets Held for Sale” in the accompanying condensed consolidated balance sheet, pursuant to FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company wrote down the carrying values of such assets to estimated net selling price as part of the purchase price allocation. Depreciation is no longer recorded on assets held for sale. Net selling price is estimated as the amount at which the asset could be bought or sold at fair value, less costs to sell. Fair value is determined at prevailing market conditions, appraisals or current estimated net sales proceeds from pending offers, if appropriate. The fair value of the Company’s assets held for sale primarily relates to land values. The Company expects to dispose of these assets within twelve months.

The Company continually evaluates the assets in its portfolio in order to pursue an orderly disposition of its assets held for sale. There can be no assurance if or when sales will be completed or whether such sales will be completed on terms that will enable the Company to realize the full carrying value of such assets.

The Company incurred approximately $30.6 million in acquisition and merger integration costs as of September 19, 2007. Acquisition costs of approximately $18.1 million are recorded as a component of the purchase price in the condensed consolidated balance sheets pursuant to FASB Statement No. 141, Business Combinations. Merger integration costs of approximately $12.5 million have been expensed as incurred since the date of acquisition, of which approximately $1.6 million were expensed in the first quarter of fiscal 2008 and are recorded in “Merger Integration Costs” in the accompanying condensed consolidated statements of operations.

8. Discontinued Operations

In June 2007, the Company developed a plan to sell a substantial portion of the assets and related liabilities of it’s Tahoe Joe’s Famous Steakhouse® restaurants. The Company is actively marketing the restaurants and expects to complete the sale within the current fiscal year. In accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, the Company has reclassified those assets and related liabilities as held for sale and presented them as discontinued operations in the accompanying condensed consolidated balance sheets. In addition, certain financial results related to those assets and liabilities, including revenues, restaurant costs and related taxes, have been accounted for as discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented.

Revenues and certain results of operations for the Tahoe Joe’s restaurants include the following (in thousands):

	Twelve Weeks Ended September 20, 2006	Twelve Weeks Ended September 19, 2007
Revenue	$7,372	$8,172
Income from discontinued operations	309	37

The balance sheet information of discontinued operations includes the following (in thousands):

	June 27, 2007	September 19, 2007
Current assets related to discontinued operations:
Assets held for sale	$13,186	$14,023
Inventory and prepaids	931	1,031
Total current assets	$14,117	$15,054
Noncurrent assets related to discontinued operations:
Property and equipment	$—	$—
Liquor licenses	412	493
Total noncurrent assets	$412	$493
Current liabilities related to discontinued operations:
Gift card liability	$1,137	$1,020
Total current liabilities	$1,137	$1,020

9. Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48 ("FIN48"), Accounting for Uncertainty in Income Taxes, on June 28, 2007.  As a result of the implementation of FIN48, the Company recognized a cumulative effect change on retained earnings of approximately $1.4 million.  The Company had a liability for total unrecognized income tax benefits in the amount $17.2 million on June 28, 2007.  Of the total unrecognized tax benefits reflected in the Company's balance sheet as of June 28, 2007, the date of adoption, $6.2 million represented interest and penalties.  As of September 19, 2007, there was an adjustment to the liability for unrecognized income tax benefits in the amount of $ 0.6 million, all of which represented interest and penalties.  The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within its operations in income tax expense. In conjunction with the adoption of FIN48, the Company reclassified the liability for unrecognized income tax benefits from current to long-term liabilities and approximately $19.9 million in refund receivables to current assets in the accompanying condensed consolidated balance sheet as of September 19, 2007.

10. Related-Party Transactions

In October 2000, the Company entered into a management agreement with an affiliate (the “Caxton-Iseman Party”) of Caxton-Iseman Investments L.P. Caxton-Iseman Investments L.P. is a majority shareholder of Buffets Restaurant Holdings, the parent company of Buffets Holdings, owning approximately 77.4% of the outstanding common stock. Under the management agreement, the Caxton-Iseman Party provides various advisory services to the Company in exchange for an annual advisory fee equal to 2% of the Company’s annual consolidated earnings before interest, taxes, depreciation and amortization. The Caxton-Iseman Party receives an additional fee for advisory services relating to particular financial transactions equal to 1% of the transaction value.

On November 1, 2006, Buffets entered into the Second Amended and Restated Management and Fee Agreement (the “Management Agreement”) with the Caxton-Iseman Party. In accordance with the terms of the Management Agreement, upon the request of Buffets, the Caxton-Iseman Party is to provide certain acquisition and financial advisory services to Buffets.

In consideration for the services to be provided by the Caxton-Iseman Party, Buffets agreed to pay the Caxton-Iseman Party (i) an annual fee equal to 2% of Buffets’ EBITDA (as defined in the Management Agreement), (ii) a transaction fee, payable upon the completion by Buffets of any acquisition, of 2% of the sale price, (iii) a transaction fee, payable upon the completion of the sale of Buffets of 1% of the sale price, and (iv) a transaction fee, payable upon the completion of the sale by Buffets of any other divestitures, of 1% of the sale price. The annual fee payable in any year may not exceed the amounts permitted under the Company’s debt agreements, and the Caxton-Iseman Party is obligated to return any portion of the annual fee that has been prepaid if an event of default has occurred and is continuing under either the Company’s debt agreements. The Company prepaid the management fee in January 2007 for the calendar year. As of September 19, 2007, the Company had expensed approximately $665,000 of this prepaid management fee during the quarter.

In October 2000, the Company entered a management agreement with Sentinel Capital Partners, L.L.C., a minority shareholder of Buffets Restaurant Holdings owning approximately 7.0% of the outstanding common stock, under which Sentinel Capital Partners, L.L.C. provides various advisory services to the Company for an annual advisory fee of $200,000.

Roe H. Hatlen, a founder of Buffets and a current member of the Board of Directors of Buffets and Buffets Holdings, entered into an advisory arrangement with Buffets Holdings on September 28, 2000 (the “Advisory Agreement”), that had an original term expiring in December 2005. On December 13, 2005, the Advisory Agreement was amended to extend the term through June 30, 2006 at an annual compensation of $200,000. The Advisory Agreement was further amended in July 2006 to extend the term through December 31, 2006 at the same annual compensation. The Company is currently paying Mr. Hatlen an annual fee of $200,000. In addition, Mr. Hatlen is entitled to (1) the use of certain company-provided facilities during the term of the agreement, (2) business expense (including auto expense) reimbursement arrangements during the term of the agreement, and (3) health, welfare, disability and life insurance benefits, on the same basis provided to senior executives of Buffets until December 31, 2010. All costs are recognized as incurred in “General and Administrative” expenses in the accompanying condensed consolidated statement of operations. Mr. Hatlen owns approximately 6.0% of the outstanding common stock of Buffets Restaurant Holdings.

11. Commitments and Contingencies

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

During the course of discovery, but prior to a motion for certification of a class, the parties reached a settlement of this action in mediation in late February 2007. The settlement received preliminary court approval on September 12, 2007. While the Company is currently not able to predict the outcome of this action, the Company estimates that, should the court provide final approval of the settlement, the Company will pay approximately $7.2 million to resolve this matter. This amount has been recorded in the Company’s accrued litigation reserve and is included in “Accrued Liabilities” in the accompanying condensed consolidated balance sheets. Included in this amount is approximately $0.4 million in attorney fees paid to the Company’s external counsel for services rendered through September 19, 2007 specifically related to negotiating the settlement.

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

12. Condensed Consolidating Financial Statements

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

Condensed Consolidating Balance Sheet
As of June 27, 2007

	Parent	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$37	$(1,852)	$6,460	$—	$4,645
Receivables	(312)	1,944	338,780	(330,193)	10,219
Inventories	—	858	31,229	—	32,087
Prepaid expenses and other current assets	—	6,383	2,249	—	8,632
Deferred income taxes	—	3,000	—	—	3,000
Assets held for sale	—	—	34,959	—	34,959
Current assets related to discontinued operations	—	—	14,117	—	14,117
Total current assets	(275)	10,333	427,794	(330,193)	107,659
PROPERTY AND EQUIPMENT, net	—	7,577	213,515	—	221,092
GOODWILL, net	—	11,547	490,499	—	502,046
OTHER INTANGIBLE ASSETS	—	—	83,998	—	83,998
OTHER ASSETS, net	38	462,842	5,452	(431,240)	37,092
NON-CURRENT ASSETS RELATED TO DISCONTINUED OPERATIONS	—	—	412	—	412
Total assets	$(237)	$492,299	$1,221,670	$(761,433)	$952,299
LIABILITIES AND SHAREHOLDER’S EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$—	$399,685	$11,598	$(330,193)	$81,090
Accrued liabilities	—	70,912	61,871	—	132,783
Income taxes payable	6,274	(3,127)	—	—	3,147
Short term debt	—	299	12,701		13,000
Current maturities of long-term debt	—	152	6,473	—	6,625
Current liabilities related to discontinued operations	—	—	1,137	—	1,137
Total current liabilities	6,274	467,921	93,780	(330,193)	237,782
LONG-TERM DEBT, net of current maturities	—	18,907	952,943	(149,800)	822,050
DEFERRED INCOME TAXES	—	33,456	—	—	33,456
DEFERRED LEASE OBLIGATIONS	—	2,328	35,881	—	38,209
OTHER LONG-TERM LIABILITIES	—	2,842	6,499	—	9,341
Total liabilities	6,274	525,454	1,089,103	(479,993)	1,140,838
COMMITMENTS AND CONTINGENCIES
SHAREHOLDER’S EQUITY (DEFICIT)
Common stock	31	—	—	—	31
Additional paid in capital	82	—	—	—	82
Retained earnings (accumulated deficit)	(6,624)	(33,213)	132,567	(281,440)	(188,710)
Accumulated comprehensive income	—	58	—	—	58
Total shareholder’s equity (deficit)	(6,511)	(33,155)	132,567	(281,440)	(188,539)
Total liabilities and shareholder’s equity (deficit)	$(237)	$492,299	$1,221,670	$(761,433)	$952,299

Condensed Consolidating Balance Sheet
As of September 19, 2007

	Parent	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
ASSETS	(Unaudited)
CURRENT ASSETS:	(In thousands)
Cash and cash equivalents	$37	$6,438	$5,053	$—	$11,528
Receivables	(6,586)	7,921	368,529	(361,879)	7,985
Income tax receivable	—	19,851	—	—	19,851
Inventories	—	856	31,013	—	31,869
Prepaid expenses and other current assets	—	5,440	3,516	—	8,956
Deferred income taxes	—	1,514	1,486	—	3,000
Assets held for sale	—	—	19,944	—	19,944
Current assets related to discontinued operations	—	—	15,054	—	15,054
Total current assets	(6,549)	42,020	444,595	(361,879)	118,187
PROPERTY AND EQUIPMENT, net	—	7,721	214,410	—	222,131
GOODWILL, net	—	11,949	507,587	—	519,536
OTHER INTANGIBLE ASSETS	—	—	67,534	—	67,534
OTHER ASSETS, net	38	461,280	5,579	(431,240)	35,657
NON-CURRENT ASSETS RELATED TO DISCONTINUED OPERATIONS	—	—	493	—	493
Total assets	$(6,511)	$522,970	$1,240,198	$(793,119)	$963,538
LIABILITIES AND SHAREHOLDER’S EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$—	$426,546	$11,555	$(361,879)	$76,222
Accrued liabilities	—	58,551	65,420	—	123,971
Income taxes payable	—	1,019	—	—	1,019
Short term debt	—	770	32,730	—	33,500
Current maturities of long-term debt	—	122	5,178	—	5,300
Current liabilities related to discontinued operations	—	—	1,020	—	1,020
Total current liabilities	—	487,008	115,903	(361,879)	241,032
LONG-TERM DEBT, net of current maturities	—	18,907	952,943	(149,800)	822,050
DEFERRED INCOME TAXES	—	26,765	—	—	26,765
LONG-TERM TAXES PAYABLE	—	16,838	—	—	16,838
DEFERRED LEASE OBLIGATIONS	—	2,410	38,601	—	41,011
OTHER LONG-TERM LIABILITIES	—	2,792	5,774	—	8,566
Total liabilities	—	554,720	1,113,221	(511,679)	1,156,262
COMMITMENTS AND CONTINGENCIES
SHAREHOLDER’S EQUITY (DEFICIT)
Common stock	31	—	—	—	31
Additional paid in capital	82	480,139	(53,875)	(426,264)	82
Retained earnings (accumulated deficit)	(6,624)	(511,695)	180,837	144,824	(192,658)
Accumulated comprehensive income (loss)	—	(194)	15	—	(179)
Total shareholder’s equity (deficit)	(6,511)	(31,750)	126,977	(281,440)	(192,724)
Total liabilities and shareholder’s equity (deficit)	$(6,511)	$522,970	$1,240,198	$(793,119)	$963,538

Condensed Consolidating Statement of Operations
For the Twelve Weeks Ended September 20, 2006

	Parent	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
	(In thousands)
RESTAURANT SALES	$—	$10,493	$203,411	$—	$213,904
RESTAURANT COSTS:
Food	—	3,761	70,329	—	74,090
Labor	—	3,074	57,304	—	60,378
Direct and occupancy	—	1,491	50,381	—	51,872
Total restaurant costs	—	8,326	178,014	—	186,340
ADVERTISING EXPENSES	—	343	6,884	—	7,227
GENERAL AND ADMINISTRATIVE EXPENSES	1	461	8,804	—	9,266
CLOSED RESTAURANT COSTS	—	—	742	—	742
MERGER INTEGRATION COSTS	—	440	—	—	440
OPERATING INCOME (LOSS)	(1)	923	8,967	—	9,889
INTEREST EXPENSE	3,637	575	9,016	—	13,228
INTEREST INCOME	—	(28)	—	—	(28)
LOSS RELATED TO REFINANCING	—	243	—	—	243
OTHER INCOME	—	(202)	—	—	(202)
INCOME (LOSS) BEFORE INCOME TAXES	(3,638)	335	(49)	—	(3,352)
INCOME TAX EXPENSE (BENEFIT)	(1,996)	126	(33)	—	(1,903)
Net income (loss) from continuing operations	(1,642)	209	(16)	—	(1,449)
Net income from discontinued operations, net of tax	—	—	309	—	309
Net income (loss)	$(1,642)	$209	$293	$—	$(1,140)

Condensed Consolidating Statement of Operations
For the Twelve Weeks Ended September 19, 2007

	Parent	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
	(Unaudited)
	(In thousands)
RESTAURANT SALES	$—	$10,047	$366,492	$—	$376,539
RESTAURANT COSTS:
Food	—	3,605	126,563	—	130,168
Labor	—	2,934	108,213	—	111,147
Direct and occupancy	—	1,505	96,665	—	98,170
Total restaurant costs	—	8,044	331,441	—	339,485
ADVERTISING EXPENSES	—	258	9,609	—	9,867
GENERAL AND ADMINISTRATIVE EXPENSES	—	428	15,622	(152)	15,898
CLOSED RESTAURANT COSTS	—	—	69	—	69
MERGER INTEGRATION COSTS	—	789	844	—	1,633
LOSS ON LITIGATION SETTLEMENT	—	54	—	—	54
OPERATING INCOME (LOSS)	—	474	8,907	152	9,533
INTEREST EXPENSE	—	477	20,278	2	20,757
INTEREST INCOME	—	(159)	—	(2)	(161)
LOSS RELATED TO REFINANCING	—	5	—	—	5
OTHER INCOME	—	(422)	—	152	(270)
INCOME (LOSS) BEFORE INCOME TAXES	—	573	(11,371)	—	(10,798)
INCOME TAX EXPENSE (BENEFIT)	—	316	(5,728)	—	(5,412)
Net income (loss) from continuing operations	—	257	(5,643)	—	(5,386)
Net income (loss) from discontinued operations, net of tax	—	—	37	—	37
Net income (loss)	$—	$257	$(5,606)	$—	$(5,349)

Condensed Consolidating Statement of Cash Flows
For the Twelve Weeks Ended September 20, 2006

	Parent	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
	(In thousands)
OPERATING ACTIVITIES:
Net income (loss)	$(1,642)	$209	$293	$—	$(1,140)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	—	684	6,700	—	7,384
Amortization of debt issuance costs	94	19	300	—	413
Accretion of original issue discount	3,543	12	193	—	3,748
Loss on disposal of assets	—	—	249	—	249
Changes in assets and liabilities:
Receivables	—	9,205	(8,659)	(152)	394
Inventories	—	1	171	—	172
Prepaid expenses and other current assets	1	1,195	(1,006)	—	190
Accounts payable	—	(5,211)	425	—	(4,786)
Accrued and other liabilities	—	(5,829)	(506)	—	(6,335)
Income taxes payable/refundable	(1,996)	(2,967)	—	—	(4,963)
Net cash used in operating activities	—	(2,682)	(1,840)	(152)	(4,674)
INVESTING ACTIVITIES:
Acquisitions, net of liabilities assumed	—	—	(3,468)	—	(3,468)
Purchase of property and equipment	—	(123)	(6,713)	—	(6,836)
Corporate cash advances (payments)	—	(4,835)	4,683	152	—
Collection of notes receivable	—	697	—	—	697
Proceeds from sale (purchase) of other assets	—	(2,897)	(514)	—	(3,411)
Net cash provided by (used in) investing activities	—	(7,158)	(6,012)	152	(13,018)
FINANCING ACTIVITIES:
Repayment of debt	—	(28)	(438)	—	(466)
Proceeds from revolving credit facility	—	360	5,640	—	6,000
Net cash provided by financing activities	—	332	5,202	—	5,534
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	(9,508)	(2,650)	—	(12,158)
CASH AND CASH EQUIVALENTS, beginning of period	37	14,068	6,089	—	20,194
CASH AND CASH EQUIVALENTS, end of period	$37	$4,560	$3,439	$—	$8,036

Condensed Consolidating Statement of Cash Flows
For the Twelve Weeks Ended September 19, 2007

	Parent	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
	(Unaudited)
	(In thousands)
OPERATING ACTIVITIES:
Net income (loss)	$—	$257	$(5,606)	$—	$(5,349)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	645	9,396	—	10,041
Amortization of debt issuance costs	—	27	1,153	—	1,180
Loss on disposal of assets	—	—	45	—	45
Deferred income taxes	—	(34)	(1,459)	—	(1,493)
Changes in assets and liabilities:
Receivables	—	17,288	(15,052)	—	2,236
Inventories	—	2	105	—	107
Prepaid expenses and other current assets	—	442	(1,332)	—	(890)
Due from parent	6,274	(6,274)	—	—	—
Accounts payable	—	(4,825)	1,061	—	(3,764)
Accrued and other liabilities	—	(12,329)	4,437	—	(7,892)
Income taxes payable/refundable	(6,274)	2,534	—	—	(3,740)
Net cash provided by (used in) operating activities	—	(2,267)	(7,252)	—	(9,519)
INVESTING ACTIVITIES:
Proceeds from sale of assets held for sale	—	—	8,813	—	8,813
Acquisitions, net of liabilities assumed	—	—	(1)	—	(1)
Purchase of property and equipment	—	(497)	(10,886)	—	(11,383)
Collection of notes receivable	—	501	—	—	501
Corporate cash advances (payments)	—	10,238	(10,238)	—	—
Proceeds from sale of other assets	—	(126)	(559)	—	(685)
Net cash provided by (used in) investing activities	—	10,116	(12,871)	—	(2,755)
FINANCING ACTIVITIES:
Payments on new term loan funding	—	(30)	(1,295)	—	(1,325)
Proceeds from new revolver facility	—	471	20,029	—	20,500
Debt issuance costs	—	—	(15)	—	(15)
Net cash provided by financing activities	—	441	18,719	—	19,160
NET CHANGE IN CASH AND CASH EQUIVALENTS RELATED TO DISCONTINUED OPERATIONS	—	—	(3)	—	(3)
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	8,290	(1,407)	—	6,883
CASH AND CASH EQUIVALENTS, beginning of period	37	(1,852)	6,460	—	4,645
CASH AND CASH EQUIVALENTS, end of period	$37	$6,438	$5,053	$—	$11,528

13. Subsequent Events

The Company has engaged Houlihan, Lokey, Howard & Zukin Capital to act as financial advisor to review the business plan and advise the Company with respect to its capital structure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report. Unless the context indicates or requires otherwise, (i) the term “Buffets Holdings” refers to Buffets Holdings, Inc.; (ii) the term “Buffets” refers to Buffets, Inc., our principal operating subsidiary; (iii) the terms “we,” “our,” “ours,” and the “Company” refer to Buffets Holdings, Inc. and its subsidiaries. Some of the statements in the following discussion are forward-looking statements. See “Forward-Looking Statements and Risk Factors” elsewhere in this filing. Historical results will not be indicative of future results due to the consummation of the merger transaction with Ryan’s Restaurant Group, Inc. (“Ryan’s”) and the related refinancing of our indebtedness and Ryan’s indebtedness.

Overview

We are the nation’s largest steak-buffet restaurant chain by number of units and the second largest company in the family dining segment by sales volume. Our restaurants are principally operated under the names Ryan’s®, Fire Mountain®, Old Country Buffet® and HomeTown Buffet®. As of September 19, 2007, we had 632 company-owned steak-buffet restaurants and seventeen franchised locations in 42 states.

Restaurants operating as of June 27, 2007	632
For the twelve week period ended September 19, 2007:
Restaurants opened	1
Restaurants closed	(1)
Restaurants operating as of September 19, 2007	632

Buffets was founded in 1983 to develop buffet-style restaurants under the name Old Country Buffet®. In October 1985, Buffets completed its initial public offering and was listed on The NASDAQ National Market. In September 1996, Buffets merged with HomeTown Buffet, Inc., which was developed by one of Buffets’ co-founders. In October 2000, Buffets was acquired by Buffets Holdings, a company organized by investment funds affiliated with Caxton-Iseman Capital, LLC (“Caxton-Iseman Capital”), in a buyout from public shareholders. On November 1, 2006, Buffets merged (the “Merger”) with Ryan’s to create the nation’s largest steak-buffet restaurant chain by number of units and the second largest company in the family dining segment by sales volume.

Our financial results are significantly impacted by changes in sales at our company-owned restaurants. Changes in sales are largely driven by changes in average weekly guest counts and average guest check. Average weekly guest counts are affected by changes in consumer confidence, competition, economic conditions and unusual weather patterns. We monitor average weekly guest counts very closely, as they directly impact our revenues and profits, and focus substantial efforts on growing these numbers on a same store basis. Same store average weekly sales and guest counts are affected by several factors including, our ability to consistently deliver a high-quality, value-priced selection of home-style cooked meals in a clean and pleasant self-service buffet format and the success of our marketing promotions and other business strategies.

Our business model is characterized by a relatively fixed cost structure, particularly in the short term. Accordingly, changes in marginal average weekly sales volume can have a more significant impact on our profitability than for a business operating in a more variable cost structure. Over a longer time horizon, by virtue of our diversified food offerings, we are able to address the semi-fixed element of food cost by modifying our offerings or by highlighting other foods on the menu in order to reduce consumption of the higher cost items. In addition, on a weekly basis we monitor our labor costs and hourly employee productivity, as measured by the number of guests served per labor hour, to ensure that restaurants are responsive in scheduling and managing our labor to varying levels of guest traffic.

Our fiscal year comprises 52 or 53 weeks divided into four fiscal quarters of twelve, twelve, sixteen and twelve or thirteen weeks, respectively. The current fiscal year is comprised of 53 weeks and will end on July 2, 2008.

The following is a description of the line items from our condensed consolidated statements of operations:

•
We recognize as restaurant sales the proceeds from the sale of food and beverages at our company-owned restaurants at the time of such sale. We recognize the proceeds from the sale of gift cards/certificates when the gift cards/certificates are redeemed at our restaurants. Until redemption, the unearned revenue from the sale of gift cards/certificates is included in “Accrued Liabilities” on our accompanying condensed consolidated balance sheets. Our franchise income includes royalty fees and initial franchise fees received from our franchisee. We recognize royalty fees as other income based on the sales reported at the franchise restaurants.

•
Restaurant costs reflect only direct restaurant operating costs, including food, labor and direct and occupancy costs. Food costs include the cost of food and nonalcoholic beverages consumed within the restaurants. Labor costs include compensation and benefits for both hourly and restaurant management employees. Direct and occupancy costs consist primarily of costs of supplies, maintenance, utilities, rent, real estate taxes, insurance, depreciation and amortization.

•	Advertising expenses reflect all advertising and promotional costs including media and production costs.

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

•
Interest expense reflects interest costs associated with our debt and amortization of debt issuance cost. Interest expense for the first quarter of fiscal 2007 also reflects accretion of original issuance discount on our 11 1/4% senior subordinated notes and 13 7/8 % senior discount notes, which were repurchased and/or redeemed on, or shortly after, November 1, 2006.

•	Interest income reflects interest earned on our short-term investments.

•
Loss related to refinancing for the first quarter of fiscal 2007 represents transaction costs associated with an amendment to Buffets’ previous credit facility in September 2006. This credit facility was replaced with Buffets’ current credit facility in conjunction with the Ryan’s merger on November 1, 2006. Loss related to refinancing for the first quarter of fiscal 2008 represents transaction costs associated with an amendment to Buffets’ current credit facility in March 2007.

•	Other income primarily reflects franchise fees earned.

•	Income tax benefit reflects the current and deferred tax benefit determined in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes.

Recent Developments

We have engaged Houlihan, Lokey, Howard & Zukin Capital to act as financial advisor to review the business plan and advise us with respect to our capital structure.

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

No impairment charges were recorded in the first twelve weeks of fiscal years 2007 and 2008.

Goodwill and Other Intangible Assets

The Company tests the recoverability of goodwill and other intangible assets annually or whenever events or circumstances indicate that the carrying amount may not be recoverable. Goodwill and other intangible assets are deemed to be impaired if the fair value of a reporting unit is less than its carrying value. If goodwill or other intangible assets are determined to be impaired, the loss is measured as the amount by which the carrying amounts of a reporting unit’s goodwill or other intangible assets exceeds their implied fair value. The fair value of a reporting unit is an estimate based on assumptions regarding its future cash flows. In the event that these assumptions change in the future, the Company may be required to record impairment charges related to its goodwill or other intangible assets. No impairment charges were recorded in the first twelve weeks of fiscal years 2007 and 2008.

Insurance Reserves

We carry insurance reserves for exposure related to our workers compensation, general liability, medical and dental and vision programs. We effectively self-insure a significant portion of certain risks through the use of large self-insured retentions combined with stop-loss coverage, or by maintaining large deductibles on traditional policies of insurance. The liability represents an estimate of the ultimate cost of claims incurred and unpaid as of the balance sheet date, including both reported claims and claims that have been incurred but not reported. The estimated liability is established based upon historical claims data and third-party actuarial estimates of settlement costs for incurred claims. Our estimates include our judgments and independent actuarial assumptions regarding economic conditions, the frequency and severity of claims and claim development patterns and settlement practices. These estimates and assumptions are monitored and adjusted when warranted by changing circumstances. Changes in these factors may produce materially different amounts of expense and liabilities that would be reported under these insurance programs.

Closed Restaurant Reserve

We maintain a closed restaurant reserve for certain restaurants that are no longer operating. The closed restaurant costs are principally comprised of our estimates of lease termination costs and obligations, net of sublease and other cash receipts, and employee termination costs. Many factors including the local business environment, other available lease sites, the ability to secure subleases, the creditworthiness of subtenants, and our success at negotiating early termination agreements with lessors are considered in establishing the accruals. Adjustments to the reserve primarily relate to changes in subtenant income or actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which the changes become known. The store closing reserve (current and noncurrent in aggregate) was $1.7 million and $1.1 million as of June 27, 2007 and September 19, 2007, respectively.

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

Gift Cards and Gift Certificates

We sell plastic gift cards and paper gift certificates to our customers. Proceeds from the sale of gift cards/certificates are initially recorded as a liability when received. Revenues from the sale of gift cards at our restaurants are recognized upon redemption. In estimating the related gift card/certificate liability, we analyze historical trends to derive our estimates of future gift card/certificate redemption patterns. The assumptions and activity are closely monitored for changes in escheatment laws and redemption patterns. We adjust our gift card/certificate liability based on historical and expected non-redemption trends. These adjustments are classified within “Direct and Occupancy Costs” in our accompanying condensed consolidated statements of operations. Our gift card/certificate liability was $5.4 million and $4.5 million as of June 27, 2007 and September 19, 2007, respectively, of which approximately $1.1 million and $1.0 million, respectively, was related to the Tahoe Joe’s restaurants, and is classified as discontinued operations in the accompanying condensed consolidated balance sheets.

Share Based Compensation

We are a nonpublic entity, as defined by SFAS No. 123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options based on estimated fair value on the grant date.

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

There was no financial statement impact associated with the adoption of SFAS 123(R) and we did not recognize or record any share-based compensation for twelve week periods ending September 20, 2006 and September 19, 2007.

Lease Accounting

We are obligated under various lease agreements for certain restaurants. We recognize rent expense on a straight-line basis over the expected lease term. Within the provisions of certain of our leases, there are rent holidays and/or escalations in payments over the base lease term, as well as renewal periods. The effects of the holidays and escalations have been reflected in rent expense on a straight-line basis over the expected lease term, which includes cancellable option periods when failure to exercise such options would result in an economic penalty to the Company. The lease term commences on the date when we have the right to control the use of the leased property, which is typically before rent payments are due under the terms of the lease. The condensed consolidated financial statements reflect the same lease term for amortizing leasehold improvements as we use to determine capital versus operating lease classifications and in calculating straight-line rent expense for each restaurant. Percentage rent expense is generally based upon sales levels and is accrued when we determine that it is probable that such sales levels will be achieved. Our judgments related to the probable term for each restaurant affect the classification and accounting for leases as capital versus operating, the rent holidays and escalation in payments that are included in the calculation of straight-line rent and the term over which leasehold improvements for each restaurant facility are amortized. These judgments may produce materially different amounts of depreciation, amortization and rent expense than would be reported if different assumptions were used.

Merger Integration Costs

Merger integration costs represent professional fees, performance bonuses and employee travel and expenses related to integration activities associated with the Ryan’s and North’s acquisitions. Merger integration costs of approximately $12.5 million have been expensed as incurred since November 1, 2006, of which approximately $1.6 million were expensed in the first quarter of fiscal 2008 are recorded in “Merger Integration Costs” in the accompanying condensed consolidated statements of operations.

Results of Operations

The following discussion reflects our historical results for the twelve-week periods ended September 20, 2006 and September 19, 2007. Our operating results include the impact of Ryan’s operations and the impact of the related refinancing of our indebtedness and Ryan’s indebtedness for the entire twelve week period ended September 19, 2007, but exclude the impact of Ryan’s operations and related refinancing for the twelve weeks ended September 20, 2006. Our future results may not be consistent with our historical results. The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report.

	Twelve Weeks Ended
	September 20, 2006	September 19, 2007
	(dollars in thousands)
Significant items that impacted results of operations:
Closed restaurant costs (1)	$742	69
Merger integration costs (2)	440	1,633

(1)
Closed restaurant costs were $0.7 million during the first quarter of fiscal 2007 as compared to $0.1 million for the first quarter of fiscal 2008. The decrease was due in large part to the closure of three under performing restaurants in the first twelve weeks of fiscal 2007 compared with one store closure in the first twelve weeks of fiscal 2008. In fiscal 2007, we incurred cash charges related to these closures of approximately $0.9 million. These charges included approximately $0.7 million related to lease termination costs and obligations, $0.1 million related to employee termination costs and $0.1 million related to other associated costs. In fiscal 2008, we closed one Ryan’s® restaurant acquired in the merger. Charges related to that closure were charged to goodwill pursuant to EITF 95-3, Recognition of Liabilities in connection with a Purchase Business Combination. The $0.1 million recognized in the statement of operations relates to changes in reserve estimates related to previously closed stores, terminations of sublease agreements and other related costs. See Note 7 - “Acquisitions” to our accompanying condensed consolidated financial statements for further discussion of our merger with Ryan’s.

(2)	Merger integration costs represent professional fees and employee travel and expenses related to integration activities associated with the Ryan’s and North’s acquisitions.

Twelve weeks ended September 19, 2007 compared to twelve weeks ended September 20, 2006:

The following table sets forth our results of operations based on the percentage relationship of the items listed to our restaurant sales during the periods shown:

	Twelve Weeks Ended
	September 20, 2006		September 19, 2007
	(dollars in thousands)
Restaurant sales	$213,904	100.0%	$376,539	100.0%
Restaurant costs:
Food	74,090	34.6	130,168	34.6
Labor	60,378	28.2	111,147	29.5
Direct and occupancy	51,872	24.3	98,170	26.1
Total restaurant costs	186,340	87.1	339,485	90.2
Advertising expenses	7,227	3.4	9,867	2.6
General and administrative expenses	9,266	4.3	15,898	4.2
Closed restaurant costs	742	0.3	69	0.0
Merger integration costs	440	0.2	1,633	0.4
Loss on litigation settlement	—	—	54	0.0
Operating income	9,889	4.6	9,533	2.5
Interest expense	13,228	6.2	20,757	5.5
Interest income	(28)	(0.0)	(161)	(0.0)
Loss related to refinancing	243	0.1	5	0.0
Other income	(202)	(0.1)	(270)	(0.1)
Loss before income taxes	(3,352)	(1.6)	(10,798)	(2.9)
Income tax benefit	(1,903)	(0.9)	(5,412)	(1.4)
Net loss from continuing operations	(1,449)	(0.7)	(5,386)	(1.4)
Net income from discontinued operations, net of tax	309	0.1	37	0.0
Net loss	$(1,140)	(0.5)	$(5,349)	(1.4)

Certain percentage amounts do not sum to total due to rounding.

Restaurant Sales. Restaurant sales increased $162.6 million, or 76.0%, during the twelve weeks ended September 19, 2007 over the comparable prior year period, primarily due to the merger with Ryan’s. Excluding Ryan’s restaurant sales, restaurant sales decreased $1.2 million, or 0.6%, during the first quarter of fiscal 2008.

Average weekly sales for the first quarter of fiscal 2008 for the Buffets brand restaurants, which include the Old Country Buffet® and HomeTown Buffet® brands, increased approximately 0.7% to $54,627 as compared to the comparable prior year period. Same store sales for the first quarter of fiscal 2008 decreased by 0.2% for the Buffets brand restaurants as compared to the prior year. This decrease was primarily attributable to a 3.0% decline in guest traffic, partially offset by a 2.8% increase in average check. Average weekly sales for the first quarter of fiscal 2008 for the Ryan’s brand restaurants, which include the Ryan’s® and Fire Mountain® brands, decreased by 1.1% to $44,348 as compared to the comparable prior year period. Same store sales for the first quarter decreased by 4.0% for the Ryan’s brand restaurants as compared to the prior year. This decrease was primarily attributable to a 6.2% decline in guest traffic, partially offset by a 2.2% increase in average check. Same store sales calculations reflect those restaurants that have been in operation for at least eighteen operating periods.

Restaurant Costs. Restaurant costs for the first quarter of fiscal 2008 increased $153.1 million, or 82.2%, over the comparable prior year period, primarily due to the merger with Ryan’s. Restaurant costs as a percentage of sales increased by 310 basis points compared with the comparable prior year period. Excluding the restaurants acquired in the merger with Ryan’s, restaurant costs increased 60 basis points as a percentage of sales for the first quarter of fiscal 2008 compared with the prior year period.

Total food costs increased $56.1 million, or 75.7%, during the twelve weeks ended September 19, 2007 over the comparable prior year period, primarily due to the merger with Ryan’s. Food costs for the Ryan’s brand restaurants, as a percentage of sales, are consistent with our existing Buffets brand restaurants. Food costs were flat as a percentage of sales during the first quarter of fiscal 2008 as compared to the prior year period. The increase in food costs due to increases in certain commodities such as chicken and dairy products were offset by synergies realized in connection with the Ryan’s merger.

Labor costs increased $50.8 million, or 84.1%, during the twelve weeks ended September 19, 2007 over the comparable prior year period, primarily due to the merger with Ryan’s. Labor costs increased 130 basis points as a percentage of sales during the first quarter of fiscal 2008 as compared to the prior year period, primarily due to a higher labor complement in the Ryan’s system than our historical average labor complement. Excluding the restaurants acquired in the Ryan’s merger, labor costs increased 40 basis points as a percentage of sales, primarily due to wage inflation as a result of minimum wage increases in several states effective January 1, 2007, federal minimum wage increases effective July 24, 2007 and other modest wage increases.

Direct and occupancy costs increased $46.3 million, or 89.3%, during the twelve weeks ended September 19, 2007 over the comparable prior year period, primarily due to the merger with Ryan’s. Direct and occupancy costs increased by 180 basis points as a percentage of sales primarily due to higher direct and occupancy costs as a percentage of sales in the Ryan’s system than our historical average. Excluding the restaurants acquired in the merger with Ryan’s, direct and occupancy costs were flat as a percentage of sales for the first quarter of fiscal 2008 compared to the prior year period.

Advertising Expenses. Advertising costs increased $2.6 million during the first quarter of fiscal 2008 versus the comparable quarter in the prior year, but decreased 80 basis points as a percentage of sales. Historically, Ryan’s did not incur significant media advertising expenditures so the inclusion of Ryan’s sales with little advertising spend significantly improved the sales leverage of this cost category. We intend to continue to test electronic media advertising and direct mail advertising at Ryan’s and, if successful, expect to expand our advertising plan to include Ryan’s going forward.

General and Administrative Expenses. General and administrative expenses increased $6.6 million, or 71.6%, during the twelve weeks ended September 19, 2007, primarily due to the merger with Ryan’s. General and administrative expenses decreased 10 basis points as a percentage of sales during the first quarter of fiscal 2008 as compared to the comparable period in the prior year, due to cost synergies realized in connection with the Ryan’s merger, partially offset by tightened sales leverage resulting from the fixed-cost nature of these costs over a declining sales base.

Interest Expense. Interest expense increased $7.5 million during the first quarter of fiscal 2008 versus the comparable prior year period primarily due to the significant increase in our long-term debt balances as the result of our debt refinancing on November 1, 2006. Interest expense decreased 70 basis points as a percentage of sales for the first quarter of fiscal 2008 versus the comparable prior year period due to the larger sales base from the acquired restaurants.

Income Taxes. Income tax benefit increased 50 basis points as a percentage of sales for the twelve weeks ended September 19, 2007 versus the comparable period in the prior year, principally due to a $6.2 million reduction in our deferred tax valuation allowance related to Ryan’s. This adjustment is due to provision-to-return differences reflecting higher deductions in Ryan’s November 1, 2006 stub period tax return than initially expected, primarily related to  changes in tax accounting methods. The adjustment to the valuation allowance is recorded in “Income tax benefit” in the accompanying condensed consolidated statements of operations, whereas the adjustment to the underlying deferred tax asset balances is recorded in “Goodwill” in the accompanying condensed consolidated balance sheets. The adjustment to the valuation allowance has been partially offset by an adjustment of $0.6 million to accrue quarterly interest on tax reserve items.

Excluding the $5.6 million of adjustments above and the impact of presenting Tahoe Joe’s tax provision within discontinued operations, our projected effective rate for fiscal 2008 is approximately (2.3)%.  The difference between this rate and the statutory rate is due to the projected increase in our valuation allowance to offset the tax benefits from our projected loss before income taxes. As a result, this rate primarily reflects projected state income tax expense for fiscal 2008.

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

Cash flows generated from our operating activities provide us with a significant source of liquidity. Our sales are primarily for cash or credit and settlement occurs within a few days. Our cash flow from operations is used for payments to vendors, capital expenditures, including remodeling initiatives, general corporate purposes and debt service payments. Vendors are paid on terms ranging from 14 to 35 days. Our favorable vendor terms relative to the timing of our cash receipts allow us to voluntarily accelerate our debt repayments, which in turn causes a significant working capital deficit.

Our short-term and long-term liquidity needs arise primarily from principal and interest payments on our indebtedness, rent payments under our lease agreements, capital expenditures and working capital requirements, including development and construction of new restaurants, restaurant refurbishment and the installation of new information systems. We expect these requirements to continue in the foreseeable future. Our primary sources of liquidity are cash flow from operations, landlord contributions, credits received from trade suppliers and available borrowing capacity under our Credit Facility, including revolving credit loans, swing line loans and the ability to issue letters of credit. See “—Credit Facilities and Other Long Term Debt.”

Operating Activities. Net cash used in operating activities was $9.5 million and $4.7 million for the twelve weeks ended September 19, 2007 and September 20, 2006, respectively. The overall increase in net cash used in operating activities is primarily attributable to a $16.1 million increase in cash interest payments and $1.6 million in non-capitalizable merger integration costs related to the merger with Ryan’s. Net cash used in operating activities was lower than the net loss for the first twelve weeks of fiscal 2008 principally due to payments of accounts payable and accrued liabilities and a net reduction in income taxes payable, partially offset by the effect of noncash depreciation and amortization and the write-off of debt issuance costs. Net cash used in operating activities was lower than net loss for the first twelve weeks of fiscal 2007 principally due to payments of accounts payable, accrued liabilities and income taxes payable, partially offset by the effect of noncash depreciation and amortization and accretion of original issue discount.

Investing Activities. Net cash used in investment activities was $2.8 million and $13.0 million for the twelve weeks ended September 19, 2007 and September 20, 2006, respectively. During the first twelve weeks of fiscal 2008, our property and equipment related capital expenditures of $11.4 million represented remodeling and improvement cost on our existing restaurants. This use of cash was partially offset by cash provided by our sale of certain assets held for sale resulting in gross proceeds of $8.8 million. During the first twelve weeks of fiscal 2007, our property and equipment related capital expenditures of $6.8 million represented remodeling and improvement cost on our existing restaurants. On August 1, 2006, our subsidiary, OCB Restaurant Company, LLC acquired certain assets and liabilities of North’s Restaurant, Inc. for approximately $3.5 million. The remaining cash used in investing activities during the first twelve weeks of fiscal 2007 was primarily comprised of capitalized transaction costs related to our merger with Ryan’s.

Financing Activities. Net cash provided by financing activities was $19.2 million and $5.5 million for the first twelve weeks of fiscal years 2008 and 2007, respectively. During the first twelve weeks of fiscal 2008, financing activities consisted primarily of borrowings of $20.5 million under our revolving facilities offset in part by $1.3 million of term loan repayments. During the first twelve weeks of fiscal 2007, financing activities primarily consisted of proceeds from revolver borrowings.

Future Capital Expenditures. During the remainder of fiscal 2008, we plan to:

•
Spend approximately $5.0 million - $15.0 million on remodeling and improvement costs that will be capitalized. These capital improvements will depend on the specific needs of the restaurants and the availability of liquidity through our existing credit lines. Remodels projects incorporate design elements to update the décor of our existing facilities including a lighter, more contemporary interior design and expanded dessert displays. Other improvement costs include a variety of outlays such as new carpet, equipment and minor leasehold improvements and display grill installations.

•	Spend approximately $1.0 million on miscellaneous corporate and information systems investments.

•
Spend approximately $5.0 million - $15.0 million on capital improvements specifically related to the restaurants we acquired in the Merger. These capital improvements will depend on the specific needs of the restaurants and the availability of liquidity through our existing credit lines. In addition, we plan to spend approximately $1.0 million - $3.0 million on the integration of Ryan’s that will not be capitalized.

Income Tax Refunds. We expect to receive approximately $19.9 million in income tax refunds over the remainder of fiscal 2008. Approximately $13.1 million relates to Ryan’s stub period federal return through November 1, 2006, $5.1 million relates to carryback claims to be filed related to federal returns filed in previous years and $1.7 million relates to state tax returns. We expect to collect approximately $17.0 million - 18.0 million in the second fiscal quarter and the balance over the remainder of fiscal 2008.

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

Effective as of March 13, 2007 (the “Restatement Date”), the Company entered into an amendment to its Credit Facility. The amendment added a revolving loan feature to the Synthetic Letter of Credit Facility (cumulatively referred to as the “Synthetic Revolving Facility”), whereby the Company may secure letters of credit and/or revolving loans in an aggregate principal amount of $70 million. The amendment also relaxed the interest rate margins applicable to the Term Facility and Synthetic Revolving Facility, subject to a leverage-based pricing grid. In addition, the amendment added a repricing protection clause relating to the prepayment of term loans or synthetic revolving loans borrowed under the Credit Facility. The repricing protection provides that Buffets must pay a 1% prepayment premium on all such prepayments prior to March 13, 2008. No such prepayments have occurred as of September 19, 2007.

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

The borrowings due under the Term Facility are payable in equal quarterly installments in an annual amount equal to 1% of the term loan during each of the first six and a half years of the loan, with the remaining balance payable due on November 1, 2013. The Revolving Facility and the Synthetic Revolving Facility are not subject to interim scheduled principal payments. The Credit Facility is fully and unconditionally guaranteed by Buffets Holdings, which has no independent assets or operations except for the capital stock of Buffets, and its existing and future domestic subsidiaries and is secured by substantially all of the Company’s assets. The Credit Facility contains customary restrictive covenants, including limitations on dividends on, and redemptions and repurchases of, capital stock, liens and sale leaseback transactions, loans and investments, the incurrence of additional indebtedness and mergers, acquisitions and asset sales. In addition, the Credit Facility contains financial covenants, which require that we maintain a minimum interest coverage ratio and a maximum leverage ratio. These financial covenants become increasingly restrictive over time. Specifically, on September 20, 2007, our leverage ratio requirement becomes more restrictive as the current leverage ratio of 6.00 to 1.00 drops to 5.75 to 1.00. As of September 19, 2007, there were no events of default and we were in compliance with all covenants. The Credit Facility also contains customary events of default. Borrowing availability under the Credit Facility and our ability to continue to issue letters of credit depends on there being no default or event of default under the Credit Facility and upon our continued compliance with the restrictive and financial covenants contained in the Credit Facility. As of the end of the first quarter of fiscal 2008 the Company's actual leverage ratio was 5.98 against a maximum leverage ratio of 6.00. The maximum leverage ratio drops to 5.75 at the next measurement date which is at the end of the Company's second quarter of fiscal 2008. We continuously monitor compliance with the financial covenants in our Credit Facility and, as of September 19, 2007, were in compliance with these covenants. Depending on our future results we may breach these covenants at the end of our next fiscal quarter or in subsequent quarters. We have initiated discussions with the lenders under our Credit Facility to amend or waive the financial covenants. However, there are no assurances that we will be successful in obtaining amendments or waivers to the financial covenants on acceptable terms. Failure to obtain a waiver on acceptable terms could have a material adverse effect on the Company. See “Risk Factors— Our credit facility contains financial covenants. If we are unable to comply with these covenants, our liquidity could be adversely affected.”

As of September 19, 2007, there was $527.4 million outstanding under the Term Facility, $18.5 million outstanding under the Revolving Facility, and $68.1 million outstanding under the Synthetic Revolving Facility, including $53.1 million outstanding letters of credit. The interest rate in effect under the Term Facility was 7.99% and the interest rate in effect under the Synthetic Revolving Facility was 8.09%.

12 1/2% Senior Notes

The issuance of Buffets’ 12 1/2% Senior Notes was consummated solely by means of a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). Buffets filed a registration statement with the Securities and Exchange Commission to exchange all of its $300.0 million 12 1/2% Senior Notes due 2014 for notes registered under the Securities Act. The exchange offer was consummated on January 31, 2007. The 12 1/2% Senior Notes mature on November 1, 2014. Buffets pays semi-annual interest on the 12 1/2% Senior Notes on January 1 and July 1.

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

The Indenture contains customary covenants relating to restrictions on indebtedness, dividends on, and redemptions and repurchases of, capital stock, liens and sale leaseback transactions, loans and investments, debt and hedging arrangements, mergers, acquisitions and asset sales, transactions with affiliates and changes in business activities conducted by Buffets and certain subsidiaries. The Indenture also contains customary events of default. As of September 19, 2007, the Company was in compliance with all covenants and there were no events of default.

Seasonality and Quarterly Fluctuations

Our sales are seasonal, with a lower percentage of annual sales occurring in most of our current market areas during the winter months due to a reduction in daylight operating hours and poorer weather conditions. Accordingly, restaurant sales per unit are lower in our third fiscal quarter ending in April of each year. The impact of these reduced average weekly sales are mitigated in our quarterly data presentations through the inclusion of 16 weeks in the quarter ending in early April of each year, compared to only 12 or 13 weeks in each of the other fiscal quarters. Our restaurant sales may also be affected by unusual weather patterns, particularly during the winter months, major world events or matters of public interest that compete for customers’ attention.

Forward-Looking Statements and Risk Factors

This Quarterly Report on Form 10-Q includes some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. All statements other than statements of current or historical fact contained in this Quarterly Report on Form 10-Q, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. In particular, these include, among other things, the factors that are described in the “Risk Factors” identified in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 25, 2007, and statements relating to general business and economic conditions, changes in consumer confidence and the level of their discretionary spending and restaurant visitation frequency, negative publicity, the impact of competition, the ability to integrate the restaurants acquired in the Ryan’s acquisition, the ability to realize the benefits and synergies of the Ryan’s acquisition, the ability to service our substantial indebtedness and otherwise comply with our lending covenants, the seasonality of our business, adverse weather conditions, future commodity prices, fuel and utility costs, changes in minimum wage rates, availability of food products, labor availability, retention and costs, employment and environmental laws, public health developments including avian flu and E. coli, developments affecting the public’s perception of buffet-style restaurants, real estate availability, interest rate fluctuations, political environment (including acts of terrorism and wars), governmental regulations and inflation.

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and assumptions, including the risks, uncertainties and assumptions described in the “Risk Factors/Forward-Looking Statements” identified in our Annual Report on Form 10-K, as updated in any Quarterly Report on Form 10-Q. In light of these risks, uncertainties and assumptions, the forward-looking statements in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. When you consider these forward-looking statements, you should keep in mind these risk factors and other cautionary statements in this Quarterly Report on Form 10-Q.

Our forward-looking statements speak only as of the date made. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risks. We have interest rate exposure relating to the variable portion of our long-term obligations, which were approximately $527.4 million at September 19, 2007. Buffets’ 12 1/2% Senior Notes are fixed rate instruments, while the interest rate on the term loan under the Credit Facility is variable. A 1% change in interest rates on our variable rate debt would have resulted in our interest rate expense fluctuating by approximately $1.2 million for the first quarter ended September 19, 2007. In addition, we entered into a swap agreement to fix a portion of our variable rate interest. See Note 6 — “Debt” to our accompanying condensed consolidated financial statements for further discussion of this agreement.

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

As of September 19, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, we concluded that our disclosure controls and procedures were effective.

Changes in Internal Control. During the twelve weeks ended September 19, 2007, there were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities and Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the course of discovery, but prior to a motion for certification of a class, the parties reached a settlement of this action in mediation in late February 2007. The settlement received preliminary court approval on September 12, 2007. While the Company is currently not able to predict the outcome of this action, the Company estimates that should the court provide final approval of the settlement, the Company will pay approximately $7.2 million to resolve this matter. This amount has been recorded in the Company’s accrued litigation reserve and is included in “Accrued Liabilities” in the Company’s accompanying Consolidated Balance Sheets and “Loss on Litigation Settlement” in the Company’s Consolidated Statements of Operations. Also included in the Loss on Litigation Settlement is approximately $0.4 million in attorney fees paid to the Company’s external counsel for services rendered through June 27, 2007 specifically related to negotiating the settlement.

In June 2006, a lawsuit was filed in the Berkeley County (West Virginia) circuit court on behalf of three plaintiffs alleging wage and hour violations similar to the Tennessee collective-action case discussed in the preceding paragraph. This case seeks class-action status, but pertains only to West Virginia employees who worked for Ryan’s during the five years ending July 2006. In July 2006, Company removed the lawsuit to the United States District Court for the Northern District of West Virginia. In February 2007, the Court denied Plaintiffs motion to remand the matter back to West Virginia state court. The plaintiffs seek compensatory damages, penalties, restitution of unpaid wages and deductions, pre-judgment interest, costs of suit and reasonable attorneys’ fees. The complaint does not make a specific monetary demand. This action is in a preliminary stage, and the Company is currently not able to predict the outcome of this action or reasonably estimate a range of possible loss. The Company is vigorously defending this action.

We are also involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of those matters will not have a material adverse effect on our consolidated financial position or the results of operations.

ITEM 1A. RISK FACTORS

Risks Relating to Our Business

For a more detailed discussion of risk factors affecting the Company's business, please also refer to the section entitled “Risk Factors / Forward Looking Statements” in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 25, 2007.

Our credit facility contains financial covenants. If we are unable to comply with these covenants, our liquidity could be adversely affected.

Our credit facility contains financial covenants, including requirements that we maintain:

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

We continuously monitor compliance with the financial covenants in our Credit Facility and, as of September 19, 2007, were in compliance with these covenants. Depending on our future results we may breach these covenants at the end of our next fiscal quarter or in subsequent quarters, especially in light of the fact that as of September 20, 2007, the maximum leverage ratio we are required to maintain under our Credit Facility decreased to 5.75 to 1.00 from 6.00 to 1.00. We have initiated discussions with the lenders under our Credit Facility to amend or waive the financial covenants. However, no assurance can be given that we will be able to secure any such waiver or amendment on acceptable terms. Failure to obtain a waiver on acceptable terms could have a material adverse effect on the Company.

If we were unsuccessful in obtaining a waiver of or an amendment to our financial covenants and an event of default were to occur under our Credit Facility, the lenders under our Credit Facility may be able to terminate any commitments they had made to supply us with further funds, including not permitting us to borrow under our existing revolving Credit Facility and not permitting us to issue letters of credit, which would adversely affect our liquidity. In addition, subject to certain cure periods, the occurrence of an event of default may allow the lenders to accelerate the repayment of amounts outstanding under our Credit Facility. Also, if the lenders were to accelerate indebtedness under our Credit Facility and such payment were not made, it would cause an event of default to occur under the indenture governing our 12 ½% Senior Notes.

ITEM 6. EXHIBITS

See Index to Exhibits on page 39 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUFFETS HOLDINGS, INC.

Date: November 5, 2007	By:	/s/ R. Michael Andrews, Jr.
R. Michael Andrews, Jr. Chief Executive Officer (Principal Executive Officer)

By:	/s/ A. Keith Wall
A. Keith Wall Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.