Form 10-K/A
period 2007-06-27
BUFFETS HOLDINGS, INC.
filed 2008-03-31
CIK 1292731

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1 to Form 10-K)

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

The aggregate market value of voting and non-voting stock common stock held by non-affiliates of the registrant as of June 27, 2007 was $0.

The number of shares of Buffets Holdings, Inc. common stock outstanding as of March 31, 2008 was 3,104,510.

RESTATEMENT

This Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to the Company’s Annual Report on Form 10-K for the year ended June 27, 2007, initially filed with the Securities Exchange Commission (the “SEC”) on September 25, 2007, (the “Original Filing”) reflects a restatement of the consolidated financial statements of Buffets Holdings, Inc. and its subsidiaries for the years ended June 28, 2006 and June 27, 2007, as discussed in Note 20 to the consolidated financial statements. The determination to restate these financial statements and other financial information was made as a result of management’s identification of tax accounting errors surrounding the merger with Ryan’s Restaurant Group, Inc. on November 1, 2006 (the “Merger”), as well as errors in the Company’s deferred tax balances and related valuation allowance and classification of income tax refund receivables. The adjustments totaled $1.2 million for the year ended June 28, 2006 and increased the Company’s net loss to $6.0 million from $4.8 million as originally reported, and totaled $11.2 million for the year ended June 27, 2007 and increased the Company’s net loss to $116.7 million from $105.5 million as originally reported. The above stated adjustments had no effect on the Company’s cash and cash equivalents balance maintained as of June 28, 2006 and June 27, 2007. See Note 20 to the consolidated financial statements for further information on the restatement adjustments.

This Form 10-K/A amends and restates Items 6, 7, 8 and 9A of Part II of the Original Filing. No attempt has been made in this Form 10-K/A to modify or update other disclosures presented in the original report on Form 10-K, except as required to reflect the effects of the restatement, and the addition of Note 21 - “Subsequent Events.” This Form 10-K/A does not reflect events after the filing of the Form 10-K or modify or update those disclosures, including the exhibits to the Form 10-K affected by subsequent events, except as stated above. Information not affected by the restatement is unchanged and reflects the disclosure made at the time of the original filing of the Form 10-K on September 25, 2007. Accordingly, this Form 10-K/A should be read in conjunction with Part I -Items 1, 1A, 1B, 2, 3, and 4, Part II - Items 5, 7A, 9, 9A and 9B and Part III - Items 10, 11, 12, 13 of the original Form 10-K which were not amended in this Form 10-K/A.

In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to include an updated consent of the Company’s independent registered public accounting firm and currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

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

On December 29, 2005, Buffets Holdings entered into a contribution agreement with Caxton-Iseman Investments, L.P., Sentinel Capital Partners II, L.P., members of Buffets Holdings senior management and Buffets Restaurants Holdings, Inc. (“Buffets Restaurants Holdings”), a newly formed corporation (the “Contribution Agreement”). In accordance with the Contribution Agreement, holders of 100% of Buffets Holdings’ outstanding common stock contributed their shares of common stock of Buffets Holdings to Buffets Restaurants Holdings in exchange for proportional amounts of Buffets Restaurants Holdings common stock. As a result, Buffets Holdings is now a wholly-owned subsidiary of Buffets Restaurants Holdings. Concurrently with its formation, Buffets Restaurants Holdings entered into option agreements with two of the largest groups of holders of Buffets Holdings 13 7/8% senior discount notes, pursuant to which Buffets Restaurants Holdings was granted the option, for a period of one year, to purchase all of the 13 7/8% senior discount notes held by the groups of holders on the date of the agreement. In connection with the Ryan’s acquisition, the Company repurchased all of these outstanding notes. See Note 9 - “Long-Term Debt” to the accompanying consolidated financial statements for additional information about merger related refinancing.

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

At the effective time of the Merger, each issued and outstanding share of Ryan’s common stock, par value $1.00 per share, was canceled and automatically converted into the right to receive $16.25 in cash, without interest. Also, at the effective time of the Merger, each outstanding option to purchase Ryan’s common stock (all of which had vested or vested as a consequence of the Merger) was canceled and automatically converted into the right to receive the excess, if any, of $16.25 over the option exercise price. See Note 10 - “Acquisitions” to the accompanying consolidated financial statements for additional information on the Merger.

In June 2007, the Company developed a plan to sell its Tahoe Joe’s Famous Steakhouse® restaurants. The restaurants are being actively marketed to specific parties and management expects a sale to occur within the next fiscal year. As a result, we have revised the financial statements for all periods presented to show certain account balances and related activity related to the Tahoe Joe’s restaurants as discontinued operations. See Note 11 - “Discontinued Operations” in our accompanying consolidated financial statements for additional information on the account balances and related activity reclassified.

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

Each steak-buffet restaurant General Manager reports to an Area Director, or Senior Area Director, who in turn reports to a Regional Vice President. Each Buffets brand Regional Vice President reports to our Executive Vice President of Operations - Buffets brands and each Ryan’s brand Regional Vice President reports to our Executive Vice President of Operations - Ryan’s brands. Our Tahoe Joe’s Famous Steakhouse® restaurants are operated by the company’s wholly-owned subsidiary Tahoe Joe’s, Inc. The divisional President overseeing Tahoe Joe’s reports to our Chief Executive Officer.

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

Among our major third party suppliers, as of fiscal year-end 2007 one supplier provided approximately 75% of the food products used in our restaurants. If this supplier is unable to perform its agreements with us, if the agreements with this supplier are suddenly and unexpectedly terminated or if the terms by which we purchase products from this supplier are significantly amended in a manner adverse to us, supply costs could increase and disruptions in distribution could occur during the transition to other food suppliers, which could have an adverse affect on our business, liquidity and results of operations.

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

We have benefited from certain cost savings and other financial and operating synergies as a result of our acquisition of Ryan’s and remain hopeful that further savings can be realized. However, we cannot predict whether these cost savings and benefits will continue or the extent to which further anticipated savings will be achieved, if at all. Additionally, the successful integration of Ryan’s will depend primarily on our ability to manage the operations of the combined company, which will require our management to devote a significant amount of time to such integration. A prolonged diversion of management’s attention and any delays or difficulties encountered in connection with the integration of Ryan’s business or realization of material expected synergies could hurt our business, results of operations and financial condition.

We may also be subject to unexpected claims and liabilities arising from the acquisition of Ryan’s. These claims and liabilities could be costly to defend and could be material in amount, which could have an adverse impact on our business, results of operations and financial condition.

Complaints or litigation may hurt us.

We are from time to time subject to employee claims alleging injuries, wage and hour violations, discrimination, harassment or wrongful termination, as well as customer and third party claims. In recent years, a number of restaurant companies have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state law regarding workplace, employment and similar matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Currently, we are the subject of several collective-action lawsuits, including those related to Ryan’s pre-acquisition, that are described in Note 17 - “Commitments and Contingencies” to our accompanying consolidated financial statements. Regardless of whether any claims against us are valid or whether we are ultimately determined to be liable, claims may be expensive to defend and may divert time and money away from our operations and hurt our financial performance. A significant judgment for any claim(s) could materially adversely affect our financial condition or results of operations.

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

We have substantial debt service obligations. As of June 27, 2007, our long-term debt was $822.1 million and our shareholders’ deficit was $201.1 million (restated). We may also incur additional debt in the future, subject to certain limitations contained in our debt agreements.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Restaurant Locations

Our 632 steak-buffet restaurants are located in both urban and suburban areas in a variety of strip shopping centers, malls and freestanding buildings. We lease all of our 216 restaurant locations located in strip shopping centers and malls. These restaurants are operated in company-funded leasehold improvements located on leased land or in facilities where we lease both the underlying land and the leasehold improvements. Of the remaining 416 restaurants located in freestanding buildings, we own the building and land for 24 of the restaurants. In addition, we own land parcels for future development of restaurants or for sale to third parties.

Our leases are generally for ten to twenty-year terms, with two to four options exercisable at our discretion to renew for a period of five years each. The leases provide for rent to be paid on a monthly basis.

As of June 27, 2007, we and our franchisees operated 660 locations as follows:

State	Number of Company-Operated Restaurants	Number of Franchised Restaurants	Total Number of Restaurants
Alabama	21	—	21
Arizona	5	8	13
Arkansas	10	—	10
California	88	1	89
Colorado	12	1	13
Connecticut	6	—	6
Delaware	1	—	1
Florida	5	—	5
Georgia	38	—	38
Idaho	1	—	1
Illinois	40	—	40
Indiana	20	—	20
Iowa	4	—	4
Kansas	6	—	6
Kentucky	15	—	15
Louisiana	19	—	19
Maine	1	—	1
Maryland	9	—	9
Massachusetts	9	—	9
Michigan	26	—	26
Minnesota	15	—	15
Mississippi	12	—	12
Missouri	28	—	28
Nebraska	—	3	3
New Jersey	8	—	8
New Mexico	—	2	2
New York	15	—	15
North Carolina	21	—	21
Ohio	23	—	23
Oklahoma	7	—	7
Oregon	8	—	8
Pennsylvania	27	—	27
Rhode Island	1	—	1
South Carolina	33	—	33
Tennessee	26	—	26
Texas	22	—	22
Utah	—	2	2
Virginia	15	—	15
Washington	16	—	16
West Virginia	6	—	6
Wisconsin	12	—	12
Wyoming	1	1	2
Total steak-buffet restaurants	632	18	650
Tahoe Joe’s restaurants (1)	10	—	10
Total	642	18	660

(1)	These restaurants are currently for sale and related activity has been reclassified to discontinued operations in the accompanying consolidated financial statements.

Our corporate headquarters is a leased facility located in Eagan, Minnesota.

The following table sets forth information concerning our owned property:

Location	Acres	Use and Ownership
Anderson, SC	2.40	Buffet restaurant property owned by Ryan’s Restaurant Group, Inc.
Riverdale, GA	1.42	Buffet restaurant property owned by Ryan’s Restaurant Group, Inc.
Shively, KY	2.66	Buffet restaurant property owned by Ryan’s Restaurant Group, Inc.
Anniston, AL	1.71	Buffet restaurant property owned by Ryan’s Restaurant Group, Inc.
Kettering, OH	2.10	Buffet restaurant property owned by Ryan’s Restaurant Group, Inc.
Indianapolis, IN	1.03	Buffet restaurant property owned by Ryan’s Restaurant Group, Inc.
Toledo, OH	5.77	Buffet restaurant property owned by Ryan’s Restaurant Group, Inc.
Lexington, KY	3.55	Buffet restaurant property owned by Ryan’s Restaurant Group, Inc.
Battle Creek, MI	2.76	Buffet restaurant property owned by Ryan’s Restaurant Group, Inc.
Wichita, KS	3.17	Buffet restaurant property owned by Ryan’s Restaurant Group, Inc.
Bradley, IL	3.17	Buffet restaurant property owned by Ryan’s Restaurant Group, Inc.
Columbus, OH	2.95	Buffet restaurant property owned by Ryan’s Restaurant Group, Inc.
Middletown, OH	2.48	Buffet restaurant property owned by Ryan’s Restaurant Group, Inc.
Houston, TX	2.66	Buffet restaurant property owned by Ryan’s Restaurant Group, Inc.
Florence, KY	2.65	Buffet restaurant property owned by Ryan’s Restaurant Group, Inc.
Gulfport, MS	3.57	Buffet restaurant property owned by Ryan’s Restaurant Group, Inc.
Baytown, TX	2.45	Buffet restaurant property owned by Ryan’s Restaurant Group, Inc.
San Antonio, TX	3.00	Buffet restaurant property owned by Ryan’s Restaurant Group, Inc.
Independence, MO	2.20	Buffet restaurant property owned by Ryan’s Restaurant Group, Inc.
Kokomo, IN	3.01	Buffet restaurant property owned by Ryan’s Restaurant Group, Inc.
Lynchburg, VA	4.36	Buffet restaurant property owned by Ryan’s Restaurant Group, Inc.
Richmond, IN	4.00	Buffet restaurant property owned by Ryan’s Restaurant Group, Inc.
Thomasville, AL	2.65	Buffet restaurant property owned by Ryan’s Restaurant Group, Inc.
Laurens, SC	5.23	Buffet restaurant property owned by Ryan’s Restaurant Group, Inc.
Lincolnton, NC	4.01	Buffet restaurant property owned by Ryan’s Restaurant Group, Inc.
Sikeston, MO	1.60	Buffet restaurant property owned by Ryan’s Restaurant Group, Inc.
Bellefontaine, OH	2.50	Buffet restaurant property owned by Ryan’s Restaurant Group, Inc.
Shelby, NC	3.10	Buffet restaurant property owned by Ryan’s Restaurant Group, Inc.
Natchez, MS	2.17	Buffet restaurant property owned by Ryan’s Restaurant Group, Inc.
Union City, TN	2.55	Buffet restaurant property owned by Ryan’s Restaurant Group, Inc.
Thomson, GA	2.26	Buffet restaurant property owned by Ryan’s Restaurant Group, Inc.
Findlay, OH	2.42	Buffet restaurant property owned by Ryan’s Restaurant Group, Inc.
Sterling, IL	2.28	Buffet restaurant property owned by Ryan’s Restaurant Group, Inc.
Jacksonville, NC	1.96	Buffet restaurant property owned by Ryan’s Restaurant Group, Inc.
Lovejoy, GA	3.40	Buffet restaurant property owned by Ryan’s Restaurant Group, Inc.
Columbia, SC	1.12	Buffet restaurant property owned by Ryan’s Restaurant Group, Inc.
Rock Hill, SC	1.74	Buffet restaurant property owned by Ryan’s Restaurant Group, Inc.
Bossier City, LA	2.37	Buffet restaurant property owned by Ryan’s Restaurant Group, Inc.
Tomball, TX	1.51	Land owned by Ryan’s Restaurant Group, Inc.
Freeport, IL	2.15	Land owned by Ryan’s Restaurant Group, Inc.
S. Boston, VA	2.21	Land owned by Ryan’s Restaurant Group, Inc.
Niles, OH	2.29	Land owned by Ryan’s Restaurant Group, Inc.
Rocky Mount, NC	2.50	Land owned by Ryan’s Restaurant Group, Inc.
Weatherford, TX	2.54	Land owned by Ryan’s Restaurant Group, Inc.
Rockingham, NC	2.78	Land owned by Ryan’s Restaurant Group, Inc.
Greer, SC	23.15	Land owned by Ryan’s Restaurant Group, Inc.
Greer, SC	17.85	Corporate building owned by Ryan’s Restaurant Group, Inc.
Marshfield, Wisconsin	5.04	Cabinet shop owned by OCB Restaurant Company, LLC.

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

During the course of discovery, but prior to a motion for certification of a class, the parties reached a settlement of this action in mediation in late February 2007. The settlement received preliminary court approval on September 12, 2007. While the Company is currently not able to predict the outcome of this action, the Company estimates that, should the court provide final approval of the settlement, the Company will pay approximately $7.2 million to resolve this matter. This amount has been recorded in the Company’s accrued litigation reserve and is included in “Accrued Liabilities” in the Company’s accompanying Consolidated Balance Sheets as of June 27, 2007 and “Loss on Litigation Settlement” in the Company’s fiscal 2007 Consolidated Statements of Operations. Also included in the Loss on Litigation Settlement is approximately $0.4 million in attorney fees paid to the Company’s external counsel for services rendered through June 27, 2007 specifically related to negotiating the settlement.

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

On August 29, 2007, the Greenville County, South Carolina Circuit Court overseeing the 2006 putative shareholder class action - Marjorie Fretwell v. Ryan’s Restaurant Group, Inc. - entered a final order approving the consensual settlement agreement between the parties, as previously disclosed.

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

ITEM 6. SELECTED FINANCIAL DATA

				As Restated - See Note 20	As Restated - See Note 20
	Fiscal Year Ended July 2, 2003 (5)	Fiscal Year Ended June 30, 2004 (5)	Fiscal Year Ended June 29, 2005 (5)	Fiscal Year Ended June 28, 2006 (5)(6)	Fiscal Year Ended June 27, 2007 (3)(4)(5)(6)
	(Dollars in thousands, except average guest check and average weekly sales)
Operating Data:
Restaurant sales	$955,844	$912,149	$891,208	$928,624	$1,387,489
Restaurant costs:
Food	301,386	296,039	294,548	316,040	480,686
Labor	304,555	277,823	267,630	263,879	414,466
Direct and occupancy	218,410	210,375	212,307	220,714	353,608
Total restaurant costs	824,351	784,237	774,485	800,633	1,248,760
Advertising expenses	28,570	25,906	24,166	30,637	33,896
General and administrative expenses	43,543	41,058	41,906	42,077	60,405
Shareholders’ rights repurchase	—	—	—	757	—
Closed restaurant costs	645	1,085	2,909	6,023	3,822
Merger integration costs	—	—	—	—	10,938
Impairment of assets	4,803	1,878	3,609	5,964	415
Gain on sale of Original Roadhouse Grill restaurants	(7,088)	—	—	—	—
Loss on litigation settlement	—	—	—	—	7,641
Loss on sale leaseback transactions	5,856	—	—	—	2,498
Financing-related compensation expenses	—	2,240	—	—	—
Operating income	$55,164	$55,745	$44,133	$42,533	$19,114
Net income (loss) from continuing operations	10,886	6,935	(3,933)	(8,050)	(117,604)
Net income from discontinued operations, net of tax	1,041	1,035	1,749	2,077	863
Net income (loss)	$11,927	$7,970	$(2,184)	$(5,973)	$(116,741)
Cash Flow and Other Financial Data:
Capital expenditures	$25,722	$33,007	$29,131	$31,346	$40,875
Depreciation and amortization	36,885	33,807	32,247	32,067	40,836
Cash flow from operating activities	57,656	50,490	52,675	49,305	5,969
Cash flow from (used in) investing activities	26,662	(28,383)	(28,471)	(32,722)	(180,608)
Cash flow from (used in) financing activities	(76,825)	(11,890)	(29,614)	(17,026)	159,090
Balance Sheet Data (at end of period)
Total assets	$552,986	$567,531	$545,023	$537,412	$961,069
Total long-term debt (1)	421,122	498,339	466,194	462,514	828,675
Supplemental Data (2):
Number of company-owned steak-buffet restaurants (at end of period)	364	352	345	329	632
Buffet brands:
Same store average guest check	$6.82	$7.02	$7.20	$7.70	$7.91
Average weekly sales	$48,078	$49,412	$49,597	$52,838	$53,290
Same store sales change	(4.4)%	1.2%	(0.7)%	4.8%	(0.7)%
Ryan’s brands:
Same store average guest check	$—	$—	$—	$—	$8.41
Average weekly sales	$—	$—	$—	$—	$44,458
Same store sales change	—	—	—	—	(6.3)%

(1)	Total debt represents the amount of our long-term debt, including current maturities.

(2)	Reflects data relating to all of our company-owned restaurants.

(3)
Includes activity of Ryan’s Restaurant Group, Inc. from November 1, 2006, the date of acquisition, to the end of the fiscal year. For further discussion of the acquisition, see Note 10 - “Acquisitions” to our accompanying consolidated financial statements.

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

(5)	Results have been adjusted to reflect the reclassification of certain Tahoe Joe’s activity to discontinued operations.

(6)	See Note 20 - “Restatement” to the consolidated financial statements for restatement information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following management’s discussion and analysis gives effect to the restatements discussed in Note 20 to the consolidated financial statements. You should read the following discussion in conjunction with “Selected Financial Data” and our consolidated financial statements and related notes included elsewhere in this report. Some of the statements in the following discussion are forward-looking statements. See “Risk Factors/Forward-Looking Statements.”

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

In conjunction with the Merger, Buffets refinanced its outstanding indebtedness by:

•
securing a new $640.0 million senior secured credit agreement (the “Credit Facility”) comprised of (i) a $530.0 million senior secured term loan facility (the “Term Facility”), (ii) a $40.0 million senior secured revolving credit facility (the “Revolving Facility”), and (iii) a $70.0 million senior secured pre-funded synthetic letter of credit facility (see Note 9 - “Long-Term Debt” to the accompanying consolidated financial statements for details regarding the subsequent conversion of this facility to a synthetic revolving facility), and

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

In the Sale Leaseback Transaction, Buffets and Ryan’s, as applicable, conveyed the land (or, in certain cases, underlying ground leases) and related improvements with respect to those properties to the buyer/lessor, and simultaneously leased those properties back pursuant to unitary and individual leases, each for an initial lease term of approximately twenty years, with four renewal terms of five years, except with respect to ground lease sites. The purchase price for the portfolio of sale leaseback properties was approximately $566.8 million. The annual net rent payable under the leases is equal to the purchase price multiplied by a 10.15% cap rate, subject to annual increases of two times the Consumer Price Index, as defined therein, (but in no event greater than 2%), and, if the term of the leases are renewed, subject to further increases during some of the renewal terms based upon the then current fair market rental value. See Note 5 - “Property and Equipment” to the accompanying consolidated financial statements for further discussion of the Sale Leaseback Transaction.

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

We closed eleven underperforming restaurants in fiscal year 2007 and incurred cash charges related to these restaurant closures of approximately $1.7 million. These charges included approximately $1.1 million related to lease termination costs and obligations, $0.2 million related to employee termination costs and $0.4 million related to other associated costs. Non-cash charges related to these closures were approximately $0.4 million. These charges were expensed as incurred pursuant to SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, and are recorded in “Closed Restaurant Costs” in the accompanying Consolidated Statements of Operations. In addition, we closed eighteen Ryan’s® restaurants and three Fire Mountain® restaurants between November 1, 2006 (acquisition date) and June 27, 2007. Charges related to these 21 restaurants were charged to goodwill pursuant to EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. See Note 10 — “Acquisitions” to our accompanying consolidated financial statements for further discussion of our merger with Ryan’s.

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

Gift Cards

We sell plastic gift cards and paper gift certificates to our customers. Proceeds from the sale of gift cards/certificates are initially recorded as a liability when received. Revenues from the sale of gift cards/certificates at our restaurants are recognized upon redemption. In estimating the related gift card/certificate liability, we analyze historical trends to derive our estimates of future gift card/certificate redemption patterns. The assumptions and activity are closely monitored for changes in escheatment laws and redemption patterns. We adjust our gift card/certificate liability based on historical and expected non-redemption trends. These adjustments are classified within “Direct and Occupancy Costs” in our accompanying Consolidated Statements of Operations. Our gift card/certificate liability was $4.0 million and $5.4 million, of which approximately $1.2 and $1.1 million was related to the Tahoe Joe’s restaurants and was reclassified as discontinued operations in the accompanying Consolidated Balance Sheets as of June 28, 2006 and June 27, 2007, respectively.

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

Results of Operations

The following discussion reflects our historical results for the fiscal years ended June 29, 2005, June 28, 2006 and June 27, 2007. Our operating results include the impact of Ryan’s operations and the impact of the related refinancing of our indebtedness and Ryan’s indebtedness for the period November 1, 2006 ( the acquisition date) through June 27, 2007, but exclude the impact of Ryan’s operations and related refinancing for the fiscal years ended June 29, 2005 and June 28, 2006. Our future results may not be consistent with our historical results. The following discussion should be read in conjunction with our restated consolidated financial statements and related notes included elsewhere in this report.

Fiscal Year 2007 compared to Fiscal Year 2006

	Year Ended
	June 28, 2006	June 27, 2007
	(Dollars in thousands)
Significant items that impacted results of operations:
Credit card claim settlement (1)	$(715)	$—
Shareholders’ rights repurchase (2)	757	—
Closed restaurant costs (3)	6,023	3,822
Impairment of assets (4)	5,964	415
Loss related to refinancing (5)	647	41,134
Merger integration costs (6)	—	10,938
Loss on sale leaseback transactions (7)	—	2,498
Loss on litigation settlement (8)	—	7,641

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

(3)
Closed restaurant costs were $3.8 million for fiscal 2007 as compared to $6.0 million for fiscal 2006. The decrease was in large part due to the closure of eleven under performing Old Country Buffet ® and HomeTown Buffet® restaurants in fiscal 2007 compared with nineteen store closures in fiscal 2006. During fiscal 2007, we incurred cash charges related to these store closures of approximately $1.7 million. These charges included approximately $1.1 million related to lease termination costs and obligations, $0.2 million related to employee termination costs and obligations, and $0.4 million related to other associated costs. In addition, non-cash charges related to these closures were approximately $0.4 million. The remaining charges of approximately $1.7 million relate to changes in reserve estimates related to previously closed stores, terminations of sublease agreements and other related costs. In addition, we closed eighteen Ryan’s® restaurants and three Fire Mountain® restaurants between November 1, 2006 (acquisition date) and June 27, 2007. Charges related to these 21 restaurants were charged to goodwill pursuant to EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. See Note 10 — “Acquisitions” to our accompanying consolidated financial statements for further discussion of our merger with Ryan’s.

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

(5)
Effective as of July 28, 2005, we entered into an amendment to our prior credit facility. In connection with this amendment, we incurred $0.6 million in transaction fees during the first quarter of fiscal 2006. On November 1, 2006, due to the merger with Ryan’s, we refinanced our long-term debt. In connection with this refinancing, we wrote off approximately $31.6 million of cumulative debt discount related to Buffets senior subordinated notes and Buffets Holdings senior discount notes and approximately $8.7 million of debt issuance costs related to the predecessor credit facility, senior subordinated notes and senior discount notes. The remaining charges represent transaction fees, including $0.8 million incurred in conjunction with an amendment to our credit facility in March 2007. See “Liquidity and Capital Resources” elsewhere in this report for further details regarding this amendment.

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

The following table sets forth our results of operations based on the percentage relationship of the items listed to our restaurant sales during the periods shown:

	Year Ended June 28, 2006		Year Ended June 27 2007
	(Dollars in thousands)
Restaurant sales	$928,624	100.0%	$1,387,489	100.0%
Restaurant costs:
Food	316,040	34.0	480,686	34.6
Labor	263,879	28.4	414,466	29.9
Direct and occupancy	220,714	23.8	353,608	25.5
Total restaurant costs	800,633	86.2	1,248,760	90.0
Advertising expenses	30,637	3.3	33,896	2.4
General and administrative expenses	42,077	4.5	60,405	4.4
Shareholders’ rights repurchase	757	0.1	—	0.0
Closed restaurant costs	6,023	0.6	3,822	0.3
Impairment of assets	5,964	0.6	415	0.0
Merger integration costs	—	0.0	10,938	0.8
Loss on sale leaseback transactions	—	0.0	2,498	0.2
Loss on litigation settlement	—	0.0	7,641	0.6
Operating income	42,533	4.6	19,114	1.4
Interest expense	52,242	5.6	79,664	5.7
Interest income	(375)	(0.0)	(215)	(0.0)
Loss related to refinancing	647	0.1	41,134	3.0
Other income	(994)	(0.1)	(936)	(0.1)
Loss before income taxes	(8,987)	(1.0)	(100,533)	(7.2)
Income tax (benefit) expense	(937)	(0.1)	17,071	1.2
Net loss from continuing operations	(8,050)	(0.9)	(117,604)	(8.5)
Income from discontinued operations, net of tax of $1,396 and $579 in 2006 and 2007, respectively	2,077	0.2	863	0.1
Net loss	$(5,973)	(0.6)	$(116,741)	(8.4)

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

Restaurant Costs. Restaurant costs for fiscal 2007 increased $448.1 million or 56.0% primarily due to the merger with Ryan’s. Restaurant costs as a percentage of sales increased 380 basis points compared to the prior year. Excluding the restaurants acquired in the merger with Ryan’s, restaurant costs increased 220 basis points as a percentage of sales for the same time period.

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

Income Taxes. Income tax (benefit)/expense increased 110 basis points as a percentage of sales for fiscal 2007 compared to fiscal 2006. This increase is largely attributable to a $45.5 million tax valuation allowance recorded against our deferred tax assets due to the large increase in loss before income taxes in fiscal 2007. Net deferred tax assets were $48.5 million, after adjusting for non-amortizing deferred tax liabilities related to Ryan’s intangible assets. The $45.5 million tax valuation allowance was derived by reducing the net deferred tax assets of $48.5 million by $3.0 million related to the expected deferred tax asset utilization from the proposed sale of our Tahoe Joe’s restaurants.

The decrease in the effective tax rate was primarily due to the $45.5 million charge to establish the tax valuation allowance discussed above. This increase in tax expense has a decremental impact on the effective tax rate relative to the statutory rate given our tax position reflected in our fiscal 2007 Consolidated Statement of Operations of net tax expense recognized on large pre-tax losses. The impact of this valuation allowance charge was offset in part by an increase in income tax benefit, principally due to the large increase in loss before income taxes and the favorable impact in the current fiscal year of repurchasing our outstanding 13 7/8% senior discount notes on November 1, 2006, as compared to the unfavorable historical impact of the non-deductible portion of the interest on these notes. The $45.5 million charge was further offset by the impact of general business credits, primarily related to the renewal of WOTC and other related tax credits by the U.S. Congress during our third fiscal quarter. As such, the effective tax rate applied to our pretax loss for fiscal 2007 includes a cumulative catch-up on the backlog of credits that were on hold until the extension of the tax statute was signed into law. These favorable items offsetting the valuation allowance charge had an incremental impact on the effective tax rate in the current fiscal year given our tax position of net tax expense recognized on large pre-tax losses.

Fiscal Year 2006 compared to Fiscal Year 2005

	Year Ended
	June 29, 2005	June 28, 2006
	(Dollars in thousands)
Significant items that impacted results of operations:
Credit card claim settlement (1)	$—	$(715)
Shareholders’ rights repurchase (2)	—	757
Closed restaurant costs (3)	2,909	6,023
Impairment of assets (4)	3,609	5,964
Loss related to refinancing (5)	856	647
Loss related to early extinguishment of debt (6)	1,923	—

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

The following table sets forth our results of operations based on the percentage relationship of the items listed to our restaurant sales during the periods shown:

	Year Ended June 29, 2005		Year Ended June 28, 2006
	(Dollars in thousands)
Restaurant sales	$891,208	100.0%	$928,624	100.0%
Restaurant costs:
Food	294,548	33.1	316,040	34.0
Labor	267,630	30.0	263,879	28.4
Direct and occupancy	212,307	23.8	220,714	23.8
Total restaurant costs	774,485	86.9	800,633	86.2
Advertising expenses	24,166	2.7	30,637	3.3
General and administrative expenses	41,906	4.7	42,077	4.5
Shareholders’ rights repurchase	—	—	757	0.1
Closed restaurant costs	2,909	0.3	6,023	0.6
Impairment of assets	3,609	0.4	5,964	0.6
Operating income	44,133	5.0	42,533	4.6
Interest expense	48,100	5.4	52,242	5.6
Interest income	(515)	(0.1)	(375)	(0.0)
Loss related to refinancing	856	0.1	647	0.1
Loss related to early extinguishment of debt	1,923	0.2	—	—
Other income	(935)	(0.1)	(994)	(0.1)
Loss before income taxes	(5,296)	(0.6)	(8,987)	(1.0)
Income tax benefit	(1,363)	(0.2)	(937)	(0.1)
Net loss from continuing operations	(3,933)	(0.4)	(8,050)	(0.9)
Income from discontinued operations, net of tax of $1,176 and $1,396 for 2005 and 2006, respectively	1,749	0.2	2,077	0.2
Net loss	$(2,184)	(0.2)	$(5,973)	(0.6)

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

Income Taxes. Income tax benefit decreased 0.1% as a percentage of sales for fiscal 2006 versus fiscal 2005 principally due to an increase in loss before income taxes as well as an increase in the effective tax rate. The change in the effective rate of 5.1% for fiscal 2006 compared with 7.9% for the prior year was largely attributable to the impact of stable tax credits on declining pre-tax income. The variance between the effective tax rate and the statutory tax rate was largely attributable to the non-deductibility of a portion of the interest on our 13 7/8% senior discount notes. The increase in the accreted interest related to these notes caused the non-deductible portion of this interest to have a greater impact on the effective rate. In addition, the cumulative impacts of the conversion of one of our subsidiaries to a limited liability company (LLC) in the second quarter and the non-deductibility of the costs related to the repurchase of certain rights associated with shares of common stock previously held by former management shareholders who separated from us during the third quarter of fiscal 2006 increased tax (benefit) expense. Effective September 22, 2005, OCB Restaurant Co. was converted to OCB Restaurant Company, LLC. In conjunction with this LLC conversion, we recognized a cumulative charge of $368,000 to restate the carrying value of our deferred tax assets, to reflect a lower expected future tax rate. In conjunction with the shareholder rights repurchases, we recognized an income tax charge of $268,000. These increases in tax expense have a decremental impact on the effective tax rate relative to the statutory rate given our tax position of net tax benefits on pre-tax losses.

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

Operating Activities. Net cash provided by operating activities in fiscal years 2007, 2006 and 2005 was $6.0 million, $49.3 million and $52.7 million, respectively. The overall decline in 2007 net cash provided by operating activities is primarily attributable to a $24.1 million increase in cash payments for interest, a $27.7 million increase in cash payments for income taxes and $10.9 million in non-capitalizable merger integration costs related to the merger with Ryan’s. Net cash provided by operating activities exceeded net loss for fiscal 2007 principally due to the effect of noncash depreciation and amortization, write-off of debt issuance costs, premiums expensed on our debt refinancing, accretion of original issue discount, the collection of a long term deposit of $10.0 million, and the liquidation of company owned life insurance contracts of $4.8 million. Net cash provided by operating activities exceeded net loss for fiscal 2006 principally due to the effect of noncash depreciation and amortization, accretion of original issue discount, and loss related to the impairment of assets.

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

Financing Activities. Net cash provided by financing activities in fiscal year 2007, was $159.1 million and net cash used in financing activities in fiscal years 2006 and 2005 was $17.0 million and $29.6 million, respectively. During fiscal 2007, financing activities consisted primarily of borrowings of $543.0 million under our term loan and revolving facilities and the issuance by Buffets of $300.0 million of its 12 1/2% Senior Notes, offset in part by $183.4 million of term loan repayments, $180.8 million for the repurchase of Buffets 11 1/4% senior subordinated notes, $105.3 million for the repurchase of Buffets Holdings 13 7/8% senior discount notes, and $145.0 million for the repayment of Ryan’s notes payable. In addition, we incurred $32.6 million in debt refinancing premiums and $36.9 million of debt issuance costs related to the refinancing of our credit facility and the issuance of our 12 1/2% senior notes. During fiscal 2006, financing activities primarily consisted of accelerated debt payments.

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

The borrowings due under the Term Facility are payable in equal quarterly installments in an annual amount equal to 1% of the term loan during each of the first six and a half years of the loan, with the remaining balance payable due on November 1, 2013. The Revolving Facility and the Synthetic Revolving Facility are not subject to interim scheduled principal payments. The Credit Facility is fully and unconditionally guaranteed by Buffets Holdings, which has no independent assets or operations except for the capital stock of Buffets, and its existing and future domestic subsidiaries and is secured by substantially all of the Company’s assets. The Credit Facility contains customary restrictive covenants, including limitations on dividends on, and redemptions and repurchases of, capital stock, liens and sale leaseback transactions, loans and investments, the incurrence of additional indebtedness and mergers, acquisitions and asset sales. In addition, the Credit Facility contains financial covenants, which require that we maintain a minimum interest coverage ratio and a maximum leverage ratio. These financial covenants become increasingly restrictive over time. Specifically, on September 20, 2007, our leverage ratio requirement becomes more restrictive as the current leverage ratio of 6.00 to 1.00 drops to 5.75 to 1.00. As of June 27, 2007, there were no events of default and we were in compliance with all covenants. The Credit Facility also contains customary events of default. Borrowing availability under the Credit Facility and our ability to continue to issue letters of credit depends on there being no default or event of default under the Credit Facility and upon our continued compliance with the restrictive and financial covenants contained in the Credit Facility. For further discussion on these covenants, see “Item 1.A. Risk Factors/Forward Looking Statements — Risks related to our substantial Indebtedness and Other Liabilities.”

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

Contractual Obligations

The following table provides aggregate information about our material contractual payment obligations and the fiscal year in which these payments are due. As a result of the Chapter 11 filing, our future obligations under these agreements may significantly change in the future. See Note 21 - “Subsequent Events” to the accompanying consolidated financial statements for further details.

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

(1)
Long-term debt payments for fiscal years 2008 through 2011 represent the required principal payments on Buffets’ Term Facility. Long-term debt payments in the “Thereafter” column represent the remaining principal amounts due on Buffets’ Term Facility and the aggregate balance of Buffets’ 12 1/2% Senior Notes. Debt payments could be accelerated upon violation of debt covenants. We believe the likelihood of debt covenant violations to be remote. See Note 9 — “Long-Term Debt” to our accompanying consolidated financial statements for details of our long-term obligations.

(2)
Amounts represent contractual interest payments on Buffets’ 12 1/2% Senior Notes. We pay interest on our 12 1/2% Senior Notes on January 1 and July 1 of each year. Due to the timing of these payments in relation to our fiscal year-end, the number of interest payments made in any given year could vary. Interest payments on Buffets’ variable-rate Term Facility are excluded due to unpredictability in applicable interest rates. The borrowings under the Term Facility and Synthetic Revolving Facility bear interest at an adjusted LIBOR rate plus a margin of either 2.50%, 2.75% or 3.00% in the case of Eurodollar borrowings and at a certain alternate base rate plus a margin of either 1.50%, 1.75% or 2.00% in the case of alternate base borrowings, depending on Buffets’ leverage ratio, and borrowings under the Revolving Facility bear interest at an adjusted LIBOR rate plus a margin of 3.25% or at an alternate base rate plus a margin of 2.25%. The Term Facility matures on November 1, 2013. Interest payments are due quarterly. The interest rate, at LIBOR plus 2.75%, was 8.11% as of June 27, 2007. The borrowings due under the Term Facility are payable in equal quarterly installments in an annual amount equal to 1% of the term loan during each of the first six and a half years of the loan, with the remaining balance payable due on November 1, 2013. See Note 9 — “Long-Term Debt” to our accompanying consolidated financial statements for details of our long-term obligations.

(3)
Operating leases is comprised of minimum rents and contingent rents. Operating leases have not been reduced by minimum sublease rentals of approximately $8.5 million. See Note 17 — “Commitments and Contingencies” to our accompanying consolidated financial statements for details of our operating lease obligations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risks. We have interest rate exposure relating to the variable portion of our long-term obligations, which were approximately $528.7 million at June 27, 2007. Buffets’ 12 1/2% Senior Notes are fixed rate instruments, while the interest rate on the term loan under the Credit Facility is variable. A 1% change in interest rates on our variable rate debt would have resulted in our interest rate expense fluctuating by approximately $4.1 million for the fiscal year ended June 27, 2007. In addition, we entered into a swap agreement to fix a portion of our variable rate interest. See Note 9 — “Long-Term Debt” to our accompanying consolidated financial statements for further discussion of this agreement.

Food Commodity Risks. Many of the food products purchased by us are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are outside our control. To control this risk in part, we have fixed price purchase commitments with terms of one year or less for some key food and supplies from vendors who supply our national food distributor. In addition, we believe that substantially all of our food and supplies are available from several sources, which helps to control food commodity risks. In the past, we have been able to increase menu prices, or vary the menu items offered, if needed, in order to offset food product price increases. However, we may not be able to recover increased costs in the future because competition may limit or prohibit such future increases. To compensate for a hypothetical price increase of 10% for food and beverages, we would need to increase menu prices by an average of approximately 3%. Our average menu price increase for fiscal 2006 was approximately 6%. Our average menu price increases for fiscal 2007 were 3% for our Buffet brand restaurants and 2.3% for our Ryan’s brand restaurants.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS
BUFFETS HOLDINGS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of
Buffet Holdings, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Buffet Holdings, Inc. (a Delaware Corporation) and subsidiaries (the "Company") as of June 27, 2007 and June 28, 2006, and the related consolidated statements of operations, changes in shareholders' deficit, and cash flows for each of the years ended June 27, 2007, June 28, 2006, and June 29, 2005.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

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

As discussed in Note 20 to the consolidated financial statements, the accompanying consolidated financial statements for the years ended June 27, 2007 and June 28, 2006 have been restated.

As discussed in Note 21 to the consolidated financial statements, Buffets Holdings, Inc. and subsidiaries filed for reorganization under Chapter 11 of the United States Bankruptcy Code. The accompanying consolidated financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such consolidated financial statements do not purport to show (1) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (2) as to prepetition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (3) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (4) as to operations, the effect of any changes that may be made in its business.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 21 to the consolidated financial statements, the Company has incurred significant losses from operations, has negative working capital, and fell out of compliance with certain financial covenants included in its Pre-Pretition Credit Agreement. In addition, the ability of the Company to comply with the terms and conditions of the debtor-in-possession Credit Agreement, to obtain confirmation of a plan of reorganization under Chapter 11 of the United States Bankruptcy Code, to reduce administrative, operating and interest costs and liabilities through the bankruptcy process, to return to profitability, and to generate sufficient cash flow from operations, raise substantial doubt about its ability to continue as a going concern.  Management's plans concerning these matters are also discussed in Note 21 to the consolidated financial statements. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

/s/ Deloitte & Touche

Minneapolis, Minnesota
September 24, 2007 (March 31, 2008, as to the effects of the restatement discussed in Note 20, and Note 21)

BUFFETS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As Restated - See Note 20	As Restated - See Note 20
	June 28, 2006	June 27, 2007
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,194	$4,645
Receivables	4,879	10,219
Income tax receivable	117	13,324
Inventories	18,226	32,087
Prepaid expenses and other current assets	5,314	8,632
Deferred income taxes (Note 15)	10,324	3,000
Assets held for sale	—	34,959
Current assets related to discontinued operations	795	14,117
Total current assets	59,849	120,983
PROPERTY AND EQUIPMENT, net (Note 5)	132,287	221,092
GOODWILL	312,163	497,492
OTHER INTANGIBLE ASSETS (Note 6)	—	83,998
DEFERRED INCOME TAXES (Note 15)	12,482	—
OTHER ASSETS, net (Note 7)	11,194	37,092
Non-current assets related to discontinued operations	9,437	412
Total assets	$537,412	$961,069
LIABILITIES AND SHAREHOLDER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$48,101	$81,090
Accrued liabilities (Note 8)	67,166	132,783
Income taxes payable (Note 15)	7,094	24,336
Short-term debt	—	13,000
Current maturities of long-term debt	1,862	6,625
Current liabilities related to discontinued operations	1,178	1,137
Total current liabilities	125,401	258,971
LONG-TERM DEBT, net of current maturities (Note 9)	460,652	822,050
DEFERRED INCOME TAXES (Note 15)	—	33,456
DEFERRED LEASE OBLIGATIONS	28,356	38,209
OTHER LONG-TERM LIABILITIES	7,355	9,341
Total liabilities	621,764	1,162,027
COMMITMENTS AND CONTINGENCIES (Note 17)
SHAREHOLDER’S DEFICIT:
Preferred stock, $.01 par value; 1,100,000 shares authorized; none issued and outstanding as of June 28, 2006 and June 27, 2007	—	—
Common stock, $.01 par value; 3,600,000 shares authorized; shares issued and outstanding of 3,104,510 as of June 28, 2006 and June 27, 2007	31	31
Additional paid in capital	5	82
Accumulated deficit	(84,388)	(201,129)
Accumulated other comprehensive income	—	58
Total shareholder’s deficit	(84,352)	(200,958)
Total liabilities and shareholder’s deficit	$537,412	$961,069

The accompanying notes are an integral part of these consolidated financial statements.

BUFFETS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
		As Restated - See Note 20	As Restated - See Note 20
	June 29, 2005	June 28, 2006	June 27, 2007
	(In thousands)
RESTAURANT SALES	$891,208	$928,624	$1,387,489
RESTAURANT COSTS:
Food	294,548	316,040	480,686
Labor	267,630	263,879	414,466
Direct and occupancy	212,307	220,714	353,608
Total restaurant costs	774,485	800,633	1,248,760
ADVERTISING EXPENSES	24,166	30,637	33,896
GENERAL AND ADMINISTRATIVE EXPENSES	41,906	42,077	60,405
SHAREHOLDERS’ RIGHTS REPURCHASE	—	757	—
CLOSED RESTAURANT COSTS	2,909	6,023	3,822
IMPAIRMENT OF ASSETS	3,609	5,964	415
MERGER INTEGRATION COSTS	—	—	10,938
LOSS ON LITIGATION SETTLEMENT	—	—	7,641
LOSS ON SALE LEASEBACK TRANSACTIONS	—	—	2,498
OPERATING INCOME	44,133	42,533	19,114
INTEREST EXPENSE	48,100	52,242	79,664
INTEREST INCOME	(515)	(375)	(215)
LOSS RELATED TO REFINANCING	856	647	41,134
LOSS RELATED TO EARLY EXTINGUISHMENT OF DEBT	1,923	—	—
OTHER INCOME	(935)	(994)	(936)
LOSS BEFORE INCOME TAXES	(5,296)	(8,987)	(100,533)
INCOME TAX (BENEFIT) EXPENSE	(1,363)	(937)	17,071
Loss from continuing operations	(3,933)	(8,050)	(117,604)
Net income from discontinued operations, net of tax of $1,176, $1,396 and $579 for 2005, 2006, and 2007, respectively	1,749	2,077	863
Net loss	$(2,184)	$(5,973)	$(116,741)

The accompanying notes are an integral part of these consolidated financial statements.

BUFFETS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S DEFICIT

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total
	(In thousands, except share data)
BALANCE, June 30, 2004	—	$—	3,185,672	$32	$—	$(75,948)	$—	$(75,916)
Issuance of stock	—	—	144,150	1	14	—	—	15
Purchase of treasury stock	—	—	(154,687)	(1)	—	(283)	—	(284)
Net loss	—	—	—	—	—	(2,184)	—	(2,184)
BALANCE, June 29, 2005	—	—	3,175,135	32	14	(78,415)	—	(78,369)
Purchase of treasury stock	—	—	(70,625)	(1)	(9)	—	—	(10)
Net loss	—	—	—	—	—	(5,973)	—	(5,973)
BALANCE, June 28, 2006 (As Restated - See Note 20)	—	—	3,104,510	31	5	(84,388)	—	(84,352)
Comprehensive income (loss):
Net loss	—	—	—	—	—	(116,741)	—	(116,741)
Other comprehensive income:
Change in fair value of derivatives, net of tax of $35	—	—	—	—	—	—	58	58
Total comprehensive loss								(116,683)
Stock-based compensation	—	—	—	—	77	—	—	77
BALANCE, June 27, 2007 (As Restated - See Note 20)	—	$—	3,104,510	$31	$82	$(201,129)	$58	$(200,958)

The accompanying notes are an integral part of these consolidated financial statements.

BUFFETS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
		As Restated - See Note 20	As Restated - See Note 20
	June 29, 2005	June 28, 2006	June 27, 2007
	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(2,184)	$(5,973)	$(116,741)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	32,247	32,067	40,836
Amortization of debt issuance costs	1,386	1,532	4,032
Accretion of original issue discount	11,906	13,336	5,623
Loss related to refinancing:
Write-off of debt issuance costs	—	—	8,686
Refinancing premiums expensed	—	—	31,599
Loss related to early extinguishment of debt	1,923	—	—
Deferred tax benefit	(3,780)	(2,078)	(1,533)
Loss on disposal of assets	2,280	1,218	1,326
Stock-based compensation	—	—	77
Impairment of assets	3,609	5,964	415
Loss on sale leaseback transactions	—	—	2,498
Changes in assets and liabilities:
Receivables	331	1,753	(891)
Inventories	(683)	(703)	(763)
Prepaid expenses and other current assets	(1,074)	1,283	20,294
Accounts payable	1,704	2,189	15,388
Accrued and other liabilities	2,551	(1,270)	6,197
Income taxes receivable/payable	2,459	(13)	(11,074)
Net cash provided by operating activities	52,675	49,305	5,969
INVESTING ACTIVITIES:
Proceeds from sale leaseback transactions	—	—	8,608
Proceeds from sale of assets held for sale	—	—	18,113
Purchase of property and equipment	(29,131)	(31,346)	(40,875)
Collections on notes receivable	733	1,062	1,753
Acquisitions, net of liabilities assumed and cash acquired	—	—	(168,848)
(Purchase) Proceeds from sale of other assets	(73)	(2,438)	641
Net cash used in investing activities	(28,471)	(32,722)	(180,608)

	For the Year Ended
		As Restated - See Note 20	As Restated - See Note 20
	June 29, 2005	June 28, 2006	June 27, 2007
	(In thousands)
FINANCING ACTIVITIES:
Repayment of previous term loan facility	$(29,781)	$(17,016)	$(182,053)
Repurchase of 11 1/4% senior subordinated notes	—	—	(180,778)
Repurchase of 13 7/8% senior discount notes	—	—	(105,306)
Repayment of Ryan’s debt	—	—	(145,000)
Proceeds from term loan funding	—	—	530,000
Repayment of term loan funding	—	—	(1,325)
Proceeds from new revolver facility	—	—	13,000
Purchase of treasury stock	(284)	(10)	—
Proceeds from issuance of common stock	15	—	—
Proceeds from 12 1/2% senior note issuance	—	—	300,000
Reduction of restricted cash available for early extinguishment of debt	16,228	—	—
Use of restricted cash for early extinguishment of debt	(15,736)	—	—
Payment of refinancing premiums	—	—	(32,554)
Debt issuance costs	(56)	—	(36,894)
Net cash (used in) provided by financing activities	(29,614)	(17,026)	159,090
NET CHANGE IN CASH AND CASH EQUIVALENTS	(5,410)	(443)	(15,549)
CASH AND CASH EQUIVALENTS, beginning of period	26,047	20,637	20,194
CASH AND CASH EQUIVALENTS, end of period	$20,637	$20,194	$4,645
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of capitalized interest of $538, $330 and $402, respectively)	$32,530	$37,242	$61,370
Income taxes	$1,130	$2,549	$30,241

The accompanying notes are an integral part of these consolidated financial statements.

BUFFETS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(As Restated)

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

Inaddition to the fees and expenses paid at closing, the Company incurred approximately $31.2 million of transaction closing fees and expenses that were paid subsequent to the transaction close date.

In the Sale Leaseback Transaction, Buffets and Ryan’s, as applicable, conveyed the land (or, in certain cases, underlying ground leases) and related improvements with respect to those properties to the buyer/lessor, and simultaneously leased those properties back pursuant to unitary and individual leases, each for an initial lease term of approximately 20 years, with four renewal terms of five years, except with respect to ground lease sites. The purchase price for the portfolio of sale leaseback properties was approximately $566.8 million. The annual net rent payable under the leases is equal to the purchase price multiplied by a 10.15% cap rate, subject to annual increases of two times the Consumer Price Index, as defined therein, (but in no event greater than 2%), and, if the term of the leases are renewed, subject to further increases during some of the renewal terms based upon the then current fair market rental value. See Note 5 — “Property and Equipment” for further discussion of the Sale Leaseback Transaction.

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

Reclassifications

Certain amounts shown in the prior-period consolidated financial statements have been reclassified to conform with the current period consolidated financial statement presentation. Specifically, certain account balances and activity related to the Company’s ten Tahoe Joe’s locations have been reclassified to discontinued operations. See Note 11 — “Discontinued Operations” for details on the account balances and activity reclassified. These reclassifications had no effect on net income (loss) or shareholder’s equity (deficit) as previously presented.

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

Goodwill increased from approximately $312.2 million as of June 28, 2006 to approximately $497.5 million as of June 27, 2007. The increase of $185.3 million is the result of the additional goodwill from the Ryan’s acquisition of approximately $187.6 million and a decrease in Buffets' goodwill of $2.3 million related to an adjustment to deferred income taxes originally established in fiscal year 2000 related to the Acquisition. See Note 10 – “Acquisitions” to the accompanying consolidated financial statements for further discussion regarding the goodwill and other intangibles assets associated with this transaction.

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

Derivative Instruments and Hedging Activities

The Company uses financial derivatives to manage interest rate risks in accordance with its Credit Agreement, as amended and restated on March 31, 2007. Use of the Company’s derivative instruments is currently limited to a single interest rate swap. This instrument is structured as an effective hedge of the variability of cash flows to be paid on a portion of the Company’s outstanding debt. The derivative is recognized on the accompanying  consolidated balance sheets at fair value. On the date the derivative contract was entered into, the Company documented the relationship between the hedging instrument and the hedged item, as well as its risk-management objective and strategy for undertaking the hedge transaction. This process included linking the derivative to a specific liability on the consolidated balance sheet, as well as formally assessing, both at the hedge’s inception and on an ongoing basis, whether the derivative used in the hedging transaction is highly effective in offsetting changes in cash flows of the hedged item.

Changes in the fair value of the derivative that is highly effective and designated as a cash flow hedge are recorded in other comprehensive income (loss) until earnings are affected by the variability in cash flows of the designated hedged item. See Note 9 — “Long-Term Debt” for further discussion of the interest rate swap.

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

Buffets sells both paper gift certificates and plastic gift cards. Proceeds from the sale of gift cards/certificates are initially recorded as a liability when received. Revenues from the sale of gift cards/certificates are recognized upon redemption. In estimating the related gift card/certificate liability, the Company analyzes historical trends to derive its estimates of future gift card redemption patterns. The assumptions and activity are closely monitored for changes in escheatment laws and redemption patterns. The Company adjusts its gift card/certificate liability based on historical and expected non-redemption trends. These adjustments are classified within “Direct and Occupancy Costs” in the accompanying Consolidated Statements of Operations. The Company’s gift card/certificate liability was $4.0 million and $5.4 million, of which approximately $1.2 and $1.1 million was related to the Tahoe Joe’s restaurants and was reclassified as discontinued operations in the accompanying Consolidated Balance Sheets as of June 28, 2006 and June 27, 2007, respectively.

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

Stock-Based Compensation

On June 29, 2006 the Company adopted the provisions of SFAS No. 123(R) (revised 2004), Share-based Payment, which requires recognition of compensation cost for share-based awards granted to employees based on their fair values at the time of grant over the requisite service period. The Company’s pre-tax compensation cost for stock options as reflected in the accompanying Consolidated Statements of Operations is included in “General and Administrative Expenses.” For fiscal year 2007, compensation cost for stock options granted to certain employees during the fiscal year was approximately $77,000. As of June 27, 2007 there was no unrecognized compensation cost related to stock option awards as all awards fully vest upon issuance. Prior to the adoption of SFAS 123(R), the Company accounted for activity under its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, the Company did not recognize compensation expense in connection with employee stock option grants because stock options are granted at exercise prices not less than the fair value of the common stock on the date of grant. As required by SFAS No. 123, the Company provided certain pro forma disclosures for stock-based awards as if the fair-value-based approach of SFAS No. 123 had been applied.

The Company elected to use the modified prospective transition method as permitted by SFAS No. 123(R) and therefore did not restate its financial results for prior periods. Under this transition method, the Company applied the provisions of SFAS No. 123(R) to new awards and to awards modified, repurchased, or cancelled after June 29, 2006. The Company’s stock-based compensation plans are described in more detail in Note 4 — “Stock-Based Compensation.”

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

The Company recognized and recorded approximately $77,000 in share-based compensation related to options granted to certain employees during the fiscal year ended June 27, 2007, as calculated using the following inputs to the Black Scholes pricing model:

For the Year Ended June 27, 2007
Risk-free interest rate	4.91%
Expected volatility	45.0%
Expected dividend yield	0.0%
Expected life in years	2.0

5. Property and Equipment

Property and equipment was as follows (in thousands):

	June 28, 2006	June 27, 2007
Land	$762	$16,829
Buildings	3,082	16,213
Equipment	146,152	221,767
Leasehold improvements	143,909	157,150
Accumulated depreciation and amortization	(161,618)	(190,867)
	$132,287	$221,092

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

See Note 10 — “Acquisitions” for further discussion of the impact of the merger with Ryan’s on the Company’s other asset balances.

7. Other Assets

Other assets were as follows (in thousands):

	June 28, 2006	June 27, 2007
Debt issuance costs	$9,308	$33,483
Prepaid acquisition costs	1,346	—
Deposits	477	3,491
Other long-term assets	63	118
	$11,194	$37,092

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

See Note 10 — “Acquisitions” for further discussion of the impact of the merger with Ryan’s on the Company’s other asset balances.

8. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 28, 2006	June 27, 2007
Accrued compensation	$17,634	$32,710
Accrued workers’ compensation	12,520	21,427
Accrued interest	13,552	22,603
Accrued insurance	8,178	17,350
Accrued litigation reserve	504	9,926
Accrued sales, use and property taxes	6,348	16,856
Unearned revenue (gift certificates/cards)	2,820	4,290
Closed restaurant reserve, current portion	1,685	1,196
Accrued other	3,925	6,425
	$67,166	$132,783

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

The following table summarizes closed restaurant reserve activity by type of cost for the past two fiscal years (in thousands):

	For the Year Ended
	June 28, 2006	June 27, 2007
BALANCE, beginning of period (current and noncurrent in aggregate)	$1,499	$2,776
Additions:
Lease obligations charged to earnings	4,847	2,141
Lease obligations charged to goodwill	—	131
Employee termination benefits charged to earnings	444	5
Employee termination benefits charged to goodwill	—	183
Reductions:
Cash payments:
Lease termination costs and obligations	3,570	3,394
Employee severance benefits	444	188
BALANCE, end of period (current and noncurrent in aggregate)	$2,776	$1,654

In addition to lease obligation and employee termination costs the Company incurred closed restaurant costs of $0.7 million and $1.4 million for fiscal years 2006 and 2007, respectively, related to incremental cash and non-cash charges that were directly expensed.

The following table summarizes planned and actual restaurant closing activity for the past two fiscal years:

	For the Year Ended
	June 28, 2006	June 27, 2007
Number of restaurants:
Expected to close as of the beginning of the period	4	1
Closed during the period	19	32
Identified for closure during the period	16	36
Expected to close as of the end of the period	1	5

	For the Year Ended
	June 28, 2006	June 27, 2007
Number of employees:
Expected to be terminated as of the beginning of the period	140	35
Terminated during the period	665	1,120
Identified for termination during the period	560	1,260
Expected to be terminated as of the end of the period	35	175

The remaining closed restaurant reserves (current and noncurrent in aggregate) are expected to be paid by year as follows (in thousands):

2008	$1,196
2009	406
2010	38
2011	13
2012	1
Thereafter	—
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

9. Long-Term Debt

Long-term debt outstanding was as follows (in thousands):

	June 28, 2006	June 27, 2007
Short-Term borrowings consisted of the following:
Letter of credit facility at 2.85% plus borrowings at LIBOR, due July 19, 2007 (interest at 8.17% as of June 27, 2007)	$—	$5,000
Revolving credit facility, interest at Prime plus 2.25%, due June 29, 2007	—	8,000
Current maturities of long-term debt	1,862	6,625
Total short-term borrowings	1,862	19,625
Long-Term borrowings consisted of the following:
Term loan, interest at LIBOR plus 2.75%, due quarterly through March 31, 2013 (interest at 8.11% as of June 27, 2007)	182,053	528,675
Senior discount notes, interest at 13.875%, due December 15, 2010, net of discount of $32,009 at June 28, 2006	99,991	—
Senior subordinated notes, interest at 11.25%, due July 15, 2010, net of discount of $4,195 at June 28, 2006	180,470	—
Senior notes, interest at 12.50%, due November 1, 2014	—	300,000
	462,514	828,675
Less — Current maturities	1,862	6,625
Total long-term debt	$460,652	$822,050

As of June 27, 2007, future maturities of long-term debt by year were as follows (in thousands):

2008	$6,625
2009	5,300
2010	5,300
2011	3,975
2012	5,300
Thereafter	802,175
$828,675

Merger Related Refinancing

In connection with the Merger, the Company refinanced its debt through borrowings under a new senior secured credit agreement and the issuance by Buffets of its 12 1/2% Senior Notes. In addition, on November 1, 2006, the Company repaid $196.4 million of Buffets’ existing indebtedness under its predecessor credit facility (including accrued interest and breakage fees), repurchased $194.9 million of Buffets’ 11 1/4% senior subordinated notes (including accretion of original issue discount and early redemption premiums), repurchased $121.4 million of Buffets Holdings’ 13 7/8% senior discount notes (including accretion of original issue discount and early redemption premiums) and repaid $146.9 million of Ryan’s outstanding debt including accrued interest and cable premiums.

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

The borrowings due under the Term Facility are payable in equal quarterly installments in an annual amount equal to 1% of the term loan during each of the first six and a half years of the loan, with the remaining balance payable due on November 1, 2013. The Revolving Facility and the Synthetic Revolving Facility are not subject to interim scheduled principal payments. The Credit Facility is fully and unconditionally guaranteed by Buffets Holdings, which has no independent assets or operations except for the capital stock of Buffets, and its existing and future domestic subsidiaries and is secured by substantially all of the Company’s assets. The Credit Facility contains customary restrictive covenants, including limitations on dividends on, and redemptions and repurchases of, capital stock, liens and sale leaseback transactions, loans and investments, the incurrence of additional indebtedness and mergers, acquisitions and asset sales. In addition, the Credit Facility contains financial covenants, which require that we maintain a minimum interest coverage ratio and a maximum leverage ratio. These financial covenants become increasingly restrictive over time. Specifically, on September 20, 2007, our leverage ratio requirement becomes more restrictive as the current leverage ratio of 6.00 to 1.00 drops to 5.75 to 1.00. As of June 27, 2007, the Company was in compliance with all covenants and there were no events of default. The Credit Facility also contains customary events of default. Borrowing availability under the Credit Facility and our ability to issue letters of credit depends on there being no default or event of default under the Credit Facility and upon the Company’s continued compliance with the restrictive and financial covenants contained in the Credit Facility. See Note 21 - “Subsequent Events.”

On April 12, 2007, the Company entered into an interest rate swap (“Swap”) agreement to manage its exposure on debt instruments to interest rate fluctuation. The Swap, which became effective May 31, 2007 and had a $32.0 million notional amount of indebtedness, was used to hedge a portion of the interest payments associated with the variable rate $530.0 million term loan by fixing the interest rate at LIBOR. The swap agreement calls for 90-day settlements beginning August 31, 2007. This instrument is structured as an effective hedge of the variability of cash flows to be paid on a portion of its outstanding debt. The derivative is recognized on the balance sheet at fair value. On the date the derivative contract was entered into, the Company documented the relationship between the hedging instrument and the hedged item, as well as its risk-management objective and strategy for undertaking the hedge transaction. This process included linking the derivative to a specific liability on the consolidated balance sheet, as well as formally assessing, both at the hedge’s inception and on an ongoing basis, whether the derivative used in the hedging transaction is highly effective in offsetting changes in cash flows of the hedged item. As of June 27, 2007, the Company recorded a gain on the swap in the amount of $57,754, net of $36,155 tax to accumulated other comprehensive income. The net gain will be amortized into earnings as an adjustment to interest expense over the same period in which the related interest costs on the debt are being recognized in earnings. No amount was reclassified to interest expense during fiscal 2007 as no settlement, in the form of interest payments made on the related debt, occurred during fiscal 2007. See Note 21 - “Subsequent Events.”

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

The merger was accounted for as a purchase business combination and for accounting purposes, Buffets was the acquiring enterprise. Accordingly, the results of Ryan’s operations subsequent to November 1, 2006 are included in the Company’s results of operations for the fiscal year ended June 27, 2007. The net cash consideration paid was approximately $165.4 million (net of cash acquired of $559.4 million), including approximately $18.1 million of capitalized acquisition related expenses. The excess of the purchase consideration plus acquisition costs over the fair value of assets acquired and liabilities assumed was allocated to goodwill of approximately $187.6 million. Substantially all the goodwill is not deductible for tax purposes. The Company is still in the process of finalizing restructuring actions related to this acquisition, which may result in adjustment to the purchase price or incremental restructuring charges or both. In certain cases, the allocations of the excess purchase price are based upon preliminary estimates and assumptions. Accordingly, the allocations are subject to revision when the Company receives final information, including appraisals and other analyses. Revisions to the fair values, which may be significant, will be recorded by the Company as further adjustments to the purchase price allocations.

The following table summarizes the allocation of the purchase price to the estimated fair market values of the assets acquired and liabilities assumed at the date of the acquisition:

November 1, 2006
(in thousands)
Cash	$559,406
Assets held for sale	53,072
Deferred tax assets	—
Other current assets	43,210
Property, plant & equipment	98,985
Goodwill	187,634
Other intangible assets (1)	83,071
Other assets	3,750
Total assets acquired	1,029,128
Accounts payable	15,735
Current portion of long-term debt	33,036
Income taxes payable	15,109
Accrued liabilities	69,126
Deferred tax liability	57,065
Long-term debt	111,964
Other long-term liabilities	2,257
Total liabilities assumed	304,292
Net assets acquired	724,836
Less cash acquired	559,406
Net cash paid	$165,430

(1)	In connection with the Merger, we acquired approximately $79.4 million in trademarks, $2.6 million in recipes and $1.0 million in leasehold interests.

In connection with the Merger and the related 21 restaurant closures, the Company recorded a liability for employee termination costs of $5.9 million. At June 27, 2007, the Company had communicated the termination of 926 employees of the acquired entities. As of the end of the 2007 fiscal year, 911 employees had actually been terminated and employee termination costs of $5.7 million had been paid. The remaining employee termination costs of approximately $0.2 million are expected to be paid during the first and second quarters of fiscal 2008. Charges related to employee termination costs and the restaurant closures were charged to goodwill pursuant to EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. The Company is in the process of finalizing restructuring actions related to this acquisition, which may result in adjustment to the purchase price or incremental restructuring charges or both.

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

Unaudited Pro forma consolidated results of continuing operations, as though the merger with Ryan’s had taken place at the beginning of the periods presented, are as follows (in thousands):

	Twelve Weeks Ended				Fifty-two Weeks Ended
	June 28, 2006		June 27, 2007		June 28, 2006		June 28, 2007
Revenue	$426,624		$383,346		$1,751,049		$1,680,649
Net loss	(8,271	)(1)	(66,268	)(2)	(28,819	)(3)	(127,984	)(4)

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

Revenues and certain results of operations for the Tahoe Joe’s restaurants include the following (in thousands):

	Year Ended June 29, 2005	Year Ended June 28, 2006	Year Ended June 27, 2007
Revenue	$35,573	$34,537	$31,619
Income from discontinued operations	1,749	2,077	863

The balance sheet information of discontinued operations includes the following (in thousands):

	June 28, 2006	June 27, 2007
Current assets related to discontinued operations:
Assets held for sale	$—	$13,186
Inventory and prepaids	795	931
Total current assets	$795	$14,117
Noncurrent assets related to discontinued operations:
Property and equipment	$9,117	$—
Liquor licenses	320	412
Total noncurrent assets	$9,437	$412
Current liabilities related to discontinued operations:
Gift card liability	$1,178	$1,137
Total current liabilities	$1,178	$1,137

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

Equity Participation Plan

In October 2000, Buffets Holdings adopted the Equity Participation Plan, a non-qualified stock option plan under which up to 113,750 shares of common stock are reserved for issuance to certain employees. Prior to the Merger on November 1, 2006, the option exercise price for each option, as determined at the date of grant, was based on the four full fiscal quarters immediately preceding the date of the award using the amount by which the sum of 4.5 times earnings before interest, taxes, depreciation and amortization, as defined in the Credit Facility, and the proceeds payable to the Company upon the exercise of the options, exceeds the consolidated indebtedness of the Company as of the date of the award. Subsequent to the Merger, the option exercise price for each option has been determined, at the date of grant, based on an exercise price derived from an estimate of total equity value. This valuation compares the Company to other publicly-held companies and develops a market price for the Company’s shares of common stock. Options are fully vested upon issuance and generally expire fifteen years from the date of the grant or at an earlier date, as determined by the Board of Directors. However, options are only exercisable in the event of a liquidity event, as defined in the Stockholders’ Agreement. The Company reserves the right to pay the plan participant the appreciated value of the shares rather than actually issue equity. As of June 27, 2007, there were 11,050 shares available to be awarded under the plan.

Activity under the stock option plan is summarized as follows:

	For the Year Ended
	June 29, 2005		June 28, 2006		June 27, 2007
	Shares	Weighted- Avg Exercise Price	Shares	Weighted- Avg Exercise Price	Shares	Weighted- Avg Exercise Price
Outstanding at beginning of year	98,142	$16.42	97,029	$14.51	77,823	$14.34
Granted	11,671	0.11	1,124	0.11	29,232	9.17
Exercised	—	—	—	—	—	—
Canceled	12,784	16.05	20,330	14.36	4,355	18.33
Outstanding at end of year	97,029	$14.51	77,823	$14.34	102,700	$12.70

The following table summarizes the Company’s outstanding stock options as of June 27, 2007:

	Options Outstanding
Range of Exercise Price	Number Outstanding	Weighted-Avg Remaining Option Term (in years)	Weighted-Avg Exercise Price
$ 0 - $10	34,114	9.74	$7.17
$11 - $20	55,856	13.26	11.56
$21 - $30	6,624	9.31	25.22
$31 - $40	456	9.53	32.09
$41 - $50	5,650	9.84	41.07
$ 0 - $50	102,700	11.63	$12.70

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

15. Income Taxes

The income tax (benefit) expense consisted of the following (in thousands):

	For the Year Ended
	June 29, 2005	June 28, 2006	June 27, 2007
Federal:
Current	$2,665	$1,776	$(5,107)
Deferred	(3,308)	(1,543)	21,893
	(643)	327	16,786
State:
Current	928	761	182
Deferred	(472)	(535)	682
	456	132	864
Income tax (benefit) expense	(187)	459	17,650
Less: Income tax expense from discontinued operations	1,176	1,396	579
Income tax (benefit) expense from continuing operations	$(1,363)	$(937)	$17,071

Deferred income taxes are provided to record the income tax effect of temporary differences that occur when transactions are reported in one period for financial statement purposes and in another period for tax purposes. The tax effect of the temporary differences giving rise to the Company’s deferred tax assets and liabilities was as follows (in thousands):

	June 28, 2006		June 27, 2007
	Current Asset	Non- current Asset	Current Asset	Non- current Liability
Property and equipment	$—	$1,394	$—	$(20,510)
Deferred rent	—	8,716	—	12,278
Self-insurance reserve	1,759	—	4,998	—
Accrued workers’ compensation	4,481	—	8,355	—
Accrued payroll and related benefits	2,031	—	2,961	—
Accrued store closing costs	1,049	—	638	—
Net operating loss and tax credit carryforwards	807	—	—	36,012
Deferred gain on sale leaseback transaction	—	936	—	2,486
Merger transaction costs	—	—	—	2,260
Intangible Assets	—	(2,242)	—	(33,279)
Other	197	3,678	788	(1,937)
Total deferred tax assets (liabilities)	10,324	12,482	17,740	(2,690)
Valuation allowance for deferred tax assets	—	—	(14,740)	(30,766)
Net deferred tax assets (liabilities)	$10,324	$12,482	$3,000	$(33,456)

As of June 27, 2007, the Company had operating loss carryovers of approximately $100.9 million (before valuation allowances), which expire after twenty years, and tax credit carryovers of approximately $4.0 million, with $3.9 million of these expiring after twenty years. The remaining $0.1 million of such credits can be carried forward indefinitely. Of the $100.9 million in operating loss carryovers, approximately $13.1 million have been reclassified to income tax receivable, as the Company expects these to be carried back to prior years and utilized during fiscal 2008. The Company has provided a $49.1 million valuation allowance against its deferred tax assets based on its position that it is uncertain that the tax benefits related to these assets will be realized. Approximately $3.6 million of this valuation allowance relates to separate company state net operating losses (“NOL’s”), and is netted against the NOL’s on the net operating loss and tax credit carryforwards line in the table above.

A reconciliation of the Company’s income tax (benefit) expense at the federal statutory rate to the reported income tax (benefit) expense was as follows (in thousands):

	For the Year Ended
	June 29, 2005	June 28, 2006	June 27, 2007
Federal income tax benefit at statutory rate of 35%	$(830)	$(1,930)	$(34,682)
State income taxes, net of federal benefit	296	57	(1,317)
General business credits	(1,591)	(1,546)	(2,566)
Non-deductible interest on high-yield notes	1,316	1,497	635
Change in future deferred tax rate	—	337	1,268
Valuation allowance for deferred tax assets	—	—	45,506
Gross up of tax reserves	—	—	7,865
Other	622	2,044	941
Income tax (benefit) expense	(187)	459	17,650
Less: Income tax expense from discontinued operations	1,176	1,396	579
Income tax (benefit) expense from continuing operations	$(1,363)	$(937)	$17,071

The $0.6 million other line item above in fiscal 2005 primarily represents an increase in the Company’s federal and state income tax reserves. The $0.3 million change in future deferred tax rate in fiscal 2006 related to adjusting the carrying value of the Company’s deferred tax assets to reflect a lower expected future tax rate. The $2.0 million other line item above in fiscal 2006 represents adjustments to deferred income tax items of $1.2 million, $0.3 million related to the non-deductibility of costs related to the repurchase of certain rights associated with shares of common stock previously held by management shareholders who separated from the Company and a $0.6 million increase in the Company’s federal and state income tax reserves. The $1.3 million change in future deferred tax rate in fiscal 2007 represents a cumulative charge to adjust the carrying value of a portion of the Company's deferred tax assets. The $45.5 million charge in fiscal 2007 represents an establishment of a valuation allowance against a significant portion of the Company's deferred tax assets due to uncertainty regarding realization of the related tax benefits. Likewise, the $7.9 million gross up of tax reserves in fiscal 2007 represents the impact of the reversal of expected federal benefit from state tax reserves, due to the uncertainty regarding realization of those benefits. The $0.9 million other line item in fiscal 2007 primarily represents an adjustment to deferred income tax items.

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

17. Commitments and Contingencies

Litigation

On January 22, 2008, the Company and each of its subsidiaries (collectively, the “Debtors”) filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware, Case Number 08-10141. Under the Bankruptcy Code, the filing of a petition automatically stays most litigation pending against the Debtors. For a further description of the bankruptcy filing, see Note 21 - “Subsequent Events” to the accompanying consolidated financial statements.

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

During the course of discovery, but prior to a motion for certification of a class, the parties reached a settlement of this action in mediation in late February 2007. The settlement received preliminary court approval on September 12, 2007. While the Company is currently not able to predict the outcome of this action, the Company estimates that, should the court provide final approval of the settlement, the Company will pay approximately $7.2 million to resolve this matter. This amount has been recorded in the Company’s accrued litigation reserve and is included in “Accrued Liabilities” in the Company’s accompanying Consolidated Balance Sheets and “Loss on Litigation Settlement” in the fiscal 2007 Company’s Consolidated Statements of Operations. Also included in the Loss on Litigation Settlement is approximately $0.4 million to be paid in attorney fees paid to the Company’s external counsel for services rendered through June 27, 2007 specifically related to negotiating the settlement.

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

On August 29, 2007, the Greenville County, South Carolina Circuit Court overseeing the 2006 putative shareholder class action — Marjorie Fretwell v. Ryan’s Restaurant Group, Inc. — entered a final order approving the consensual settlement agreement between the parties, as previously disclosed.

We are also involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of those matters will not have a material adverse effect on our consolidated financial position or the results of operations.

Operating Leases

The Company conducts most of its operations from leased restaurant facilities, all of which are classified as operating leases. As a result of the Chapter 11 filings, the Company’s obligations under these lease agreements may significantly change in the future. See Note 21 - “Subsequent Events” for further discussion.

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

18. Condensed Consolidating Financial Statements

The following condensed consolidating financial statements are presented pursuant to Rule 3-10 of Regulation S-X and give effect to the restatement discussed in Note 20 - “Restatement” to the accompanying consolidated financial statements. Buffets is an issuer (the “Subsidiary Issuer”) of 12 1/2% Senior Notes that are fully and unconditionally guaranteed by its parent, Buffets Holdings (the “Parent”), as well as each of its current and future domestic subsidiaries including HomeTown Buffet, Inc., OCB Restaurant Company, LLC, OCB Purchasing Co., Tahoe Joe’s, Inc., Buffets Leasing Company, LLC, HomeTown Leasing Company, LLC, OCB Leasing Company, LLC, Tahoe Joe’s Leasing Company, LLC, Ryan’s Restaurant Group, Inc., Big R Procurement Company, LLC, Fire Mountain Restaurants, LLC, Ryan’s Restaurant Leasing Company, LLC, Ryan’s Restaurant Management Group, LLC, Fire Mountain Leasing Company, LLC, Fire Mountain Management Group, LLC, and Buffets Franchise Holdings, LLC (collectively, the “Subsidiary Guarantors”). All guarantees are joint and several and Buffets and the subsidiary guarantors are 100% owned by Buffets Holdings.

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

Condensed Consolidating Balance Sheet
As of June 28, 2006

	Parent	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$37	$14,068	$6,089	$—	$20,194
Receivables	1,777	485	278,857	(276,240)	4,879
Income tax receivable	—	117	—	—	117
Inventories	—	845	17,381	—	18,226
Prepaid expenses and other current assets	3	4,772	539	—	5,314
Deferred income taxes	64	8,774	1,486	—	10,324
Assets related to discontinued operations	—	—	795	—	795
Total current assets	1,881	29,061	305,147	(276,240)	59,849
PROPERTY AND EQUIPMENT, net	—	5,307	126,980	—	132,287
GOODWILL, net	—	18,730	293,433	—	312,163
DEFERRED INCOME TAXES	6,140	6,342	—	—	12,482
INVESTMENT IN SUBSIDIARIES	5,379	336,744	—	(342,123)	—
OTHER ASSETS, net	2,203	8,615	376	—	11,194
NONCURRENT ASSETS related to discontinued operations	—	—	9,437	—	9,437
Total assets	$15,603	$404,799	$735,373	$(618,363)	$537,412
LIABILITIES AND SHAREHOLDER’S EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	—	321,553	2,788	(276,240)	48,101
Accrued liabilities	—	44,013	23,153	—	67,166
Income taxes payable	(36)	7,130	—	—	7,094
Current maturities of long-term debt	—	112	1,750	—	1,862
Liabilities related to discontinued operations	—	—	1,178	—	1,178
Total current liabilities	(36)	372,808	28,869	(276,240)	125,401
LONG-TERM DEBT, net of current maturities	99,991	21,640	339,021	—	460,652
DEFERRED LEASE OBLIGATIONS	—	1,948	26,408	—	28,356
OTHER LONG-TERM LIABILITIES	—	3,024	4,331	—	7,355
Total liabilities	99,955	399,420	398,629	(276,240)	621,764
COMMITMENTS AND CONTINGENCIES
SHAREHOLDER’S EQUITY (DEFICIT)
Common stock	31	—	—	—	31
Additional paid in capital	5	82,311	199,244	(281,555)	5
Retained earnings (accumulated deficit)	(84,388)	(76,932)	137,500	(60,568)	(84,388)
Total shareholder’ s equity (deficit)	(84,352)	5,379	336,744	(342,123)	(84,352)
Total liabilities and shareholder’ s equity (deficit)	$15,603	$404,799	$735,373	$(618,363)	$537,412

Condensed Consolidating Balance Sheet
As of June 27, 2007

	Parent	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$37	$(1,852)	$6,460	$—	$4,645
Receivables	(312)	1,944	337,143	(328,556)	10,219
Income tax receivable	—	13,324	—	—	13,324
Inventories	—	858	31,229	—	32,087
Prepaid expenses and other current assets	—	6,383	2,249	—	8,632
Assets held for sale	—	—	34,959	—	34,959
Deferred income taxes	—	3,000	—	—	3,000
Assets related to discontinued operations	—	—	14,117	—	14,117
Total current assets	(275)	23,657	426,157	(328,556)	120,983
PROPERTY AND EQUIPMENT, net	—	7,577	213,515	—	221,092
GOODWILL, net	—	11,442	486,050	—	497,492
OTHER INTANGIBLE ASSETS	—	—	83,998	—	83,998
DEFERRED INCOME TAXES	—	—	—	—	—
INVESTMENT IN SUBSIDIARIES	(194,447)	124,476	—	69,971	—
OTHER ASSETS, net	38	183,407	3,447	(149,800)	37,092
NONCURRENT ASSETS related to discontinued operations	—	—	412	—	412
Total assets	$(194,684)	$350,559	$1,213,579	$(408,385)	$961,069
LIABILITIES AND SHAREHOLDER’S EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	—	398,048	11,598	(328,556)	81,090
Accrued liabilities	—	70,912	61,871	—	132,783
Income taxes payable	6,274	18,062	—	—	24,336
Current maturities of long-term debt	—	451	19,174	—	19,625
Liabilities related to discontinued operations	—	—	1,137	—	1,137
Total current liabilities	6,274	487,473	93,780	(328,556)	258,971
LONG-TERM DEBT, net of current maturities	—	18,907	952,943	(149,800)	822,050
DEFERRED INCOME TAXES	—	33,456	—	—	33,456
DEFERRED LEASE OBLIGATIONS	—	2,328	35,881	—	38,209
OTHER LONG-TERM LIABILITIES	—	2,842	6,499	—	9,341
Total liabilities	6,274	545,006	1,089,103	(478,356)	1,162,027
COMMITMENTS AND CONTINGENCIES
SHAREHOLDER’S EQUITY (DEFICIT)
Common stock	31	—	—	—	31
Additional paid in capital	82	—	—	—	82
Retained earnings (accumulated deficit)	(201,129)	(194,505)	124,476	70,029	(201,129)
Accumulated other comprehensive income	58	58	—	(58)	58
Total shareholder’ s equity (deficit)	(200,958)	(194,447)	124,476	69,971	(200,958)
Total liabilities and shareholder’ s equity (deficit)	$(194,684)	$350,559	$1,213,579	$(408,385)	$961,069

Condensed Consolidating Statement of Operations
For the Year Ended June 29, 2005

	Parent	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
	(In thousands)
RESTAURANT SALES	$—	$40,550	$850,658	$—	$891,208
RESTAURANT COSTS:
Food	—	14,594	279,954	—	294,548
Labor	—	12,618	255,012	—	267,630
Direct and occupancy	—	7,169	205,138	—	212,307
Total restaurant costs	—	34,381	740,104	—	774,485
ADVERTISING EXPENSES	—	1,057	23,109	—	24,166
GENERAL AND ADMINISTRATIVE EXPENSES	5	1,912	39,989	—	41,906
CLOSED RESTAURANT COSTS	—	—	2,909	—	2,909
IMPAIRMENT OF ASSETS	—	—	3,609	—	3,609
OPERATING INCOME (LOSS)	(5)	3,200	40,938	—	44,133
INTEREST EXPENSE	11,453	2,199	34,448	—	48,100
INTEREST INCOME	—	(515)	—	—	(515)
LOSS RELATED TO REFINANCING	856	—	—	—	856
LOSS RELATED TO EARLY EXTINGUISHMENT OF DEBT	—	1,923	—	—	1,923
OTHER INCOME	—	(935)	—	—	(935)
INCOME (LOSS) BEFORE INCOME TAXES and Equity in net loss of subsidiaries	(12,314)	528	6,490	—	(5,296)
INCOME TAX (BENEFIT) EXPENSE	(3,237)	162	1,712	—	(1,363)
Net income (loss) before equity in earnings of subsidiaries	(9,077)	366	4,778	—	(3,933)
Equity in earnings of subsidiaries	6,893	6,527	—	(13,420)	—
Net income (loss) from continuing operations	(2,184)	6,893	4,778	(13,420)	(3,933)
Net income (loss) from discontinued operations, net of tax of $1,176	—	—	1,749	—	1,749
Net income (loss)	$(2,184)	$6,893	$6,527	$(13,420)	$(2,184)

Condensed Consolidating Statement of Operations
For the Year Ended June 28, 2006

	Parent	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
	(In thousands)
RESTAURANT SALES	$—	$44,287	$884,337	$—	$928,624
RESTAURANT COSTS:
Food	—	15,788	300,252	—	316,040
Labor	—	13,194	250,685	—	263,879
Direct and occupancy	—	6,335	214,379	—	220,714
Total restaurant costs	—	35,317	765,316	—	800,633
ADVERTISING EXPENSES	—	1,409	29,228	—	30,637
GENERAL AND ADMINISTRATIVE EXPENSES	6	2,032	40,039	—	42,077
SHAREHOLDERS’ RIGHTS REPURCHASE	757	—	—	—	757
CLOSED RESTAURANT COSTS	—	—	6,023	—	6,023
IMPAIRMENT OF ASSETS	—	—	5,964	—	5,964
OPERATING INCOME (LOSS)	(763)	5,529	37,767	—	42,533
INTEREST EXPENSE	12,907	2,360	36,975	—	52,242
INTEREST INCOME	—	(375)	—	—	(375)
LOSS RELATED TO REFINANCING	—	647	—	—	647
OTHER INCOME	—	(994)	—	—	(994)
INCOME (LOSS) BEFORE INCOME TAXES and Equity in net loss of subsidiaries	(13,670)	3,891	792	—	(8,987)
INCOME TAX (BENEFIT) EXPENSE	(3,261)	1,775	549	—	(937)
Net income (loss) before equity in earnings of subsidiaries	(10,409)	2,116	243	—	(8,050)
Equity in earnings of subsidiaries	4,436	2,320	—	(6,756)	—
Net income (loss) from continuing operations	(5,973)	4,436	243	(6,756)	(8,050)
Net income (loss) from discontinued operations, net of tax of $1,396	—	—	2,077	—	2,077
Net income (loss)	$(5,973)	$4,436	$2,320	$(6,756)	$(5,973)

Condensed Consolidating Statement of Operations
For the Year Ended June 27, 2007

	Parent	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
	(In thousands)
RESTAURANT SALES	$—	$43,242	$1,344,247	$—	$1,387,489
RESTAURANT COSTS:
Food	—	15,617	465,069	—	480,686
Labor	—	13,075	401,391	—	414,466
Direct and occupancy	—	3,631	352,508	(2,531)	353,608
Total restaurant costs	—	32,323	1,218,968	(2,531)	1,248,760
ADVERTISING EXPENSES	—	1,033	32,863	—	33,896
GENERAL AND ADMINISTRATIVE EXPENSES	434	1,888	58,740	(657)	60,405
CLOSED RESTAURANT COSTS	—	—	3,822	—	3,822
IMPAIRMENT OF ASSETS	—	—	415	—	415
MERGER INTEGRATION COSTS	—	7,304	3,634	—	10,938
LOSS ON LITIGATION SETTLEMENT	—	7,641	—	—	7,641
LOSS ON SALE LEASEBACK TRANSACTIONS	—	—	2,498	—	2,498
OPERATING INCOME (LOSS)	(434)	(6,947)	23,307	3,188	19,114
INTEREST EXPENSE	5,455	4,453	69,195	561	79,664
INTEREST INCOME	—	346	—	(561)	(215)
LOSS RELATED TO REFINANCING	18,044	23,090	—	—	41,134
OTHER INCOME	—	(1,593)	—	657	(936)
INCOME (LOSS) BEFORE INCOME TAXES and Equity in net loss of subsidiaries	(23,933)	(33,243)	(45,888)	2,531	(100,533)
INCOME TAX (BENEFIT) EXPENSE	6,275	5,204	5,592	—	17,071
Net income (loss) before equity in net loss of subsidiaries	(30,208)	(38,447)	(51,480)	2,531	(117,604)
Equity in net loss of subsidiaries	(86,533)	(48,086)	—	134,619	—
Net income (loss) from continuing operations	(116,741)	(86,533)	(51,480)	137,150	(117,604)
Net income (loss) from discontinued operations, net of tax of $579	—	—	863	—	863
Net income (loss)	$(116,741)	$(86,533)	$(50,617)	$137,150	$(116,741)

Condensed Consolidating Statement of Cash Flows
For the Year Ended June 29, 2005

	Parent	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
	(In thousands)
OPERATING ACTIVITIES:
Net income (loss)	$(2,184)	$6,893	$6,527	$(13,420)	$(2,184)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	3,214	29,033	—	32,247
Amortization of debt issuance costs	315	64	1,007	—	1,386
Accretion of original issue discount	11,139	46	721	—	11,906
Loss related to early extinguishment of debt	—	1,923	—	—	1,923
Impairment of assets	—	—	3,609	—	3,609
Deferred income taxes	(2,979)	(48)	(753)	—	(3,780)
Loss on disposal of assets	—	—	2,280	—	2,280
Equity earnings of subsidiaries	(6,893)	(6,527)	—	13,420	—
Changes in assets and liabilities:
Receivables	—	40,610	(39,643)	(636)	331
Inventories	—	(38)	(645)	—	(683)
Prepaid expenses and other assets	(4)	(1,274)	204	—	(1,074)
Accounts payable	(180)	1,544	340	—	1,704
Accrued and other liabilities	—	1,787	764	—	2,551
Income taxes payable/ refundable	(258)	4,336	(1,619)	—	2,459
Net cash provided by (used in) operating activities	(1,044)	52,530	1,825	(636)	52,675
INVESTING ACTIVITIES:
Purchase of property and equipment	—	(1,601)	(27,530)	—	(29,131)
Collections on notes receivable	—	733	—	—	733
Corporate cash advances (payments)	—	(53,499)	52,863	636	—
(Purchase) sale of other assets	32	(733)	628	—	(73)
Net cash provided by (used in) investing activities	32	(55,100)	25,961	636	(28,471)
FINANCING ACTIVITIES:
Repayment of debt	—	(1,787)	(27,994)	—	(29,781)
Repurchase of common stock	(284)	—	—	—	(284)
Proceeds from issuance of common stock	15	—	—	—	15
Reduction of restricted cash available for early extinguishment of debt	—	974	15,254	—	16,228
Use of restricted cash for early extinguishment of debt	—	(944)	(14,792)	—	(15,736)
Dividends	1,290	(1,290)	—	—	—
Debt issuance costs	(56)	—	—	—	(56)
Net cash provided by (used in) investing activities	965	(3,047)	(27,532)	—	(29,614)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(47)	(5,617)	254	—	(5,410)
CASH AND CASH EQUIVALENTS, beginning of period	96	19,771	6,180	—	26,047
CASH AND CASH EQUIVALENTS, end of period	$49	$14,154	$6,434	$—	$20,637

Condensed Consolidating Statement of Cash Flows
For the Year Ended June 28, 2006

	Parent	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
	(In thousands)
OPERATING ACTIVITIES:
Net income (loss)	$(5,973)	$4,436	$2,320	$(6,756)	$(5,973)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	2,907	29,160	—	32,067
Amortization of debt issuance costs	354	71	1,107	—	1,532
Accretion of original issue discount	12,552	47	737	—	13,336
Impairment of assets	—	—	5,964	—	5,964
Deferred income taxes	(3,225)	69	1,078	—	(2,078)
Loss on disposal of assets	—	—	1,218	—	1,218
Equity in earnings of subsidiaries	(4,436)	(2,320)	—	6,756	—
Changes in assets and liabilities:
Receivables	(1,885)	52,985	(50,568)	1,221	1,753
Inventories	—	(18)	(685)	—	(703)
Prepaid expenses and other assets	1	1,562	(280)	—	1,283
Accounts payable	—	4,137	(71)	(1,877)	2,189
Accrued and other liabilities	—	(1,547)	277	—	(1,270)
Income taxes payable/refundable	1,841	(1,854)	—	—	(13)
Net cash provided by (used in) operating activities	(771)	60,475	(9,743)	(656)	49,305
INVESTING ACTIVITIES:
Purchase of property and equipment	—	(1,721)	(29,625)	—	(31,346)
Collection on notes receivable	—	1,062	—	—	1,062
Corporate cash advances (payments)	—	(56,764)	56,108	656	—
Purchase of other assets	(1)	(1,347)	(1,090)	—	(2,438)
Net cash provided by (used in) investing activities	(1)	(58,770)	25,393	656	(32,722)
FINANCING ACTIVITIES:
Repayment of debt	—	(1,021)	(15,995)	—	(17,016)
Repurchase of common stock	(10)	—	—	—	(10)
Dividends	770	(770)	—	—	—
Net cash provided by (used in) investing activities	760	(1,791)	(15,995)	—	(17,026)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(12)	(86)	(345)	—	(443)
CASH AND CASH EQUIVALENTS, beginning of period	49	14,154	6,434	—	20,637
CASH AND CASH EQUIVALENTS, end of period	$37	$14,068	$6,089	$—	$20,194

Condensed Consolidating Statement of Cash Flows
For the Year Ended June 27, 2007

	Parent	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
	(In thousands)
OPERATING ACTIVITIES:
Net income (loss)	$(116,741)	$(86,533)	$(50,617)	$137,150	$(116,741)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	2,840	37,996	—	40,836
Amortization of debt issuance costs	140	90	3,802	—	4,032
Loss related to refinancing:
Write-off of debt issuance costs	1,992	154	6,540	—	8,686
Premium expensed	16,052	358	15,189	—	31,599
Accretion of original issue discount	5,315	7	301	—	5,623
Impairment of assets	—	—	415	—	415
Deferred income taxes	6,204	(178)	(7,559)	—	(1,533)
Loss on disposal of assets	—	(2,825)	6,682	(2,531)	1,326
Stock-based compensation	77	—	—	—	77
Loss on sale leaseback transaction	—	2,498	—	—	2,498
Equity in net loss of subsidiaries	86,533	48,086	—	(134,619)	—
Changes in assets and liabilities:
Receivables	320	206,287	(211,485)	3,987	(891)
Inventories	—	(13)	(750)	—	(763)
Prepaid expenses and other assets	3	(3,291)	23,582	—	20,294
Due from parent	(108)	—	108	—	—
Accounts payable	1,877	22,245	(8,734)	—	15,388
Accrued and other liabilities	—	28,109	(21,912)	—	6,197
Income taxes payable/ refundable	6,310	(32,494)	15,110	—	(11,074)
Net cash provided by (used in) operating activities	7,974	185,340	(191,332)	3,987	5,969
INVESTING ACTIVITIES:
Proceeds from sale leaseback transactions	—	8,608	—	—	8,608
Proceeds from sale of assets held for sale	—	—	18,113	—	18,113
Issuance of notes receivable to Ryan’s	—	(149,800)	—	149,800	—
Acquisition, net of liabilities assumed and cash acquired	—	(165,430)	(3,418)	—	(168,848)
Purchase of property and equipment	—	(1,593)	(39,282)	—	(40,875)
Collection on notes receivable	—	1,753	—	—	1,753
Corporate cash advances (payments)	—	353,768	(349,781)	(3,987)	—
Purchase of other assets	33	—	608	—	641
Net cash provided by (used in) investing activities	33	47,306	(373,760)	145,813	(180,608)
FINANCING ACTIVITIES:
Repayment of previous term loan facility	—	(4,187)	(177,866)	—	(182,053)
Repurchase of 11 1/4% senior subordinated notes	—	(4,158)	(176,620)	—	(180,778)
Repurchase of 13 7/8% senior discount notes	(105,306)	—	—	—	(105,306)
Repayment of Ryan’s debt	—	(145,000)	—	—	(145,000)
Proceeds from new term loan funding	—	12,190	517,810	—	530,000
Payments on new term loan funding	—	(30)	(1,295)	—	(1,325)
Proceeds from new revolver facility	—	299	12,701	—	13,000
Proceeds from 12 1/2% senior note issuance	—	6,900	293,100	—	300,000
Debt issuance costs	—	(849)	(36,045)	—	(36,894)
Payment of refinancing premiums	(16,052)	(380)	(16,122)	—	(32,554)
Dividends	113,351	(113,351)	—	—	—
Issuance of notes receivable from parent	—	—	149,800	(149,800)	—
Net cash provided by (used in) investing activities.	(8,007)	(248,566)	565,463	(149,800)	159,090
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	(15,920)	371	—	(15,549)
CASH AND CASH EQUIVALENTS, beginning of period	37	14,068	6,089	—	20,194
CASH AND CASH EQUIVALENTS, end of period	$37	$(1,852)	$6,460	$—	$4,645

19. Interim Financial Results (Unaudited)

The following table sets forth certain unaudited quarterly information for each of the four fiscal quarters for the years ended June 28, 2006 and June 27, 2007, respectively (in thousands) and gives effect to the restatement discussed in Note 20 - “Restatement” to the accompanying consolidated financial statements. In management’s opinion, this unaudited quarterly information has been prepared on a consistent basis with the audited consolidated financial statements and includes all necessary adjustments, consisting only of normal recurring adjustments, that management considers necessary for a fair presentation of the unaudited quarterly results when read in conjunction with the consolidated financial statements and related notes. The Company believes that quarter-to-quarter comparisons of its financial results are not necessarily indicative of future performance.

	For the Year Ended June 27, 2007
	First Quarter	Second Quarter	Third Quarter	As Previously Reported Fourth Quarter	As Restated Fourth Quarter
Revenues	$213,904	$291,005	$499,234	$383,346	$383,346
Operating income	9,889	307	5,128	3,790	3,790
Loss before income taxes	(3,352)	(56,775)	(23,838)	(16,568)	(16,568)
Net Loss from continuing operations	(1,449)	(35,135)	(14,717)	(55,085)	(66,303)
Net income (loss) from discontinued operations	309	199	320	35	35
Net loss	(1,140)	(34,936)	(14,397)	(55,050)	(66,268)

	For the Year Ended June 28, 2006
	First Quarter	Second Quarter	Third Quarter	As Previously Reported Fourth Quarter	As Restated Fourth Quarter
Revenues	$218,806	$210,690	$281,375	$217,753	$217,753
Operating income	16,460	5,071	9,778	11,224	11,224
Income (loss) before income taxes	4,224	(6,434)	(6,113)	(664)	(664)
Net income (loss) from continuing operations	2,659	(4,322)	(2,133)	(3,053)	(4,254)
Net income from discontinued operations	465	403	844	365	365
Net income (loss)	3,124	(3,919)	(1,289)	(2,688)	(3,889)

Net income (loss) for fiscal years 2007 and 2006 was impacted by certain unusual and infrequent transactions as follows:

Net loss for the fourth quarter of fiscal 2007 included pretax charges of $3.9 million related to the merger with Ryan’s and North’s and the integration of the two companies and $0.9 million related to closed restaurant costs. In addition, the fourth quarter of fiscal 2007 included pretax charges of approximately $0.4 million related to the impairment of long lived assets related to one restaurant and $45.5 million to establish a valuation allowance against our deferred tax assets. Net loss for the fourth quarter of fiscal 2006 included pretax charges of $4.6 million for the impairment of long-lived assets and $0.5 million in closed restaurant costs. There amounts were offset by a gain of approximately $0.7 million related to the Visa Check/MasterMoney antitrust litigation settlement. The settlement was recorded in direct and occupancy costs within the restaurant costs section of the consolidated statement of operations.

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

20. Restatement

Subsequent to the issuance of the Company’s 2007 consolidated financial statements, the Company identified certain tax accounting errors related to the merger with Ryan’s Restaurant Group, Inc. on November 1, 2006 (the “Merger”), as well as the Company’s deferred tax balances and related valuation allowance and the classification of income tax refund receivables. As a result, the Company has restated the accompanying consolidated financial statements as of and for the fiscal years ended June 28, 2006 and June 27, 2007. The effects of the restatement are as follows:

Effects on Consolidated Balance Sheet as of June 28, 2006

	As Previously Reported	As Restated
Income Tax Receivable	$—	$117
Total Current Assets	59,732	59,849
Deferred Income Taxes - Current	13,683	12,482
Total Assets	538,496	537,412
Accumulated Deficit	(83,187)	(84,388)
Total Shareholders’ Deficit	(83,151)	(84,352)
Total Liabilities and Shareholders’ Deficit	538,496	537,412

Effects on Consolidated Statement of Operations for the fiscal year ended June 28, 2006

	As Previously Reported	As Restated
Income Tax Benefit	$(2,138)	$(937)
Loss from Continuing Operations	(6,849)	(8,050)
Net Loss	(4,772)	(5,973)

Effects on Consolidated Statement of Cash Flows for the fiscal year ended June 28, 2006

	As Previously Reported	As Restated
Net Loss	$(4,772)	$(5,973)
Deferred Tax Benefit	(3,279)	(2,078)

Effects on Consolidated Balance Sheet as of June 27, 2007

	As Previously Reported	As Restated
Income Tax Receivable	$—	$13,324
Total Current Assets	107,659	120,983
Goodwill	502,046	497,492
Total Assets	952,299	961,069
Income Taxes Payable	3,147	24,336
Total Current Liabilities	237,782	258,971
Total Liabilities	1,140,838	1,162,027
Accumulated Deficit	(188,710)	(201,129)
Total Shareholders’ Deficit	(188,539)	(200,958)
Total Liabilities and Shareholders’ Deficit	952,299	961,069

Effects on Consolidated Statement of Operations for the fiscal year ended June 27, 2007

	As Previously Reported	As Restated
Income Tax (Benefit)/Expense	$5,853	$17,071
Loss from Continuing Operations	(106,386)	(117,604)
Net Loss	(105,523)	(116,741)

Effects on Consolidated Statement of Cash Flows for the fiscal year ended June 27, 2007

	As Previously Reported	As Restated
Net Loss	$(105,523)	$(116,741)
Deferred Tax Benefit	(4,886)	(1,533)
Income Taxes Payable	(18,939)	(11,074)

Additionally, the Company’s management determined that it had not appropriately applied the equity method of accounting in the condensed consolidating financial statements presented in Note 12. Accordingly, the accompanying supplemental financial information for the Parent Company and Guarantor and Non-Guarantor subsidiaries presented in Note 18 has been restated.

21. Subsequent Events

12 ½% Senior Notes

 On January 3, 2008, Buffets announced that it elected to take advantage of the 30-day grace period with respect to the missed interest payment, due January 2, 2008, on its 12 ½% Senior Notes due November 1, 2014 to continue to pursue restructuring discussions with its creditors. The total amount of the interest payment was approximately $18.8 million. Those discussions with creditors did not result in a viable restructuring plan and on January 22, 2008, the Company and each of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under the provisions of Chapter 11 of the U.S. Bankruptcy Code. See “Reorganization Under Chapter 11 of the U.S. Bankruptcy Code” below for further details.

The Chapter 11 filing triggered the immediate acceleration of, and events of default to occur under, the 12 1/2% Senior Notes and the Credit Facility. However, the ability of the Company’s creditors to seek remedies to enforce their rights under these obligations is automatically stayed as a result of the Bankruptcy Cases and their rights to enforcement are subject to the applicable provisions of the Bankruptcy Code.

On January 7, 2008, U.S. Bank National Association resigned as Trustee, Registrar and Paying Agent under the 12 ½% Senior Note Indenture and HSBC Bank USA, N.A. became the successor Trustee, Registrar and Paying Agent.

Forbearance Agreement

On January 10, 2008, Buffets entered into a Forbearance Agreement and Second Amendment to the Credit Facility (the “Forbearance Agreement”) with its Credit Facility Lenders relating to the Company’s Credit Agreement, dated November 1, 2006. The Forbearance Agreement provided that the Administrative Agent and the lenders party to the Credit Agreement would forbear from exercising their default-related rights and remedies with respect to certain, at that time anticipated, defaults under the Credit Agreement, including the failure by the Company to maintain a minimum interest coverage ratio and a maximum leverage ratio and the failure by the Company to make the January 2, 2008 interest payment due on the Company’s 12 ½% Senior Notes within the applicable 30-day grace period. As part of the conditions to the Forbearance Agreement, the Company had to refrain from paying amounts owed with respect to any indebtedness other than the obligations under the Loan Documents during the Forbearance Period. This includes refraining from paying amounts owed under the terms of the Management Agreement with the Caxton-Iseman Party.

Departure of Directors or Certain Officers

On January 11, 2008, Roe H. Hatlen, Vice-Chairman of the Board of Directors of Buffets Holdings and of Buffets, resigned from the respective Company’s Board of Directors. Mr. Hatlen was a member of the Audit Committee. Mr. Hatlen will continue to serve as an advisor to the Company under the terms of the Advisory Agreement he had previously entered into with the Company, which agreement was amended in connection with his resignation to (i) acknowledge that the agreement may be terminated by either party upon 30 days prior written notice and (ii) limit the scope of services to be provided by Mr. Hatlen under the agreement to those that he is requested to perform by the Company’s Chief Executive Officer or such other officer designated by the Chairman of the Company’s Board of Directors.

On January 11, 2008, Robert M. Rosenberg, a member of the Board of Directors of Buffets Holdings and of Buffets, resigned from the respective Company’s Board of Directors. Mr. Rosenberg was also a member of the Company’s Audit Committee.

On January 18, 2008, David S. Lobel, a member of the Board of Directors of Buffets Holdings and of Buffets, resigned from the respective Company’s Board of Directors. Mr. Lobel was a member of the Company’s Compensation Committee. As a result of Mr. Lobel’s resignation, the Management and Fee Agreement, dated October 2, 2000, between Buffets, Inc. and Sentinel Capital Partners, LLC was terminated in accordance with its terms.

On February 1, 2007, Mr. Mario Lee was removed from his positions as Divisional President of the Old Country Buffet and HomeTown Buffet restaurant brands and Executive Vice President of Operations of the Company. At the time of the change Mr. Lee was reassigned as a Regional Vice President of the Company. His annual salary was revised to $192,500 and his participation in the Enterprise Equity Value Grown Bonus Plan was changed to the bonus plan applicable to Regional Vice Presidents.

Reorganization Under Chapter 11 of the U.S. Bankruptcy Code

On January 22, 2008 the Company and each of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under the provisions of Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”), Case Number 08-10141 (collectively, the “Cases”). The petitions were filed in order to enable the Debtors to pursue reorganization efforts under Chapter 11 of the Bankruptcy Code. The Company remains in possession of its assets and will continue to operate its business and manage its property as a debtor-in-possession.

DIP Credit Agreement

In connection with their Chapter 11 filings, the Debtors entered into a $285 million Secured Super-Priority Debtor-In-Possession Credit Agreement (the “DIP Credit Agreement”) among the Company, Buffets, the lenders named therein, and Credit Suisse as Administrative Agent and Collateral Agent. The $285 million DIP Credit Agreement consists of an $85 million new money facility and $200 million of borrowings under Buffets’ Credit Facility that was rolled into the DIP Credit Agreement. Of the $85 million new money facility, $55 million is available subject to certain conditions, on a delayed draw basis until April 30, 2008. The proceeds of the new money loans incurred under the DIP Credit Agreement will be used to fund the continued operations of the Debtors’ businesses as debtors and debtors-in-possession under the Bankruptcy Code, pay certain transactional expenses and fees incurred by the Company and support the Debtors’ working capital needs and general corporate purposes.

Borrowings under the DIP Credit Agreement will bear interest at the rate of LIBOR plus 7.25%, payable in cash monthly. The LIBOR rate will float throughout the life of the DIP Credit Agreement, provided that at no time during the life of the DIP Credit Agreement will the applicable LIBOR rate for the $85 million new money facility under the DIP Credit Agreement be less that 4.00% per annum or greater than 5.00% per annum. In addition, the DIP Credit Agreement obligated the Debtors to pay certain fees to the agents and lenders thereunder, as described in the DIP Credit Agreement.

Obligations under the DIP Credit Agreement are secured by (i) a lien on all of the assets of the Debtors (which lien will have a first priority with respect to substantially all of the Debtors’ assets), including a pledge of all of the equity interests of each of the Company’s domestic subsidiaries and (ii) a super-priority administrative claim in each of the Cases. The Company’s obligations under the DIP Credit Agreement are guaranteed by each of the Buffets subsidiaries which is a Debtor pursuant to a Guarantee and Collateral Agreement, dated January 22, 2008, among Buffets, the Company, the subsidiaries of Buffets named therein and Credit Suisse as Collateral Agent.

The Debtors’ obligations under the DIP Credit Agreement may be accelerated following certain events of default, including (without limitation) any breach by the Debtors of any of the representations, warranties or covenants made in the DIP Credit Agreement, the dismissal by the Bankruptcy Court of any of the Cases, or the conversion of any of the Cases to a case under Chapter 7 of the Bankruptcy Code or the appointment of a trustee pursuant to Chapter 11 of the Bankruptcy Code.

The DIP Credit Agreement matures twelve months from January 22, 2008, provided that there will be one automatic six-month extension of the maturity if the principal balance outstanding under the new money facility of the DIP Credit Agreement is less than or equal to $50 million on such date, provided, further, that if the Company receives $10 million or more in asset sale proceeds during the first twelve months after the Company’s Chapter 11 petition date, the automatic six-month extension of the maturity will be available only if the principal balance outstanding under the new money DIP Credit Agreement is less than or equal to $40 million on such date. If the principal balance outstanding under the new money DIP Credit Agreement is greater than $50 million (or greater than $40 million, if the Company receives $10 million or more in asset proceeds during the first twelve months after the Company’s Chapter 11 petition date) on the twelve-month anniversary, a six-month extension may be granted with the consent of the holders of a majority in amount of the outstanding new money loans.

Interest Rate Swap

On January 22, 2008, the Company received notification that the Chapter 11 filing caused an Event of Default, as defined in the Swap Agreement. As a result of the default, January 22, 2008 was set as the Early Termination Date, as described in the Swap Agreement, and a calculation of the amount owed under the agreement was performed and determined to be approximately $1.0 million. The ability of the transaction counter-party to seek remedies to enforce their rights under the Swap Agreement is automatically stayed as a result of the Bankruptcy Cases and the Pre-Petition Credit Facility lenders’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code.

Store Closures

On February 7, 2008 the Company approved the closure of 52 underperforming restaurants that were primarily leased properties located in 23 states. All but one of the applicable restaurants were closed on February 10th and 11th, 2008. The Company’s ongoing analysis and review of its restaurant portfolio determined that these restaurants did not have the potential to deliver acceptable returns on invested capital. In connection with the restaurant closures, the Company terminated the employment of 2,200 to 2,300 employees.

  In regard to the 52 closed stores, cash charges incurred were approximately $2.1 million. These charges included approximately $0.7 million related to lease termination costs and obligations, $1.2 million related to employee termination costs and approximately $0.2 million related to other associated costs. Non-cash charges related to these closures were approximately $7.5 million. These charges were expensed as incurred pursuant to SFAS 146.

Third Amendment to the Pre-Petition Credit Facility

On March 12, 2008, we received final approval from the Bankruptcy Court for the Third Amendment (the “Third Amendment”) to the Pre-Petition Credit Facility. In accordance with the Third Amendment, we may continue to renew letters of credit originally issued under the Pre-Petition Credit Facility notwithstanding the fact that we filed a petition for relief under Chapter 11 of the Bankruptcy Code.

Goodwill Impairment

On January 22, 2008, the Company voluntarily filed for relief under Chapter 11 of the United States Bankruptcy Code. As a result of the Chapter 11 filing and the events leading up to it, management performed an initial assessment of goodwill impairment as of the end of the second quarter of fiscal 2008, based on market multiples of trailing twelve month EBITDA. Although this initial assessment did not indicate an impairment of goodwill, because of the difficulty in making an assessment given the uncertainty related to the Chapter 11 filing and the development of the reorganization plan, the Company is taking steps to engage an outside firm to perform an independent valuation of goodwill. At this time, the Company is unable to make a good-faith estimate of the potential amount or range of amounts of the impairment charge, if one is determined to exist. Any impairment charge that may result from the completion of the valuation may be material, but will not result in future cash expenditures and will not result in any significant changes to its operations other than those communicated as part of the restructuring plans.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. The Company incurred net losses of $2.2 million, $6.0 million and $116.7 million for the years ended June 29, 2005, June 28, 2006 and June 27, 2007, respectively, incurred a net loss of $43.4 million (unaudited) for the 24 weeks ended December 12, 2007, and an accumulated deficit of $243.7 million (unaudited) and a working capital deficiency of $958.6 million (unaudited) at December 12, 2007, including $822.1 million (unaudited) of long-term debt classified as current as result of the events of default. During the 24 weeks ended December 12, 2007, the Company had net cash used in operations of $14.2 million (unaudited) and completed asset sale transactions for proceeds totaling approximately $14.7 million (unaudited). As a result of these liquidity issues, the Company fell out of compliance with certain financial covenants included in its Pre-Petition Credit Agreement and failed to make an $18.8 million interest payment, due January 2, 2008 on its 12 ½% Senior Notes.

The Company anticipates that substantially all of its and the other Debtor’s liabilities as of the date it filed for bankruptcy will be addressed under, and treated in accordance with, a plan of reorganization to be proposed to and voted on by the Company’s creditors in accordance with the provisions of the Bankruptcy Code. Although the Company intends to file and seek confirmation of such a plan, there can be no assurance as to when the plan will be filed or that the plan will be confirmed by the Bankruptcy Court and consummated. Nor can there be any assurance that the Company will be successful in achieving its goals, or that any measures that are achievable will result in sufficient improvement to the Company’s financial position. Accordingly, until the time that the Company emerges from bankruptcy, there will be no certainty about its ability to continue as a going concern. If a restructuring is not completed, the Company could be forced to sell a significant portion of its assets to retire outstanding indebtedness or, under certain circumstances, to cease operations.

The Company’s continuation as a going concern is contingent upon, amongst other things, its ability (i) to comply with the terms and conditions of the DIP Credit Agreement; (ii) to obtain confirmation of a plan of reorganization under the Bankruptcy Code; (iii) to reduce administrative, operating and interest costs and liabilities through the bankruptcy process; (iv) to return to profitability and (v) to generate sufficient cash flow from operations. These matters create substantial doubt relating to the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability of assets and classifications of liabilities that might result from the outcome of these uncertainties. In addition, a plan of reorganization could materially change the amounts reported in the consolidated financial statements. The consolidated financial statements as of June 27, 2007 do not give effect to any adjustments to the carrying value of assets and liabilities that may become necessary as a consequence of reorganization under Chapter 11.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In connection with the restatements discussed above in the explanatory note to this Form 10-K/A and in Note 20 - “Restatement” to our accompanying consolidated financial statements, under the direction of our Chief Executive Officer and Chief Financial Officer, we reevaluated our disclosure controls and procedures (as defined in Rule 13(a)-15(c) or Rule15(d)-15(e) of the Securities Exchange Act of 1934). We concluded that our disclosure controls and procedures were not effective as of June 27, 2007, solely as a result of the material weakness described below.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected. As of June 27, 2007, we did not maintain effective internal control over the following areas; (1) determination of deferred income tax balances related to a business combination, (2) determination of tax provision amounts related to certain timing differences such as depreciation and (3) determining the appropriate basis at which to record tax reserves, gross versus net. Specifically, controls over the processes and procedures in calculating deferred income tax liabilities related to a business combination were not effective to ensure that the deferred income tax liabilities and allocated goodwill were fairly stated in accordance with generally accepted accounting principles. In addition, controls over the processes and procedures in calculating depreciation for tax purposes were not effective to ensure the accuracy of the calculation and the processes and procedures in determining the basis at which to record tax reserves were not effective to ensure that the tax reserves were fairly stated in accordance with generally accepted accounting principles. These deficiencies resulted in the restatements herein affecting deferred income taxes and related valuation allowance, goodwill, income taxes payable and retained earnings. Additionally, this control deficiency could result in a misstatement in the aforementioned accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Therefore, we have concluded that this control deficiency constitutes a material weakness.

Changes in Internal Control Over Financial Reporting

During the 52 weeks ended June 27, 2007, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding our directors and executive officers:

Name	Age	Position
Frederick J. Iseman	54	Chairman of the Board and Director of Buffets Holdings
Roe H. Hatlen	63	Vice Chairman of the Board and Director of Buffets Holdings
R. Michael Andrews, Jr.	43	Chief Executive Officer
Mario O. Lee	47	Executive Vice President of Operations — Buffets Division
M. Richard Kirk	50	Executive Vice President of Operations — Ryan’s Division
A. Keith Wall	55	Executive Vice President and Chief Financial Officer
Karlin A. Linhardt	44	Executive Vice President of Marketing
Fred P. Williams	49	Executive Vice President of Concept Development and Real Estate
H. Thomas Mitchell	50	Executive Vice President, General Counsel and Secretary
Jane L. Binzak	40	Executive Vice President of Human Resources
Linda J. Allison	53	Executive Vice President of Operations Services
Steven M. Lefkowitz	43	Director of Buffets Holdings
Robert A. Ferris	65	Director of Buffets Holdings
David S. Lobel	54	Director of Buffets Holdings
Robert M. Rosenberg	69	Director of Buffets Holdings
Ankur A. Vora	30	Director of Buffets Holdings

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

•
Executive Physical — We provide each named executive officer the option to participate in an annual physical with the Mayo Clinic Executive Medical Program at no cost to the executive. Upon completion of the physical, the bills are first submitted to the Company’s medical insurance provider and any balance remaining following the application of pre-negotiated provider discounts is paid by the Company.

•
Executive Life Insurance — Our named executive officers are not eligible for the 401(k) Savings Plan because their participation could reduce the opportunity for other employees to participate based on ERISA standards for qualified plans. Instead, the Company offers executives a personally owned whole-life policy, with the premiums paid for by the Company. The face amount of this policy is $500,000 for each executive, and the premiums are treated as income to the executives. Upon the death of the named executive officer, proceeds are payable to the designated beneficiary of their choice.

•
Company Car Allowance — We provide a car allowance to Messrs. Andrews, Williams, Linhardt and Lee. During fiscal 2007, the aggregate annual allowance did not exceed $25,000 for any named executive officer.

•
Founders’ Club Trip — On an annual basis, named executive officers participate in the Founders’ Club trip, which is an event to reward high-performing restaurant managers in the Company. The presence of these executives is required due to their active involvement in the event. Spouse participation is optional, although the Company will pay the travel expenses of spouses choosing to attend and will reflect such expenses as income to the executives.

•
Commuting and relocation reimbursement — We reimburse the cost of commuting and/or relocation expenses for our named executive officers, as applicable. Total reimbursed commuting and relocation costs to Messrs. Wall, Linhardt, Williams and Lee were $81,000 for fiscal 2007.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

For fiscal year 2007, the Compensation Committee was comprised of Messrs. Ferris, Lefkowitz, Vora and Lobel. No members of the Compensation Committee are current or past officers or employees of the Company during the fiscal year. In addition, no members of the Compensation Committee had any relationship requiring disclosure under Item 13 — “Certain Relationships and Related Transactions and Director Independence.”

SUMMARY COMPENSATION TABLE FOR THE 2007 FISCAL YEAR

The following table sets forth information for the fiscal year ended June 27, 2007 concerning the compensation awarded to, earned by or paid to our named executive officers during fiscal 2007 for services rendered to us.

Name and Principal Position	Fiscal Year	Salary	(1) Bonus	(2) Option Awards	(3) Stock Awards	(4) All Other Compensation		Total Compensation
R. Michael Andrews, Jr., Chief Executive Officer and Director	2007	$465,385	$350,000	$—	$102	$29,988		$845,475
A. Keith Wall, Executive Vice President and Chief Financial Officer	2007	264,615	250,000	—	—	28,877		543,492
Fred P. Williams, Executive Vice President of Concept Development and Real Estate	2007	229,000	114,500	6,578	23	62,293	(5)	412,394
Karlin A. Linhardt Executive Vice President of Marketing	2007	266,346	—	—	102	29,752		296,200
Mario O. Lee, Executive Vice President of Operations	2007	245,000	150,000	26,320	8	68,709	(6)	490,037

(1)	Amounts in this column represent discretionary bonuses awarded during the 2007 fiscal year.

(2)
These awards related to options granted during the year under the Equity Participation Plan. Their value is determined using the grant date fair value, as defined in SFAS 123(R). See Note 4 — “Stock-based Compensation” for details on the assumptions used to calculate the value.

(3)
These awards relate to the Phantom Incentive Unit Awards discussed in the “Material Elements of the Compensation Program” section above. The grant date of the phantom incentive unit awards preceded the adoption date of SFAS 123(R). Therefore, for financial reporting purposes, they are accounted for based on the intrinsic value method pursuant to APB 25. However, for purposes of calculating compensation for disclosure in the table above, these phantom incentive unit awards are required to be valued in accordance with the disclosure requirements of SFAS 123(R). As such, their value is determined using the grant date fair value, as defined in SFAS 123(R). See Note 4 — “Stock-based Compensation” for details on the assumptions used to calculate the value.

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

(5)	Amount includes $35,489 in commuting allowance.

(6)	Amount includes $32,500 of relocation expense.

GRANTS IN PLAN-BASED AWARDS FOR THE 2007 FISCAL YEAR

	Estimated Possible Payouts Under non-Equity Incentive Plan Awards		Grant Date	All Other Option awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Option Awards
Name	Threshold ($)	Target ($)
R. Michael Andrews, Jr.	$200,000	$400,000		—	$—	$—
A. Keith Wall	68,750	137,500		—	—	—
Karlin A. Linhardt	96,250	192,500		—	—	—
Mario O. Lee	85,750	171,500	4/5/2007	7,500	9.17	26,320
Fred P. Williams	57,250	114,500		—	—	—

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

OUTSTANDING EQUITY AWARDS FOR THE 2007 FISCAL YEAR

	Option			Stock Unit
	Awards			Awards
	Number of				Market
	Securities			Number of	Value
	Underlying			Units of	of Units
	Unexercised	Option	Option	Stock That	of Stock That
	Options	Exercise	Expiration	Have	Have Not
Name	(#) Exercisable	Price ($)	Date	Not Vested	Vested
R. Michael Andrews, Jr.	—	$—	—	26,000	$407
A. Keith Wall	—	—	—	—	—
Karlin A. Linhardt	—	—	—	26,000	407
Mario O. Lee	500	10.00	1/4/2016	2,000	31
	1,125	16.33	4/8/2019
	250	41.07	4/25/2017
	625	23.72	7/19/2016
	7,500	9.17	4/5/2022
Fred P. Williams	2,500	0.11	11/4/2019	6,000	94

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

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL FOR THE 2007 FISCAL YEAR

The following table shows the amounts named executive officers would receive if their employment were terminated on June 27, 2007.

	R. Michael Andrews, Jr.	A. Keith Wall	Fred P. Williams	Karlin A. Linhardt	Mario O. Lee
Continued base salary	$500,000	$275,000	$229,000	$275,000	$245,000
Continued medical and/or health benefits	9,772	7,330	9,772	9,772	8,606
Continued life insurance and long-term disability coverage	1,761	594	2,795	1,909	4,528
Cash Incentive Bonus	—	—	—	—	—
Equity Incentive Plan	—	—	22,650	—	—
Phantom Incentive Unit Awards	58,890	—	13,590	58,890	4,530
Total Severance Payments	$570,423	$282,924	$277,807	$345,571	$262,664

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

(4)	Mr. Andrews also holds 32,500 phantom stock units of Buffets Holdings.

(5)	Mr. Williams also owned options to purchase 2,500 shares of common stock of Buffets Holdings and holds 7,500 phantom stock units of Buffets Holdings.

(6)	Mr. Lee also owned options to purchase 10,000 shares of common stock of Buffets Holdings and holds 2,500 phantom stock units of Buffets Holdings.

(7)	Mr. Rosenberg also owned options to purchase 12,600 shares of common stock of Buffets Holdings.

(8)	Mr. Linhardt holds 32,500 phantom stock units of Buffets Holdings.

The following table provides information about the securities authorized for issuance under our Equity Participation Plan as of June 28, 2006:

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	102,700	$12.70	11,050
Equity compensation plans not approved by security holders	—	—	—
Total	102,700	$12.70	11,050

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents aggregate fees for professional services rendered by our principal independent registered public accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte & Touche”) for the audit of our annual consolidated financial statements for the years ended June 29, 2005, June 28, 2006 and June 27, 2007.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report:

1.	The following Financial Statements of the Company are included in Part II, Item 8 of this Annual Report on Form 10-K/A:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of June 28, 2006 (Restated) and June 27, 2007 (Restated).

Consolidated Statements of Operations for the Year Ended June 29, 2005, for the Year Ended June 28, 2006 (Restated) and for the Year Ended June 27, 2007 (Restated).

Consolidated Statements of Shareholder’s Deficit for the Year Ended June 29, 2005, for the Year Ended June 28, 2006 (Restated) and for the Year Ended June 27, 2007 (Restated).

Consolidated Statements of Cash Flows for the Year Ended June 29, 2005, for the Year Ended June 28, 2006 (Restated), and for the Year Ended June 27, 2007 (Restated).

Notes to Consolidated Financial Statements (Restated).

2.	Schedules to Financial Statements:

All financial statement schedules have been omitted because they are either inapplicable or the information required is provided in the Company’s Consolidated Financial Statements and Notes thereto, included in Part II, Item 8 of this Annual Report on Form 10-K/A.

3.	See Index to Exhibits on page 102 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUFFETS HOLDINGS, INC.

Date: March 31, 2008	By:	/s/ R. Michael Andrews, Jr.
R. Michael Andrews, Jr.
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ A. Keith Wall
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

10.16
Master Land and Building Lease, dated as of November 1, 2006, by and between FIGRYANF LLC, as landlord, and Fire Mountain Restaurants, LLC, as tenant (“Fortress Set 1 Lease”) (incorporated by reference to Exhibit 10.14 to Buffet Holdings, Inc.’s Registration Statement on Form S-4 filed with the Commission on December 18, 2006 (SEC file no. 333-139436)).

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

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to Buffets Holdings, Inc.’s Annual Report on Form 10-K for the year ended June 30, 2004 (SEC File No. 333-116897)).
21.1	List of Subsidiaries of Buffets Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Buffets Holdings, Inc.’s Current Report on Form 8-K (SEC File No. 333-116897)).
24 31.1*	Powers of Attorney (included on signature pages of this 10-K). Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Provided within