Form 10-Q/A
period 2007-09-19
BUFFETS HOLDINGS, INC.
filed 2008-03-31
CIK 1292731

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

LARGE ACCELERATED FILER ☐	ACCELERATED FILER ☐	NON-ACCELERATED FILER ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The number of shares of Buffets Holdings, Inc. common stock outstanding as of March 31, 2008 was 3,104,510.

EXPLANATORY NOTE

This Form 10-Q/A of Buffets Holdings, Inc. is being filed for the purpose of amending and restating Part I - Items 1, 2 and 4 of our Form 10-Q for the twelve weeks ended September 19, 2007, to reflect the restatement of our condensed consolidated financial statements as of and for the twelve week period ended September 19, 2007 to correct certain tax accounting errors surrounding the merger with Ryan’s Restaurant Group, Inc. on November 1, 2006 (the “Merger”), as well as errors in the Company’s deferred tax balances and related valuation allowance and classification of income tax refund receivables.

No attempt has been made in this Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q, except as required to reflect the effects of the restatement, and the addition of Note 14 - “Subsequent Events.” This Form 10-Q/A does not reflect events after the filing of the Form 10-Q or modify or update those disclosures, including the exhibits to the Form 10-Q affected by subsequent events, except as stated above. Information not affected by the restatement is unchanged and reflects the disclosure made at the time of the original filing of the Form 10-Q on November 5, 2007. Accordingly, this Form 10-Q/A should be read in conjunction with Part I -Item 3 and Part II - Items 1, 1A and 6 of the original Form 10-Q which were not amended in this Form 10-Q/A.

BUFFETS HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BUFFETS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	As Restated - See Note 13	As Restated - See Note 13
	June 27, 2007	September 19, 2007
	(Unaudited)
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,645	$11,528
Receivables	10,219	7,985
Income tax receivable	13,324	19,851
Inventories	32,087	31,869
Prepaid expenses and other current assets	8,632	8,956
Deferred income taxes	3,000	3,000
Assets held for sale	34,959	19,944
Current assets related to discontinued operations	14,117	15,054
Total current assets	120,983	118,187
PROPERTY AND EQUIPMENT, net	221,092	222,131
GOODWILL	497,492	514,982
OTHER INTANGIBLE ASSETS	83,998	67,534
OTHER ASSETS, net	37,092	35,657
NON-CURRENT ASSETS RELATED TO DISCONTINUED OPERATIONS	412	493
Total assets	$961,069	$958,984
LIABILITIES AND SHAREHOLDER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$81,090	$76,222
Accrued liabilities	132,783	123,971
Income taxes payable	24,336	185
Short-term debt	13,000	33,500
Current maturities of long-term debt	6,625	5,300
Current liabilities related to discontinued operations	1,137	1,020
Total current liabilities	258,971	240,198
LONG-TERM DEBT, net of current maturities	822,050	822,050
DEFERRED INCOME TAXES	33,456	26,765
LONG-TERM TAXES PAYABLE	—	26,478
DEFERRED LEASE OBLIGATIONS	38,209	41,011
OTHER LONG-TERM LIABILITIES	9,341	8,566
Total liabilities	1,162,027	1,165,068
SHAREHOLDER’S DEFICIT:
Preferred stock; $.01 par value, 1,100,000 shares authorized; none issued and outstanding as of June 27, 2007 and September 19, 2007	—	—
Common stock; $.01 par value, 3,600,000 shares authorized; 3,104,510 shares issued and outstanding as of June 27, 2007 and September 19, 2007	31	31
Additional paid in capital	82	82
Accumulated deficit	(201,129)	(206,018)
Accumulated other comprehensive income (loss)	58	(179)
Total shareholder’s deficit	(200,958)	(206,084)
Total liabilities and shareholder’s deficit	$961,069	$958,984

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUFFETS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Weeks Ended
		As Restated - See Note 13
	September 20, 2006	September 19, 2007
	(Unaudited)
	(In thousands)
RESTAURANT SALES	$213,904	$376,539
RESTAURANT COSTS:
Food	74,090	130,168
Labor	60,378	111,147
Direct and occupancy	51,872	98,170
Total restaurant costs	186,340	339,485
ADVERTISING EXPENSES	7,227	9,867
GENERAL AND ADMINISTRATIVE EXPENSES	9,266	15,898
CLOSED RESTAURANT COSTS	742	69
MERGER INTEGRATION COSTS	440	1,633
LOSS ON LITIGATION SETTLEMENT	—	54
OPERATING INCOME	9,889	9,533
INTEREST EXPENSE	13,228	20,757
INTEREST INCOME	(28)	(161)
LOSS RELATED TO REFINANCING	243	5
OTHER INCOME	(202)	(270)
LOSS BEFORE INCOME TAXES	(3,352)	(10,798)
INCOME TAX BENEFIT	(1,903)	(4,985)
Net loss from continuing operations	(1,449)	(5,813)
Net income from discontinued operations, net of tax of $208 and $25, respectively.	309	37
Net loss	$(1,140)	$(5,776)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUFFETS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Weeks Ended
		As Restated - See note 13
	September 20, 2006	September 19, 2007
	(Unaudited)
	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(1,140)	$(5,776)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,384	10,041
Amortization of debt issuance cost	413	1,180
Accretion of original issue discount	3,748	—
Loss on disposal of assets	249	45
Deferred income taxes	—	(1,493)
Changes in assets and liabilities:
Receivables	394	2,236
Inventories	172	107
Prepaid expenses and other current assets	190	(890)
Accounts payable	(4,786)	(3,764)
Accrued and other liabilities	(6,335)	(7,892)
Income taxes receivable/payable	(4,963)	(3,313)
Net cash used in operating activities	(4,674)	(9,519)
INVESTING ACTIVITIES:
Proceeds from sale of assets held for sale	—	8,813
Acquisitions, net of liabilities assumed and cash acquired	(3,468)	(1)
Purchase of property and equipment	(6,836)	(11,383)
Collections on notes receivable	697	501
Purchase of other assets	(3,411)	(685)
Net cash used in investing activities	(13,018)	(2,755)
FINANCING ACTIVITIES:
Repayment of previous term loan facility	(466)	—
Proceeds from previous revolver facility	6,000	—
Repayment of term loan funding	—	(1,325)
Proceeds from revolver facility	—	20,500
Debt issuance costs	—	(15)
Net cash provided by financing activities	5,534	19,160
NET CHANGE IN CASH RELATED TO DISCONTINUED OPERATIONS	—	(3)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(12,158)	6,883
CASH AND CASH EQUIVALENTS, beginning of period	20,194	4,645
CASH AND CASH EQUIVALENTS, end of period	$8,036	$11,528
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for —
Interest (net of capitalized interest of $77 and $98)	$14,769	$30,830
Income taxes	$3,268	$473

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUFFETS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (As Restated)

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

Description of Business

The Company owns and operates a chain of restaurants in the United States under the names of Ryan’s®, Fire Mountain®, North’s®, Old Country Buffet®, Country Buffet®, HomeTown Buffet®, Granny’s Buffet SM and Tahoe Joe’s Famous Steakhouse®. The Company, operating principally in the family dining segment, owned and operated 643 restaurants, including 632 family steak-buffet restaurants and eleven Tahoe Joe’s Famous Steakhouse® restaurants, and franchised seventeen restaurants as of September 19, 2007.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes contained in the Company’s Form 10-K/A filed with the Securities and Exchange Commission on March 31, 2008.

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

Goodwill and Other Intangible Assets

The Company tests the recoverability of goodwill and other intangible assets annually or whenever events or circumstances indicate that the carrying amount may not be recoverable. Goodwill and other intangible assets are deemed to be impaired if the fair value of a reporting unit is less than its carrying value. If goodwill or other intangible assets are determined to be impaired, the loss is measured as the amount by which the carrying amount of a reporting unit’s goodwill or other intangible assets exceeds its implied fair value. The fair value of a reporting unit is an estimate based on assumptions regarding its future cash flows. In the event that these assumptions change in the future, the Company may be required to record impairment charges related to its goodwill or other intangible assets. No impairment charges were recorded during the first twelve weeks of fiscal years 2007 and 2008.

Goodwill increased from approximately $497.5 million as of June 27, 2007 to approximately $515.0 million as of September 19, 2007. The increase of $17.5 million is the result of additional goodwill from the Ryan's acquisition. In addition, other intangible assets decreased approximately $16.5 million, including a $16.3 million reduction in trademarks and leasehold interests related to the Ryan's merger valuation and $0.2 million related to amortization of leasehold interests and recipes. See Note 7 - “Acquisitions” for further discussion regarding the goodwill and other intangible assets associated with this transaction.

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

See Note 7 – “Acquisitions” for discussion of the impact of the merger with Ryan’s on the Company’s property and equipment balances.

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

See Note 7 – “Acquisitions” for further discussion of the impact of the merger with Ryan’s on the Company’s accrued liability balances.

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

The borrowings due under the Term Facility are payable in equal quarterly installments in an annual amount equal to 1% of the term loan during each of the first six and a half years of the loan, with the remaining balance payable due on November 1, 2013. The Revolving Facility and the Synthetic Revolving Facility are not subject to interim scheduled principal payments. The Credit Facility is fully and unconditionally guaranteed by Buffets Holdings, which has no independent assets or operations except for the capital stock of Buffets, and its existing and future domestic subsidiaries and is secured by substantially all of the Company’s assets. The Credit Facility contains customary restrictive covenants, including limitations on dividends on, and redemptions and repurchases of, capital stock, liens and sale leaseback transactions, loans and investments, the incurrence of additional indebtedness and mergers, acquisitions and asset sales. In addition, the Credit Facility contains financial covenants, which require that the Company maintains a minimum interest coverage ratio and a maximum leverage ratio. These financial covenants become increasingly restrictive over time. Specifically, on September 20, 2007, the Company’s leverage ratio requirement becomes more restrictive as the then current leverage ratio of 6.00 to 1.00 drops to 5.75 to 1.00. As of September 19, 2007, the Company was in compliance with all covenants and there were no events of default. The Credit Facility also contains customary events of default. Borrowing availability under the Credit Facility and its ability to issue letters of credit depends on there being no default or event of default under the Credit Facility and upon the Company’s continued compliance with the restrictive and financial covenants contained in the Credit Facility. As of the end of the first quarter of fiscal 2008 the Company’s actual leverage ratio was 5.98 against a maximum leverage ratio of 6.00. The maximum leverage ratio drops to 5.75 at the next measurement date which is at the end of the Company’s second quarter of fiscal 2008. The Company continuously monitors compliance with the financial covenants in its Credit Facility and, as of September 19, 2007, was in compliance with these covenants. Depending on the Company's future results, the Company may breach these covenants at the end of its next fiscal quarter or in subsequent quarters. The Company has initiated discussions with the lenders under the Credit Facility to amend or waive the financial covenants. However, there are no assurances that the Company will be successful in obtaining amendments or waivers to the financial covenants on acceptable terms. Failure to obtain a waiver on acceptable terms could have a material adverse effect on the Company. If the Company were unsuccessful in obtaining a waiver of or an amendment to its financial covenants and an event of default were to occur under the Credit Facility, the lenders under the Credit Facility may be able to terminate any commitments they had made to supply the Company with further funds, including not permitting the Company to borrow under the existing revolving Credit Facility and not permitting the Company to issue letters of credit, which would adversely affect its liquidity. In addition, subject to certain cure periods, the occurrence of an event of default may allow the lenders to accelerate the repayment of amounts outstanding under the Credit Facility. Also, if the lenders were to accelerate indebtedness under the Company’s Credit Facility and such payment were not made, it would cause an event of default to occur under the indenture governing the Company’s 12 ½% Senior Notes.

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

Buffets has the option to redeem all or a portion of the 12 1/2% Senior Notes on or after November 1, 2010 at fixed prices that decline over time. Buffets also has the option to redeem up to 35% of the aggregate principal amount of the 12 1/2% Senior Notes on or prior to November 1, 2009 with the proceeds of one or more equity offerings at a redemption price of 112.50% of the principal amount of the 12 1/2% Senior Notes, if at least 65% of the aggregate principal amount of the 12 1/2% Senior Notes are outstanding after each such redemption and such redemption is made not more than 90 days after the consummation of certain equity offerings. Upon certain change of control and asset disposition events as described in the Indenture, Buffets may be required to redeem the 12 1/2% Senior Notes at a purchase price equal to 101% in the case of change of control events, or 100% in the case of asset disposition events, of the principal amount of the 12 1/2% Senior Notes. The 12 1/2% Senior Notes are unsecured senior obligations of Buffets and are jointly and severally guaranteed on a senior unsecured basis by each of its current and future domestic subsidiaries and Buffets Holdings, which has no independent assets or operations except for the capital stock of Buffets. The Indenture contains customary covenants relating to restrictions on indebtedness, dividends on, and redemptions and repurchases of, capital stock, liens, loans and investments, debt and hedging arrangements, mergers, acquisitions and asset sales, transactions with affiliates an changes in business activities conducted by Buffets and certain subsidiaries. The Indenture also contains customary events of default. As of September 19, 2007, the Company was in compliance with all covenants and there were no events of default.

7. Acquisitions

Ryan’s Restaurant Group, Inc.

On November 1, 2006, Buffets completed a merger with Ryan’s. As a result of the Merger, Ryan’s became a wholly-owned subsidiary of Buffets. The Merger was accounted for as a purchase business combination and for accounting purposes, Buffets was the acquiring enterprise. Accordingly, the results of Ryan’s operations are included in the Company’s results of operations for the twelve weeks ended September 19, 2007, but not for the twelve weeks ended September 20, 2006. The aggregate purchase price was approximately $165.4 million (net of cash acquired of $559.4 million), including approximately $18.1 million of capitalized acquisition related expenses. The excess of the purchase consideration plus acquisition costs over the fair value of assets acquired and liabilities assumed of approximately $205.1 million was allocated to goodwill. Substantially all the goodwill is not deductible for tax purposes. The Company is in the process of finalizing restructuring actions related to this acquisition, which may result in adjustment to the purchase price or incremental restructuring charges or both. In certain cases, the allocations of the excess purchase price are based upon preliminary estimates and assumptions. Accordingly, the allocations are subject to revision when the Company receives final information, including appraisals and other analyses. Revisions to the fair values, which may be significant, will be recorded by the Company as further adjustments to the purchase price allocations.

The following table summarizes the allocation of the purchase price to the estimated fair market values of the assets acquired and liabilities assumed at the date of the acquisition:

November 1, 2006
(in thousands)
Cash	$559,406
Assets held for sale	46,869
Deferred tax assets	—
Other current assets	43,134
Property, plant & equipment	100,063
Goodwill	205,124
Other intangible assets (1)	66,735
Other assets	3,749
Total assets acquired	1,025,080
Accounts payable	15,735
Current portion of long-term debt	33,036
Income taxes payable	15,109
Accrued liabilities	70,529
Deferred tax liability	52,011
Long-term debt	111,964
Other long-term liabilities	1,859
Total liabilities assumed	300,243
Net assets acquired	724,837
Less cash acquired	559,406
Net cash paid	$165,431

(1)	In connection with the Merger, the Company acquired approximately $63.4 million in trademarks, $2.5 million in recipes and $0.8 million in leasehold interests.

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

8. Discontinued Operations

In June 2007, the Company developed a plan to sell a substantial portion of the assets and related liabilities of its Tahoe Joe’s Famous Steakhouse® restaurants. The Company is actively marketing the restaurants and expects to complete the sale within the current fiscal year. In accordance with SFAS No. 144, Accounting  for Impairment or Disposal of Long-Lived Assets, the Company has reclassified those assets and related liabilities as held for sale and presented them as discontinued operations in the accompanying condensed consolidated balance sheets. In addition, certain financial results related to those assets and liabilities, including revenues, restaurant costs and related taxes, have been accounted for as discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented.

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

9. Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48 (“FIN48”), Accounting for Uncertainty in Income Taxes, on June 28, 2007. As a result of the implementation of FIN48, the Company recognized a cumulative effect change on retained earnings of approximately $0.9 million. The Company had a liability for total unrecognized income tax benefits in the amount of $25.6 million on June 28, 2007, and if recognized $13.4 million would impact the effective tax rate. Of the total unrecognized tax benefits reflected in the Company’s balance sheet as of June 28, 2007, the date of adoption, $9.5 million represented interest and penalties. As of September 19, 2007, there was an adjustment to the liability for unrecognized income tax benefits in the amount of $0.9 million, all of which represented interest and penalties. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within its operations in income tax expense. In conjunction with the adoption of FIN48, the Company reclassified the liability for unrecognized income tax benefits from current to long-term liabilities in the accompanying condensed consolidated balance sheet as of September 19, 2007.

If any of our unrecognized income tax benefits were recognized, there would be no impact on our effective tax rate. We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statute of limitations within the next twelve months.

The Company files tax returns, including returns for its subsidiaries, in the United States federal jurisdiction and in various state jurisdictions. Uncertain tax positions are related to tax years that remain subject to examination. U.S tax returns for fiscal years ended June, 2003 through 2007 remain subject to examination by federal tax authorities. Various fiscal years remain subject to examination for tax returns for state and local jurisdictions

10. Related-Party Transactions

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

11. Commitments and Contingencies

Litigation

On January 22, 2008, the Company and each of its subsidiaries filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware, Case Number 08-10141. Under the Bankruptcy Code, the filing of a petition automatically stays most litigation pending against the Debtors. For a further description of the bankruptcy filing, see Note 14 - “Subsequent Events.”

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

During the course of discovery, but prior to a motion for certification of a class, the parties reached a settlement of this action in mediation in late February 2007. The settlement received preliminary court approval on September 12, 2007. While the Company is currently not able to predict the outcome of this action, the Company estimates that, should the court provide final approval of the settlement, the Company will pay approximately $7.2 million to resolve this matter. This amount has been recorded in the Company’s accrued litigation reserve and is included in “Accrued Liabilities” in the accompanying condensed consolidated balance sheets. Included in this amount is approximately $0.4 million in attorney fees to be paid to the Company’s external counsel for services rendered through September 19, 2007 specifically related to negotiating the settlement.

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

The Company is also involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of those matters will not have a material adverse effect on the Company’s consolidated financial position or the results of operations.

12. Condensed Consolidating Financial Statements

The following condensed consolidating financial statements are presented pursuant to Rule 3-10 of Regulation S-X and give effect to the restatement discussed in Note 13 - “Restatement.” Buffets, Inc. is an issuer (the “Subsidiary Issuer”) of 12 1/2% Senior Notes that are fully and unconditionally guaranteed by its parent, Buffets Holdings (the “Parent”), as well as each of its current and future domestic subsidiaries including HomeTown Buffet, Inc., OCB Restaurant Company, LLC, OCB Purchasing Co., Tahoe Joe’s, Inc., Buffets Leasing Company, LLC, HomeTown Leasing Company, LLC, OCB Leasing Company, LLC, Tahoe Joe’s Leasing Company, LLC, Ryan’s Restaurant Group, Inc., Big R Procurement Company, LLC, Fire Mountain Restaurants, LLC, Ryan’s Restaurant Leasing Company, LLC, Ryan’s Restaurant Management Group, LLC, Fire Mountain Leasing Company, LLC, Fire Mountain Management Group, LLC, and Buffets Franchise Holdings, LLC (collectively, the “Subsidiary Guarantors”). All guarantees are joint and several and Buffets, Inc. and the subsidiary guarantors are 100% owned by Buffets Holdings.

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

Condensed Consolidating Balance Sheet
As of June 27, 2007

	Parent	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$37	$(1,852)	$6,460	$—	$4,645
Receivables	(312)	1,944	337,143	(328,556)	10,219
Income tax receivable	—	13,324	—	—	13,324
Inventories	—	858	31,229	—	32,087
Prepaid expenses and other current assets	—	6,383	2,249	—	8,632
Deferred income taxes	—	3,000	—	—	3,000
Assets held for sale	—	—	34,959	—	34,959
Current assets related to discontinued operations	—	—	14,117	—	14,117
Total current assets	(275)	23,657	426,157	(328,556)	120,983
PROPERTY AND EQUIPMENT, net	—	7,577	213,515	—	221,092
GOODWILL, net	—	11,442	486,050	—	497,492
OTHER INTANGIBLE ASSETS	—	—	83,998	—	83,998
INVESTMENT IN SUBSIDIARIES	(194,447)	124,476	—	69,971	—
OTHER ASSETS, net	38	183,407	3,447	(149,800)	37,092
NON-CURRENT ASSETS RELATED TO DISCONTINUED OPERATIONS	—	—	412	—	412
Total assets	$(194,684)	$350,559	$1,213,579	$(408,385)	$961,069
LIABILITIES AND SHAREHOLDER’S EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$—	$398,048	$11,598	$(328,556)	$81,090
Accrued liabilities	—	70,912	61,871	—	132,783
Income taxes payable	6,274	18,062	—	—	24,336
Short term debt	—	299	12,701		13,000
Current maturities of long-term debt	—	152	6,473	—	6,625
Current liabilities related to discontinued operations	—	—	1,137	—	1,137
Total current liabilities	6,274	487,473	93,780	(328,556)	258,971
LONG-TERM DEBT, net of current maturities	—	18,907	952,943	(149,800)	822,050
DEFERRED INCOME TAXES	—	33,456	—	—	33,456
DEFERRED LEASE OBLIGATIONS	—	2,328	35,881	—	38,209
OTHER LONG-TERM LIABILITIES	—	2,842	6,499	—	9,341
Total liabilities	6,274	545,006	1,089,103	(478,356)	1,162,027
COMMITMENTS AND CONTINGENCIES
SHAREHOLDER’S EQUITY (DEFICIT)
Common stock	31	—	—	—	31
Additional paid in capital	82	—	—	—	82
Retained earnings (accumulated deficit)	(201,129)	(194,505)	124,476	70,029	(201,129)
Accumulated comprehensive income	58	58	—	(58)	58
Total shareholder’s equity (deficit)	(200,958)	(194,447)	124,476	69,971	(200,958)
Total liabilities and shareholder’s equity (deficit)	$(194,684)	$350,559	$1,213,579	$(408,385)	$961,069

Condensed Consolidating Balance Sheet
As of September 19, 2007

	Parent	Subsidiary Issuer	Subsidiary Guarantors	Elimination	Consolidated
ASSETS	(Unaudited)
CURRENT ASSETS:	(In thousands)
Cash and cash equivalents	$37	$6,438	$5,053	$—	$11,528
Receivables	(6,586)	7,921	372,527	(365,877)	7,985
Income tax receivable	—	19,851	—	—	19,851
Inventories	—	856	31,013	—	31,869
Prepaid expenses and other current assets	—	5,440	3,516	—	8,956
Deferred income taxes	—	1,514	1,486	—	3,000
Assets held for sale	—	—	19,944	—	19,944
Current assets related to discontinued operations	—	—	15,054	—	15,054
Total current assets	(6,549)	42,020	448,593	(365,877)	118,187
PROPERTY AND EQUIPMENT, net	—	7,721	214,410	—	222,131
GOODWILL, net	—	11,845	503,137	—	514,982
OTHER INTANGIBLE ASSETS	—	—	67,534	—	67,534
INVESTMENT IN SUBSIDIARIES	(199,573)	124,520	—	75,053	—
OTHER ASSETS, net	38	181,845	3,574	(149,800)	35,657
NON-CURRENT ASSETS RELATED TO DISCONTINUED OPERATIONS	—	—	493	—	493
Total assets	$(206,084)	$367,951	$1,237,741	$(440,624)	$958,984
LIABILITIES AND SHAREHOLDER’S EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$—	$430,544	$11,555	$(365,877)	$76,222
Accrued liabilities	—	58,551	65,420	—	123,971
Income taxes payable	—	185	—	—	185
Short term debt	—	770	32,730	—	33,500
Current maturities of long-term debt	—	122	5,178	—	5,300
Current liabilities related to discontinued operations	—	—	1,020	—	1,020
Total current liabilities	—	490,172	115,903	(365,877)	240,198
LONG-TERM DEBT, net of current maturities	—	18,907	952,943	(149,800)	822,050
DEFERRED INCOME TAXES	—	26,765	—	—	26,765
LONG-TERM TAXES PAYABLE	—	26,478	—	—	26,478
DEFERRED LEASE OBLIGATIONS	—	2,410	38,601	—	41,011
OTHER LONG-TERM LIABILITIES	—	2,792	5,774	—	8,566
Total liabilities	—	567,524	1,113,221	(515,677)	1,165,068
COMMITMENTS AND CONTINGENCIES
SHAREHOLDER’S EQUITY (DEFICIT)
Common stock	31	—	—	—	31
Additional paid in capital	82	—	—	—	82
Retained earnings (accumulated deficit)	(206,018)	(199,394)	124,505	74,889	(206,018)
Accumulated comprehensive income (loss)	(179)	(179)	15	164	(179)
Total shareholder’s equity (deficit)	(206,084)	(199,573)	124,520	75,053	(206,084)
Total liabilities and shareholder’s equity (deficit)	$(206,084)	$367,951	$1,237,741	$(440,624)	$958,984

Condensed Consolidating Statement of Operations
For the Twelve Weeks Ended September 20, 2006

	Parent	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
	(In thousands)
RESTAURANT SALES	$—	$10,493	$203,411	$—	$213,904
RESTAURANT COSTS:
Food	—	3,761	70,329	—	74,090
Labor	—	3,074	57,304	—	60,378
Direct and occupancy	—	1,491	50,381	—	51,872
Total restaurant costs	—	8,326	178,014	—	186,340
ADVERTISING EXPENSES	—	343	6,884	—	7,227
GENERAL AND ADMINISTRATIVE EXPENSES	1	461	8,804	—	9,266
CLOSED RESTAURANT COSTS	—	—	742	—	742
MERGER INTEGRATION COSTS	—	440	—	—	440
OPERATING INCOME (LOSS)	(1)	923	8,967	—	9,889
INTEREST EXPENSE	3,637	575	9,016	—	13,228
INTEREST INCOME	—	(28)	—	—	(28)
LOSS RELATED TO REFINANCING	—	243	—	—	243
OTHER INCOME	—	(202)	—	—	(202)
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET LOSS OF SUBSIDIARIES	(3,638)	335	(49)	—	(3,352)
INCOME TAX EXPENSE (BENEFIT)	(1,996)	126	(33)	—	(1,903)
Net income (loss) before equity in earnings of subsidiaries	(1,642)	209	(16)	—	(1,449)
Equity in earnings of subsidiaries	502	293	—	(795)	—
Net income (loss) from continuing operations	(1,140)	502	(16)	(795)	(1,449)
Net income from discontinued operations, net of tax	—	—	309	—	309
Net income (loss)	$(1,140)	$502	$293	$(795)	$(1,140)

Condensed Consolidating Statement of Operations
For the Twelve Weeks Ended September 19, 2007

	Parent	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
	(Unaudited)
	(In thousands)
RESTAURANT SALES	$—	$10,047	$366,492	$—	$376,539
RESTAURANT COSTS:
Food	—	3,605	126,563	—	130,168
Labor	—	2,934	108,213	—	111,147
Direct and occupancy	—	1,505	96,665	—	98,170
Total restaurant costs	—	8,044	331,441	—	339,485
ADVERTISING EXPENSES	—	258	9,609	—	9,867
GENERAL AND ADMINISTRATIVE EXPENSES	—	428	15,622	(152)	15,898
CLOSED RESTAURANT COSTS	—	—	69	—	69
MERGER INTEGRATION COSTS	—	789	844	—	1,633
LOSS ON LITIGATION SETTLEMENT	—	54	—	—	54
OPERATING INCOME (LOSS)	—	474	8,907	152	9,533
INTEREST EXPENSE	—	477	20,278	2	20,757
INTEREST INCOME	—	(159)	—	(2)	(161)
LOSS RELATED TO REFINANCING	—	5	—	—	5
OTHER INCOME	—	(422)	—	152	(270)
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN NET LOSS OF SUBSIDIARIES	—	573	(11,371)	—	(10,798)
INCOME TAX EXPENSE (BENEFIT)	—	291	(5,276)	—	(4,985)
Net income (loss) before equity in earnings of subsidiaries	—	282	(6,095)	—	(5,813)
Equity in earnings of subsidiaries	(5,776)	(6,058)	—	11,834	—
Net income (loss) from continuing operations	(5,776)	(5,776)	(6,095)	11,834	(5,813)
Net income from discontinued operations, net of tax	—	—	37	—	37
Net income (loss)	$(5,776)	$(5,776)	$(6,058)	$11,834	$(5,776)

Condensed Consolidating Statement of Cash Flows
For the Twelve Weeks Ended September 20, 2006

	Parent	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
	(In thousands)
OPERATING ACTIVITIES:
Net income (loss)	$(1,140)	$502	$293	$(795)	$(1,140)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	—	684	6,700	—	7,384
Amortization of debt issuance costs	94	19	300	—	413
Accretion of original issue discount	3,543	12	193	—	3,748
Loss on disposal of assets	—	—	249	—	249
Equity in earnings of subsidiaries	(502)	(293)	—	795	—
Changes in assets and liabilities:
Receivables	—	9,205	(8,659)	(152)	394
Inventories	—	1	171	—	172
Prepaid expenses and other current assets	1	1,195	(1,006)	—	190
Accounts payable	—	(5,211)	425	—	(4,786)
Accrued and other liabilities	—	(5,829)	(506)	—	(6,335)
Income taxes payable/refundable	(1,996)	(2,967)	—	—	(4,963)
Net cash used in operating activities	—	(2,682)	(1,840)	(152)	(4,674)
INVESTING ACTIVITIES:
Acquisitions, net of liabilities assumed and cash acquired	—	—	(3,468)	—	(3,468)
Purchase of property and equipment	—	(123)	(6,713)	—	(6,836)
Corporate cash advances (payments)	—	(4,835)	4,683	152	—
Collection of notes receivable	—	697	—	—	697
Proceeds from sale (purchase) of other assets	—	(2,897)	(514)	—	(3,411)
Net cash provided by (used in) investing activities	—	(7,158)	(6,012)	152	(13,018)
FINANCING ACTIVITIES:
Repayment of debt	—	(28)	(438)	—	(466)
Proceeds from revolving credit facility	—	360	5,640	—	6,000
Net cash provided by financing activities	—	332	5,202	—	5,534
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	(9,508)	(2,650)	—	(12,158)
CASH AND CASH EQUIVALENTS, beginning of period	37	14,068	6,089	—	20,194
CASH AND CASH EQUIVALENTS, end of period	$37	$4,560	$3,439	$—	$8,036

Condensed Consolidating Statement of Cash Flows
For the Twelve Weeks Ended September 19, 2007

	Parent	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
	(In thousands)
OPERATING ACTIVITIES:
Net income (loss)	$(5,739)	$(5,739)	$(6,058)	$11,760	$(5,776)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	—	645	9,396	—	10,041
Amortization of debt issuance costs	—	27	1,153	—	1,180
Loss on disposal of assets	—	—	45	—	45
Deferred income taxes	—	(34)	(1,459)	—	(1,493)
Equity in earnings of subsidiaries	5,739	6,021	—	(11,760)	—
Changes in assets and liabilities:
Receivables	—	17,288	(15,052)	—	2,236
Inventories	—	2	105	—	107
Prepaid expenses and other current assets	—	442	(1,332)	—	(890)
Due from parent	6,274	(6,274)	—	—	—
Accounts payable		(4,825)	1,061		(3,764)
Accrued and other liabilities	—	(12,329)	4,437	—	(7,892)
Income taxes payable/refundable	(6,274)	2,961	—	—	(3,313)
Net cash used in operating activities	—	(1,815)	(7,704)	—	(9,519)
INVESTING ACTIVITIES:
Proceeds from sale of assets held for sale	—	—	8,813	—	8,813
Acquisitions, net of liabilities assumed and cash acquired		—	(1)		(1)
Purchase of property and equipment	—	(497)	(10,886)	—	(11,383)
Collection of notes receivable	—	501	—	—	501
Corporate cash advances (payments)	—	9,786	(9,786)	—	—
Proceeds from sale of other assets	—	(126)	(559)	—	(685)
Net cash provided by (used in) investing activities	—	9,664	(12,419)	—	(2,755)
FINANCING ACTIVITIES:
Payments on new term loan funding		(30)	(1,295)		(1,325)
Proceeds from new revolver facility	—	471	20,029	—	20,500
Debt issuance costs	—	—	(15)	—	(15)
Net cash provided by financing activities	—	441	18,719	—	19,160
NET CHANGE IN CASH AND CASH EQUIVALENTS RELATED TO DISCONTINUED OPERATIONS	—	—	(3)	—	(3)
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	8,290	(1,407)	—	6,883
CASH AND CASH EQUIVALENTS, beginning of period	37	(1,852)	6,460	—	4,645
CASH AND CASH EQUIVALENTS, end of period	$37	$6,438	$5,053	$—	$11,528

13. Restatement

Subsequent to the issuance of the Company’s condensed consolidated financial statements for the period ended September 19, 2007, the Company identified certain tax accounting errors related to the merger with Ryan’s Restaurant Group, Inc. on November 1, 2006 (the “Merger”), as well as the Company’s deferred tax balances and related valuation allowance and the classification of income tax refund receivables. As a result, the Company has restated the accompanying condensed consolidated financial statements. The effects of the restatement are as follows:

Effects on Consolidated Balance Sheet as of June 27, 2007

	As Previously Reported	As Restated
Income Tax Receivable	$—	$13,324
Total Current Assets	107,659	120,983
Goodwill	502,046	497,492
Total Assets	952,299	961,069
Income Taxes Payable	3,147	24,336
Total Current Liabilities	237,782	258,971
Total Liabilities	1,140,838	1,162,027
Accumulated Deficit	(188,710)	(201,129)
Total Shareholders’ Deficit	(188,539)	(200,958)
Total Liabilities and Shareholders’ Deficit	952,299	961,069

Effects on Condensed Consolidated Balance Sheet as of September 19, 2007

	As Previously Reported	As Restated
Goodwill	$519,536	$514,982
Total Assets	963,538	958,984
Income Taxes Payable	1,019	185
Total Current Liabilities	241,032	240,198
Long-Term Taxes Payable	16,838	26,478
Total Liabilities	1,156,262	1,165,068
Accumulated Deficit	(192,658)	(206,018)
Total Shareholders’ Deficit	(192,724)	(206,084)
Total Liabilities and Shareholders’ Deficit	963,538	958,984

Effects on Condensed Consolidated Statement of Operations for the twelve-week period ended September 19, 2007

	As Previously Reported	As Restated
Income Tax Benefit	$(5,412)	$(4,985)
Loss from Continuing Operations	(5,386)	(5,813)
Net Loss	(5,349)	(5,776)

Effects on Condensed Consolidated Statement of Cash Flows for the twelve-week period ended September 19, 2007

	As Previously Reported	As Restated
Net Loss	$(5,349)	$(5,776)
Income Taxes Payable	(3,740)	(3,313)

Additionally, the Company’s management determined that it had not appropriately applied equity method accounting in the condensed consolidating financial statements presented in Note 12. Accordingly, the accompanying supplemental financial information for the Parent Company and Guarantor and Non-Guarantor subsidiaries presented in Note 12 has been restated.

14. Subsequent Events

12 ½% Senior Notes

 On January 3, 2008, Buffets announced that it elected to take advantage of the 30-day grace period with respect to the missed interest payment, due January 2, 2008, on its 12 ½% Senior Notes due November 1, 2014 to continue to pursue restructuring discussions with its creditors. The total amount of the missed interest payment was approximately $18.8 million. Those discussions with creditors did not result in a viable restructuring plan and on January 22, 2008, the Company and each of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under the provisions of Chapter 11 of the U.S. Bankruptcy Code. See “Reorganization Under Chapter 11 of the U.S. Bankruptcy Code” below for further details.

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

DIP Credit Agreement

In connection with their Chapter 11 filings, the Debtors entered into a $285 million Secured Super-Priority Debtor-In-Possession Credit Agreement (the “DIP Credit Agreement”) among the Company, Buffets, the lenders named therein, and Credit Suisse as Administrative Agent and Collateral Agent. The $285 million DIP Credit Agreement consists of an $85 million new money facility and $200 million of borrowings under Buffets’ Credit Facility that was rolled into the DIP Credit Agreement. Of the $85 million new money facility, $55 million is available subject to certain conditions, on a delayed draw basis until April 30, 2008. The proceeds of the new money loans incurred under the DIP Credit Agreement will be used to fund the continued operations of the Debtors’ businesses as debtors and debtors-in-possession under the Bankruptcy Code, pay certain transactional expenses and fees incurred by the Company and support the Debtors’ working capital needs and for general corporate purposes.

Borrowings under the DIP Credit Agreement will bear interest at the rate of LIBOR plus 7.25%, payable in cash monthly. The LIBOR rate will float throughout the life of the DIP Credit Agreement, provided that at no time during the life of the DIP Credit Agreement will the applicable LIBOR rate for the $85 million new money facility outstanding under the DIP Credit Agreement be less that 4.00% per annum or greater than 5.00% per annum. In addition, the DIP Credit Agreement obligated the Debtors to pay certain fees to the agents and lenders thereunder, as described in the DIP Credit Agreement.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. The Company incurred net losses of $2.2 million, $6.0 million and $116.7 million for the years ended June 29, 2005, June 28, 2006 and June 27, 2007, respectively, incurred a net loss of $43.4 million for the 24 weeks ended December 12, 2007, and an accumulated deficit of $243.7 million (unaudited) and a working capital deficiency of $958.6 million (unaudited) at December 12, 2007, including $822.1 million (unaudited) of long-term debt classified as current as a result of the events of default. During the 24 weeks ended December 12, 2007, the Company had net cash used in operations of $14.2 million (unaudited) and completed asset sale transactions for proceeds totaling approximately $14.7 million  (unaudited). As a result of these liquidity issues, the Company fell out of compliance with certain financial covenants included in its Pre-Petition Credit Agreement and failed to make an $18.8 million interest payment, due January 2, 2008 on its 12 ½% Senior Notes.

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

The Company’s continuation as a going concern is contingent upon, amongst other things, its ability (i) to comply with the terms and conditions of the DIP Credit Agreement; (ii) to obtain confirmation of a plan or reorganization under the Bankruptcy Code; (iii) to reduce administrative, operating and interest costs and liabilities through the bankruptcy process; (iv) to return to profitability and (v) to generate sufficient cash flow from operations. These matters create uncertainty relating to the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability of assets and classifications of liabilities that might result from the outcome of these uncertainties. In addition, a plan of reorganization could materially change the amounts reported in the consolidated financial statements. The accompanying condensed consolidated financial statements do not give effect to all the adjustments to the carrying value of assets and liabilities that may become necessary as a consequence of reorganization under Chapter 11.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND  RESULTS OF OPERATIONS

The following management’s discussion and analysis gives effect to the restatements discussed in Note 13 to the condensed consolidated financial statements. You should read the following discussion in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report. Unless the context indicates or requires otherwise, (i) the term “Buffets Holdings” refers to Buffets Holdings, Inc.; (ii) the term “Buffets” refers to Buffets, Inc., our principal operating subsidiary; (iii) the terms “we,” “our,” “ours,” and the “Company” refer to Buffets Holdings, Inc. and its subsidiaries. Some of the statements in the following discussion are  forward-looking statements. See “Forward-Looking Statements and Risk Factors” elsewhere in this filing. Historical results will not be indicative of future results due to the consummation of the merger transaction with Ryan’s Restaurant Group, Inc. (“Ryan’s”) and the related refinancing of our indebtedness and Ryan’s indebtedness.

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

Share Based Compensation

We are a nonpublic entity, as defined by SFAS No. 123(R), Share-Based Payment , which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options based on estimated fair value on the grant date.

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

There was no financial statement impact associated with the adoption of SFAS 123(R) and we did not recognize or record any share-based compensation for twelve week periods ended September 20, 2006 and September 19, 2007.

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

Twelve weeks ended September 19, 2007 compared to twelve weeks ended September 20, 2006:

The following table sets forth our results of operations based on the percentage relationship of the items listed to our restaurant sales during the periods shown:
	Twelve Weeks Ended
	September 20, 2006		September 19, 2007
	(dollars in thousands)
Restaurant sales	$213,904	100.0%	$376,539	100.0%
Restaurant costs:
Food	74,090	34.6	130,168	34.6
Labor	60,378	28.2	111,147	29.5
Direct and occupancy	51,872	24.3	98,170	26.1
Total restaurant costs	186,340	87.1	339,485	90.2
Advertising expenses	7,227	3.4	9,867	2.6
General and administrative expenses	9,266	4.3	15,898	4.2
Closed restaurant costs	742	0.3	69	0.0
Merger integration costs	440	0.2	1,633	0.4
Loss on litigation settlement	—	—	54	0.0
Operating income	9,889	4.6	9,533	2.5
Interest expense	13,228	6.2	20,757	5.5
Interest income	(28)	(0.0)	(161)	(0.0)
Loss related to refinancing	243	0.1	5	0.0
Other income	(202)	(0.1)	(270)	(0.1)
Loss before income taxes	(3,352)	(1.6)	(10,798)	(2.9)
Income tax benefit	(1,903)	(0.9)	(4,985)	(1.3)
Net loss from continuing operations	(1,449)	(0.7)	(5,813)	(1.5)
Net income from discontinued operations, net of tax	309	0.1	37	0.0
Net loss	$(1,140)	(0.5)	$(5,776)	(1.5)

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

Income Taxes. Income tax benefit increased 40 basis points as a percentage of sales for the twelve weeks ended September 19, 2007 versus the comparable period in the prior year, principally due to a $6.2 million reduction in our deferred tax valuation allowance related to Ryan’s. This adjustment is due to provision-to-return differences reflecting higher deductions in Ryan’s November 1, 2006 stub period tax return than initially expected, primarily related to changes in tax accounting methods. The adjustment to the valuation allowance is recorded in “Income tax benefit” in the accompanying condensed consolidated statements of operations, whereas the adjustment to the underlying deferred tax asset balances is recorded in “Goodwill” in the accompanying condensed consolidated balance sheets. The adjustment to the valuation allowance has been partially offset by a reduction in our projected effective rate for fiscal 2008 and an adjustment of $1.0 million to accrue quarterly interest on tax reserve items.

Excluding the $6.2 million of adjustments above and the impact of presenting Tahoe Joe’s tax provision within discontinued operations, our projected effective rate for fiscal 2008 is approximately (2.3)%.  The difference between this rate and the statutory rate is due to the projected increase in our valuation allowance to offset the tax benefits from our projected loss before income taxes. As a result, this rate primarily reflects projected state income tax expense for fiscal 2008.

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

Our short-term and long-term liquidity needs arise primarily from principal and interest payments on our indebtedness, rent payments under our lease agreements, capital expenditures and working capital requirements, including development and construction of new restaurants, restaurant refurbishment and the installation of new information systems. We expect these requirements to continue in the foreseeable future. Our primary sources of liquidity are cash flow from operations, landlord contributions, credits received from trade suppliers and available borrowing capacity under our Credit Facility, including revolving credit loans, swing line loans and the ability to issue letters of credit. See “— Credit Facilities and Other Long Term Debt.”

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

The borrowings due under the Term Facility are payable in equal quarterly installments in an annual amount equal to 1% of the term loan during each of the first six and a half years of the loan, with the remaining balance payable due on November 1, 2013. The Revolving Facility and the Synthetic Revolving Facility are not subject to interim scheduled principal payments. The Credit Facility is fully and unconditionally guaranteed by Buffets Holdings, which has no independent assets or operations except for the capital stock of Buffets, and its existing and future domestic subsidiaries and is secured by substantially all of the Company’s assets. The Credit Facility contains customary restrictive covenants, including limitations on dividends on, and redemptions and repurchases of, capital stock, liens and sale leaseback transactions, loans and investments, the incurrence of additional indebtedness and mergers, acquisitions and asset sales. In addition, the Credit Facility contains financial covenants, which require that we maintain a minimum interest coverage ratio and a maximum leverage ratio. These financial covenants become increasingly restrictive over time. Specifically, on September 20, 2007, our leverage ratio requirement becomes more restrictive as the current leverage ratio of 6.00 to 1.00 drops to 5.75 to 1.00. As of September 19, 2007, there were no events of default and we were in compliance with all covenants. The Credit Facility also contains customary events of default. Borrowing availability under the Credit Facility and our ability to continue to issue letters of credit depends on there being no default or event of default under the Credit Facility and upon our continued compliance with the restrictive and financial covenants contained in the Credit Facility. As of the end of the first quarter of fiscal 2008 the Company's actual leverage ratio was 5.98 against a maximum leverage ratio of 6.00. The maximum leverage ratio drops to 5.75 at the next measurement date which is at the end of the Company's second quarter of fiscal 2008. We continuously monitor compliance with the financial covenants in our Credit Facility and, as of September 19, 2007, were in compliance with these covenants. Depending on our future results we may breach these covenants at the end of our next fiscal quarter or in subsequent quarters. We have initiated discussions with the lenders under our Credit Facility to amend or waive the financial covenants. However, there are no assurances that we will be successful in obtaining amendments or waivers to the financial covenants on acceptable terms. Failure to obtain a waiver on acceptable terms could have a material adverse effect on the Company. See “Risk Factors—Our credit facility contains financial covenants. If we are unable to comply with these covenants, our liquidity could be adversely affected.”

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

Forward-Looking Statements and Risk Factors

This Quarterly Report on Form 10-Q/A includes some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. All statements other than statements of current or historical fact contained in this Quarterly Report on Form 10-Q/A, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” and similar expressions, as they relate to us, are intended to identify forward-looking statements. In particular, these include, among other things, the factors that are described in the “Risk Factors” identified in our Annual Report on Form 10-K/A, filed with the Securities and Exchange Commission on March 31, 2008, and statements relating to general business and economic conditions, changes in consumer confidence and the level of their discretionary spending and restaurant visitation frequency, negative publicity, the impact of competition, the ability to integrate the restaurants acquired in the Ryan’s acquisition, the ability to realize the benefits and synergies of the Ryan’s acquisition, the ability to service our substantial indebtedness and otherwise comply with our lending covenants, the seasonality of our business, adverse weather conditions, future commodity prices, fuel and utility costs, changes in minimum wage rates, availability of food products, labor availability, retention and costs, employment and environmental laws, public health developments including avian flu and E. coli, developments affecting the public’s perception of buffet-style restaurants, real estate availability, interest rate fluctuations, political environment (including acts of terrorism and wars), governmental regulations and inflation.

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. They can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and assumptions, including the risks, uncertainties and assumptions described in the “Risk Factors/Forward-Looking Statements” identified in our Annual Report on Form 10-K/A filed on March 31, 2008, as updated in any Quarterly Report on Form 10-Q. In light of these risks, uncertainties and assumptions, the forward-looking statements in this Quarterly Report on Form 10-Q/A may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements. When you consider these forward-looking statements, you should keep in mind these risk factors and other cautionary statements in this Quarterly Report on Form 10-Q/A.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In connection with the restatements discussed above in the explanatory note to this Form 10-Q/A and in Note 13 - “Restatement” to our accompanying condensed consolidated financial statements, under the direction of our Chief Executive Officer and Chief Financial Officer, we reevaluated our disclosure controls and procedures (as defined in Rule 13(a)-15(c) or Rule15 (d)-15(e) of the Securities Exchange Act of 1934). We concluded that our disclosure controls and procedures were not effective as of September 19, 2007, solely as a result of the material weakness described below.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected. As of September 19, 2007, we did not maintain effective internal control over the following areas; (1) determination of deferred income tax balances related to a business combination, (2) determination of tax provision amounts related to certain timing differences such as depreciation and (3) determining the appropriate basis at which to record tax reserves, gross versus net. Specifically, controls over the processes and procedures in calculating deferred income tax liabilities related to a business combination were not effective to ensure that the deferred income tax liabilities and allocated goodwill were fairly stated in accordance with generally accepted accounting principles. In addition, controls over the processes and procedures in calculating depreciation for tax purposes were not effective to ensure the accuracy of the calculation and the processes and procedures in determining the basis at which to record tax reserves were not effective to ensure that the tax reserves were fairly stated in accordance with generally accepted accounting principles. These deficiencies resulted in the restatements herein affecting deferred income taxes and related valuation allowance, goodwill, income taxes payable and retained earnings. Additionally, this control deficiency could result in a misstatement in the aforementioned accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Therefore, we have concluded that this control deficiency constitutes a material weakness.

Changes in Internal Control Over Financial Reporting

During the twelve weeks ended September 19, 2007, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the course of discovery, but prior to a motion for certification of a class, the parties reached a settlement of this action in mediation in late February 2007. The settlement received preliminary court approval on September 12, 2007. While the Company is currently not able to predict the outcome of this action, the Company estimates that should the court provide final approval of the settlement, the Company will pay approximately $7.2 million to resolve this matter. This amount has been recorded in the Company’s accrued litigation reserve and is included in “Accrued Liabilities” in the Company’s accompanying Consolidated Balance Sheets and “Loss on Litigation Settlement” in the Company’s Consolidated Statements of Operations. Also included in the Loss on Litigation Settlement is approximately $0.4 million in attorney fees to be paid to the Company’s external counsel for services rendered through September 19, 2007 specifically related to negotiating the settlement.

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

ITEM 1A. RISK FACTORS

Risks Relating to Our Business

For a more detailed discussion of risk factors affecting the Company's business, please also refer to the section entitled “Risk Factors / Forward Looking Statements” in our Annual Report on Form 10-K/A, filed with the Securities and Exchange Commission on March 31, 2008.

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

ITEM 6. EXHIBITS

See Index to Exhibits on page 40 of this report.

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