Form 10-Q
period 2007-12-12
BUFFETS HOLDINGS, INC.
filed 2008-03-31
CIK 1292731

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 12, 2007

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

LARGE ACCELERATED FILER ☐	ACCELERATED FILER ☐
NON-ACCELERATED FILER ☑	SMALLER REPORTING COMPANY ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑

The number of shares of Buffets Holdings, Inc. common stock outstanding as of March 31, 2008 was 3,104,510.

BUFFETS HOLDINGS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BUFFETS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 27, 2007	December 12, 2007
	(Unaudited)
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,645	$21,442
Receivables	10,219	6,579
Income tax receivable	13,324	5,960
Inventories	32,087	31,554
Prepaid expenses and other current assets	8,632	15,653
Deferred income taxes	3,000	3,000
Assets held for sale	34,959	24,487
Current assets related to discontinued operations	14,117	15,406
Total current assets	120,983	124,081
PROPERTY AND EQUIPMENT, net	221,092	203,159
GOODWILL	497,492	515,689
OTHER INTANGIBLE ASSETS	83,998	67,461
OTHER ASSETS, net	37,092	34,630
NON-CURRENT ASSETS RELATED TO DISCONTINUED OPERATIONS	412	427
Total assets	$961,069	$945,447
LIABILITIES AND SHAREHOLDER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$81,090	$70,058
Accrued liabilities	132,783	131,234
Income taxes payable	24,336	154
Short-term debt	13,000	54,000
Current maturities of long-term debt	6,625	826,025
Current liabilities related to discontinued operations	1,137	1,215
Total current liabilities	258,971	1,082,686
LONG-TERM DEBT, net of current maturities	822,050	—
DEFERRED INCOME TAXES	33,456	26,687
LONG-TERM TAXES PAYABLE	—	27,001
DEFERRED LEASE OBLIGATIONS	38,209	43,427
OTHER LONG-TERM LIABILITIES	9,341	9,541
Total liabilities	1,162,027	1,189,342
SHAREHOLDER’S DEFICIT:
Preferred stock; $.01 par value, 1,100,000 shares authorized; none issued and outstanding as of June 27, 2007 and December 12, 2007	—	—
Common stock; $.01 par value, 3,600,000 shares authorized; 3,104,510 shares issued and outstanding as of June 27, 2007 and December 12, 2007	31	31
Additional paid in capital	82	82
Accumulated deficit	(201,129)	(243,669)
Accumulated other comprehensive income (loss)	58	(339)
Total shareholder’s deficit	(200,958)	(243,895)
Total liabilities and shareholder’s deficit	$961,069	$945,447

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUFFETS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Weeks Ended		24 Weeks Ended
	December 13, 2006	December 12, 2007	December 13, 2006	December 12, 2007
	(Unaudited)		(Unaudited)
	(In thousands)		(In thousands)
RESTAURANT SALES	$291,005	$348,101	$504,909	$724,640
RESTAURANT COSTS:
Food	100,409	122,041	174,499	252,209
Labor	88,275	107,448	148,653	218,595
Direct and occupancy	74,108	95,190	125,980	193,360
Total restaurant costs	262,792	324,679	449,132	664,164
ADVERTISING EXPENSES	7,722	8,790	14,949	18,657
GENERAL AND ADMINISTRATIVE EXPENSES	13,795	16,649	23,061	32,547
CLOSED RESTAURANT COSTS	817	2,817	1,559	2,886
IMPAIRMENT OF ASSETS	—	6,367	—	6,367
MERGER INTEGRATION COSTS	3,074	2,041	3,514	3,674
LOSS ON SALE LEASEBACK TRANSACTIONS	2,498	—	2,498	—
LOSS ON LITIGATION SETTLEMENTS	—	30	—	84
OPERATING INCOME (LOSS)	307	(13,272)	10,196	(3,739)
INTEREST EXPENSE	17,386	21,585	30,614	42,342
INTEREST INCOME	(50)	(1)	(78)	(162)
LOSS RELATED TO REFINANCING	40,042	—	40,285	5
OTHER INCOME	(296)	(205)	(498)	(475)
LOSS BEFORE INCOME TAXES	(56,775)	(34,651)	(60,127)	(45,449)
INCOME TAX EXPENSE (BENEFIT)	(21,640)	3,246	(23,543)	(1,739)
Net loss from continuing operations	(35,135)	(37,897)	(36,584)	(43,710)
Net income from discontinued operations, net of tax of $133, $166, $341and $191, respectively.	199	246	508	283
Net loss	$(34,936)	$(37,651)	$(36,076)	$(43,427)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUFFETS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	24 Weeks Ended
	December 13, 2006	December 12, 2007
	(Unaudited)
	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(36,076)	$(43,427)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,610	20,035
Amortization of debt issuance cost	1,208	2,402
Accretion of original issue discount	5,623	—
Loss related to refinancing:
Write-off of debt issuance costs	8,686	—
Refinancing premiums expensed	31,599	—
Loss on disposal of assets	425	1,301
Loss on sale leaseback transactions	2,498	—
Impairment of assets	—	6,367
Deferred income taxes	(30,896)	964
Changes in assets and liabilities:
Receivables	1,264	3,642
Inventories	195	(118)
Prepaid expenses and other current assets	1,123	(8,121)
Accounts payable	(2,574)	(9,928)
Accrued and other liabilities	(6,209)	1,610
Income taxes receivable/payable	4,371	11,070
Net cash used in operating activities	(2,153)	(14,203)
INVESTING ACTIVITIES:
Proceeds from sale leaseback transactions	8,608	—
Proceeds from sale of assets held for sale	—	14,746
Acquisitions, net of liabilities assumed and cash acquired	(168,906)	1
Purchase of property and equipment	(14,682)	(22,402)
Collections on notes receivable	710	506
Purchase of other assets	(258)	(101)
Net cash used in investing activities	(174,528)	(7,250)
FINANCING ACTIVITIES:
Repayment of term loan facility	(182,053)	(2,650)
Repurchase of 11¼ % senior subordinated notes	(180,778)	—
Repurchase of 137/8 % senior discount notes	(105,306)	—
Repayment of Ryan’s debt	(145,000)	—
Proceeds from term loan funding	530,000	—
Proceeds from 12 ½ % senior note issuance	300,000	—
Proceeds from revolver facility	16,250	41,000
Debt issuance costs	(35,877)	(95)
Payment of refinancing premiums	(32,554)	—
Net cash provided by financing activities	164,682	38,255
NET CHANGE IN CASH RELATED TO DISCONTINUED OPERATIONS	—	(5)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(11,999)	16,797
CASH AND CASH EQUIVALENTS, beginning of period	20,194	4,645
CASH AND CASH EQUIVALENTS, end of period	$8,195	$21,442
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for —
Interest (net of capitalized interest of $163 and $193)	$30,991	$43,281
Income taxes	$3,305	$644

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUFFETS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Nature of Organization

Company Background

Buffets Holdings, Inc., a Delaware corporation, was formed to acquire 100% of the common stock of Buffets, Inc. and its subsidiaries in a buyout from public shareholders on October 2, 2000 (the “Acquisition”). Buffets Holdings, Inc. and subsidiaries (“Buffets Holdings”) and Buffets, Inc. and subsidiaries (“Buffets”) are collectively referred to as “the Company” in these notes to condensed consolidated financial statements. Buffets, a Minnesota corporation, is the principal operating subsidiary of Buffets Holdings.

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

Description of Business

The Company owns and operates a chain of restaurants in the United States under the names of Ryan’s®, Fire Mountain®, North’s®, Old Country Buffet®, Country Buffet®, HomeTown Buffet®, Granny’s Buffet SM and Tahoe Joe’s Famous Steakhouse®. The Company, operating principally in the family dining segment, owned and operated 626 restaurants, including 615 family steak-buffet restaurants and eleven Tahoe Joe’s Famous Steakhouse® restaurants, and franchised sixteen restaurants as of December 12, 2007. In February 2008, the Company closed 52 restaurants (see Note 14 — “Subsequent Events” for further discussion of these store closures). Subsequent to these closures, the Company owned and operated 574 restaurants, including 563 steak-buffet restaurants and eleven Tahoe Joe’s Famous Steakhouse® restaurants, and franchised sixteen restaurants.

Buffets Franchise Holdings, LLC

Buffets Franchise Holdings, LLC, a Minnesota corporation, was formed on March 12, 2007 to franchise buffet-style restaurants, primarily operating under the HomeTown Buffet® tradename. The Company will not directly own or operate any of these restaurants, and through December 12, 2007, has not entered into any franchise arrangements.

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

Ryan’s Restaurant Group, Inc.

On November 1, 2006, Buffets and Ryan’s Restaurant Group, Inc. (“Ryan’s”), a South Carolina corporation, completed the previously announced merger of Buffets Southeast, Inc., a South Carolina corporation and wholly-owned subsidiary of Buffets, and Ryan’s. Pursuant to the Agreement and Plan of Merger, dated as of July 24, 2006, by and among Buffets, Ryan’s and Buffets Southeast, Inc. (the “Merger Agreement”), Buffets Southeast, Inc. merged with and into Ryan’s, with Ryan’s remaining as the surviving corporation (the “Merger”). As a result of the Merger, Ryan’s became a wholly-owned subsidiary of Buffets.

Tahoe Joe’s Famous Steakhouse®.

In June 2007, the Company developed a plan to sell its Tahoe Joe’s Famous Steakhouse® restaurants. The restaurants are being actively marketed and management expects a sale to occur within the next twelve months. As a result, the Company has revised the accompanying condensed consolidated financial statements for all periods presented to show certain account balances and activity related to the Tahoe Joe’s restaurants as discontinued operations. See Note 9 - “Discontinued Operations” for additional information on the account balances and related activity reclassified.

Interim Financial Information

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all necessary adjustments, which are of a normal recurring nature, to present fairly the Company’s financial position and the results of its operations and cash flows for the periods presented, in conformity with accounting principles generally accepted in the United States of America and with the regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to SEC rules and regulations. Operating results for the 24 week period ended December 12, 2007 are not necessarily indicative of results that may be achieved for the fiscal year ending July 2, 2008. Historical results will not be indicative of future results due to the consummation of the merger transaction with Ryan’s.

The balance sheet as of June 27, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes contained in the Company’s Form 10-K/A filed with the Securities and Exchange Commission on March 31, 2008 and with Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 29 through 45 of this report.

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

2. Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. The Company incurred net losses of $2.2 million, $6.0 million and $116.7 million for the years ended June 29, 2005, June 28, 2006 and June 27, 2007, respectively, incurred a net loss of $43.4 million for the 24 weeks ended December 12, 2007, and has an accumulated deficit of $243.7 million (unaudited) and a working capital deficiency of $958.6 million (unaudited) at December 12, 2007, including $822.1 million (unaudited) of long-term debt classified as current as a result of the events of default. During the 24 weeks ended December 12, 2007, the Company had net cash used in operations of $14.2 million (unaudited) and completed asset sale transactions for proceeds totaling approximately $14.7 million (unaudited). As a result of these liquidity issues, the Company fell out of compliance with certain financial covenants included in its Pre-Petition Credit Agreement and failed to make an $18.8 million interest payment, due January 2, 2008 on its 12 ½% Senior Notes.

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

The Company’s continuation as a going concern is contingent upon, amongst other things, its ability (i) to comply with the terms and conditions of the DIP Credit Agreement; (ii) to obtain confirmation of a plan of reorganization under the Bankruptcy Code; (iii) to reduce administrative, operating and interest costs and liabilities through the bankruptcy process; (iv) to return to profitability and (v) to generate sufficient cash flow from operations. These matters create substantial doubt relating to the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not reflect any adjustments relating to the recoverability of assets and classifications of liabilities that might result from the outcome of these uncertainties. In addition, a plan of reorganization could materially change the amounts reported in the condensed consolidated financial statements. The accompanying condensed consolidated financial statements do not give effect to all the adjustments to the carrying value of assets and liabilities that may become necessary as a consequence of reorganization under Chapter 11.

3. Summary of Significant Accounting Policies

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

Goodwill and Other Intangible Assets

The Company tests the recoverability of goodwill and other intangible assets annually or whenever events or circumstances indicate that the carrying amount may not be recoverable. Goodwill and other intangible assets are deemed to be impaired if the fair value of a reporting unit is less than its carrying value. If goodwill or other intangible assets are determined to be impaired, the loss is measured as the amount by which the carrying amounts of a reporting unit’s goodwill or other intangible assets exceeds their implied fair value. The fair value of a reporting unit is an estimate based on assumptions regarding its future cash flows. In the event that these assumptions change in the future, the Company may be required to record impairment charges related to its goodwill or other intangible assets. No impairment charges were recorded during the first 24 weeks of fiscal year 2007 or 2008.

Goodwill increased from approximately $497.5 million as of June 27, 2007 to approximately $515.7 million as of December 12, 2007. The increase of $18.2 million is the result of additional goodwill from the Ryan’s acquisition. See Note 7 - “Acquisitions” for further discussion regarding the goodwill and other intangible assets associated with this transaction.

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

Closed Restaurant Reserve

The Company maintains a closed restaurant reserve for restaurants that are no longer being used in current operations. The closed restaurant costs are principally comprised of the Company’s estimates of lease termination costs and obligations, net of sublease income and other cash receipts, and employee termination costs. Many factors including the local business environment, other available lease sites, the ability to secure subleases, the creditworthiness of subtenants, and the Company’s success at negotiating early termination agreements with lessors are considered in establishing the reserve. Adjustments to the reserve primarily relate to changes in subtenant income or actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which the changes become known. The closed restaurant reserve (current and non-current in aggregate) was $1.7 million and $2.4 million as of June 27, 2007 and December 12, 2007, respectively.

Derivative Instruments and Hedging Activities

The Company uses financial derivatives to manage interest rate risk in accordance with its Credit Agreement, as amended and restated on March 13, 2007. Use of the Company’s derivative instruments is currently limited to a single interest rate swap. This instrument is structured as an effective hedge of the variability of cash flows to be paid on a portion of the Company’s outstanding debt. The derivative is recognized on the accompanying condensed consolidated balance sheet at fair value. On the date the derivative contract was entered into, the Company documented the relationship between the hedging instrument and the hedged item, as well as its risk-management objective and strategy for undertaking the hedge transaction. This process included linking the derivative to a specific liability on the condensed consolidated balance sheets, as well as formally assessing, both at the hedge’s inception and on an ongoing basis, whether the derivative used in the hedging transaction is highly effective in offsetting changes in cash flows of the hedged item.

Changes in the fair value of the derivative that is highly effective and designated as a cash flow hedge are recorded in other comprehensive income until earnings are affected by the variability in cash flows of the designated hedged item. See Note 7 — “Debt” for further discussion of the interest rate swap and the impact of the Company’s bankruptcy proceeding.

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

4. Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157 (“SFAS 157”), Fair Value Measurements. This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007, which is the Company’s fiscal year 2009. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on its consolidated results of operations and financial condition.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Liabilities. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007, which is the Company’s fiscal year 2009. The Company is currently evaluating the effect that the adoption of SFAS 159 will have on its consolidated results of operations and financial condition

5. Property and Equipment

Property and equipment was as follows (in thousands):
	June 27, 2007	December 12, 2007
Land	$16,829	$10,519
Buildings	16,213	9,156
Equipment	221,767	232,309
Leasehold improvements	157,150	159,966
Accumulated depreciation and amortization	(190,867)	(208,791)
	$221,092	$203,159

As of December 12, 2007, the Land value above includes approximately $2.8 million in assets the Company intends to sell, but are not expected to be sold within the next twelve months.

See Note 8 - “Acquisitions” for discussion of the impact of the merger with Ryan’s on the Company’s property and equipment balances.

6. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 27, 2007	December 12, 2007
Accrued compensation	$32,710	$28,196
Accrued workers’ compensation	21,427	21,211
Accrued sales, use and property taxes	16,856	20,152
Accrued insurance	17,350	16,911
Accrued interest	22,603	19,356
Accrued litigation reserve	9,926	9,307
Unearned revenue (gift cards/certificates)	4,290	4,597
Accrued legal and consulting fees	65	2,014
Closed restaurant reserve, current portion	1,196	1,674
Accrued percentage rent	992	1,773
Accrued other	5,368	6,043
	$132,783	$131,234

See Note 8 - “Acquisitions” for further discussion of the impact of the merger with Ryan’s on the Company’s accrued liability balances.

Closed Restaurant Reserve

Closed restaurant costs incurred subsequent to December 31, 2002 have been accounted for in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities.

The store closing costs are principally comprised of lease termination costs and obligations, net of sublease and other cash receipts. Employee termination costs are recognized in the period that the closure is communicated to the affected employees.

The following table summarizes closed restaurant reserve activity by cost type (in thousands):

	June 27, 2007	December 12, 2007
BALANCE, beginning of period (current and non-current in aggregate)	$2,776	$1,654
Additions:
Lease obligations charged to earnings	2,141	1,655
Lease obligations charged to goodwill	131	48
Employee termination benefits charged to earnings	5	76
Employee termination benefits charged to goodwill	183	218
Reductions:
Cash payments:
Lease termination costs and obligations	3,394	925
Employee severance benefits	188	294
BALANCE, end of period (current and non-current in aggregate)	$1,654	$2,432

In addition to lease obligation and employee termination costs the Company incurred closed restaurant costs of $1.4 million and $1.2 million as of June 27, 2007 and December 12, 2007, respectively, related to incremental cash and non-cash charges that were directly expensed.

The following table summarizes planned and actual restaurant closing activity:

	June 27, 2007	December 12, 2007
Number of restaurants:
Expected to close as of the beginning of the period	1	5
Closed during the period	32	20
Identified for closure during the period	36	68
Expected to close as of the end of the period	5	53

	June 27, 2007	December 12, 2007
Number of employees:
Expected to be terminated as of the beginning of the period	35	175
Terminated during the period	1,120	700
Identified for termination during the period	1,260	2,380
Expected to be terminated as of the end of the period	175	1,855

The remaining closed restaurant reserves (current and non-current in aggregate) are expected to be paid, by year as follows (in thousands):

2008	$1,022
2009	1,003
2010	370
2011	28
2012	9
Thereafter	—
$2,432

The Company closed seven underperforming Buffets brand restaurants as of December 12, 2007. Cash charges of approximately $1.1 million were incurred related to these restaurant closures. These charges included approximately $0.8 million related to lease termination costs and obligations, $0.1 million related to employee termination costs and approximately $0.2 million related to other associated costs. Non-cash charges related to these closures through the second fiscal 2008 quarter were approximately $1.0 million. These charges were expensed as incurred pursuant to SFAS 146 and are recorded in “Closed Restaurant Costs” in the consolidated statements of operations. In addition, the Company closed thirteen Ryan’s brand restaurants through the second fiscal 2008 quarter. Charges related to these restaurant closures were charged to goodwill pursuant to EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. See Note 8 — “Acquisitions” for further discussion of the merger with Ryan’s.

7. Debt

As of December 12, 2007, debt outstanding was as follows (in thousands):

Short-Term borrowings consist of the following:
Revolving credit facility, interest at LIBOR plus 3.25%, due December 31, 2007 (interest at 8.31% as of December 12, 2007)	$26,500
Revolving credit facility, interest at Prime plus 2.25%, (interest at 9.75% as of December 12, 2007)	13,500
Letter of credit facility at 2.85% plus borrowings at LIBOR, due December 21, 2007 (interest at 7.91% as of December 12, 2007)	10,000
Letter of credit facility at 2.85% plus revolving borrowings at Prime, (interest at 10.35% as of December 12, 2007)	4,000
Total short-term debt	54,000
Term loan, interest at LIBOR plus 2.75%, due quarterly through March 31, 2013 with remaining balance due November 1, 2013 (interest rate at 7.81% as of December 12, 2007)	526,025
Senior notes, interest at 12.50%, due November 1, 2014	300,000
Current Maturities of long-term debt	826,025
Total short-term debt and current maturities	$880,025

The Chapter 11 filing triggered the immediate acceleration of, and events of default to occur under, the 12 1/2% Senior Notes and the Pre-Petition Credit Facility. As a result, the Company has shown the principal amounts outstanding under these obligations as currently due.

Post-Petition Financing

Debtor-In-Possession Credit Agreement

In connection with the Chapter 11 filing, the Debtors entered into the DIP Credit Agreement. The $285 million DIP Credit Agreement consists of an $85 million new money facility and $200 million of borrowings under the Pre-Petition Credit Facility that have been rolled into the DIP Credit Agreement. Of the $85 million new money facility, $30 million was drawn on January 23, 2008 and $55 million is available, subject to certain conditions, on a delayed draw basis until April 30, 2008. The Bankruptcy Court granted final approval of the DIP Credit Agreement on February 22, 2008. The proceeds of the new money loans incurred under the DIP Credit Agreement will be used to fund the continued operation of the Debtors’ businesses as debtors-in-possession under the Bankruptcy Code, pay certain expenses and fees incurred by the Company in connection with the Bankruptcy Cases, support the Debtors’ working capital needs and for general corporate purposes. As of March 31, 2008, $30.0 million of new money borrowings were outstanding under the DIP Credit Agreement.

Borrowings under the DIP Credit Agreement bear interest at the rate of LIBOR plus 7.25%, payable in cash monthly. The LIBOR rate will float throughout the life of the DIP Credit Agreement, provided that at no time during the life of the DIP Credit Agreement will the applicable LIBOR rate for  amounts outstanding under the new money facility of the DIP Credit Agreement be less than 4.00% per annum or greater than 5.00% per annum. In addition, the DIP Credit Agreement obligates the Debtors to pay certain fees to the agents and lenders thereunder, as described in the DIP Credit Agreement.

The DIP Credit Agreement requires payment of all amounts borrowed, together with accrued and unpaid interest, by the Maturity Date (as defined below). The Debtors have the right to voluntarily prepay any borrowing, in whole or in part at any time. Subject to certain exceptions, the Debtors are subject to mandatory prepayment of the principal amount in the event of certain asset sales or receipt of cash proceeds from the incurrence of indebtedness.

Obligations under the DIP Credit Agreement are secured by (i) a lien on all of the assets of the Debtors (which lien will have a first priority with respect to substantially all of the Debtors’ assets), including a pledge of all of the equity interests of each of the Company’s domestic subsidiaries and (ii) a super-priority administrative claim in each of the Bankruptcy Cases. The Company’s obligations under the DIP Credit Agreement are guaranteed by each of Buffets’ subsidiaries which is a Debtor pursuant to a Guarantee and Collateral Agreement, dated as of January 22, 2008, among Buffets, the Company, the subsidiaries of Buffets’ named therein and Credit Suisse as Collateral Agent.

The DIP Credit Agreement matures twelve months from January 22, 2008 (the “Maturity Date”). The DIP Credit Agreement allows for one automatic six-month extension of the Maturity Date if the principal balance outstanding under the new money facility of the DIP Credit Agreement is less than or equal to $50 million on such date, provided, further, that if the Company receives $10 million or more in asset sale proceeds during the first twelve months after the Company’s Chapter 11 petition date, the automatic six-month extension of the maturity will be available only if the principal balance outstanding under the new money DIP Credit Agreement is less than or equal to $40 million on such date. If the principal balance outstanding under the new money DIP Credit Agreement is greater than $50 million (or greater than $40 million, if the Company receives $10 million or more in asset proceeds during the first twelve months after the Company’s Chapter 11 petition date) on the twelve-month anniversary, a six-month extension may be granted with the consent of the holders of a majority in amount of the outstanding new money loans.

The DIP Credit Agreement contains customary representations, warranties and covenants by the Debtors, including, without limitation, reporting requirements, financial covenants, milestones related to the restructuring process, and limitations on the Company’s ability to sell assets.

The Debtors’ obligations under the DIP Credit Agreement may be accelerated following certain events of default, including (without limitation) any breach by the Debtors of any of the representations, warranties or covenants made in the DIP Credit Agreement, the dismissal by the Bankruptcy Court of any of the Bankruptcy Cases, the conversion of any of the Bankruptcy Cases to a case under Chapter 7 of the Bankruptcy Code or the appointment of a trustee pursuant to Chapter 11 of the Bankruptcy Code.

Pre-Petition Financing

Credit Facility

On November 1, 2006, Buffets secured a $640.0 million senior secured credit facility (the “Pre-Petition Credit Facility”) comprised of (i) a senior secured term loan facility in an aggregate principal amount of $530.0 million which matures on November 1, 2013 (the “Term Facility”), (ii) a senior secured revolving credit facility in an aggregate principal amount of up to $40.0 million which matures on November 1, 2011 (the “Revolving Facility”), of which up to $20.0 million is available through a sub facility in the form of letters of credit and (iii) a senior secured pre-funded synthetic letter of credit facility in an aggregate principal amount of $70.0 million which matures on May 1, 2013 (the “Synthetic Letter of Credit Facility”).

Effective as of March 13, 2007 (the “Restatement Date”), Buffets and the Company entered into an amendment to its Pre-Petition Credit Facility. The amendment added a revolving loan feature to the Synthetic Letter of Credit Facility (cumulatively referred to as the “Synthetic Revolving Facility”), whereby the Company may secure letters of credit and/or revolving loans in an aggregate principal amount of $70 million. The amendment also relaxed the interest rate margins applicable to the Term Facility and Synthetic Revolving Facility, subject to a leverage-based pricing grid. In addition, the amendment added a repricing protection clause relating to the prepayment of term loans or synthetic revolving loans borrowed under the Pre-Petition Credit Facility. The repricing protection provides that Buffets must pay a 1% prepayment premium on all such prepayments prior to March 13, 2008. No such prepayments have occurred as of December 12, 2007.

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

On January 10, 2008, we entered into a Forbearance Agreement and Second Amendment (the “Forbearance Agreement”) to the Credit Agreement, dated as of November 1, 2006, among us, Buffets, our subsidiaries named therein, the lenders named therein, and Credit Suisse as Administrative Agent (the “Pre-Petition Credit Facility) relating to certain defaults under the Pre-Petition Credit Facility. The Forbearance Agreement also included certain amendments to the Pre-Petition Credit Facility. Among other things, the Forbearance Agreement provided that the lenders would forbear from exercising remedies related to certain pre-bankruptcy events of default, including the failure by the Company to maintain a minimum interest coverage ratio and a maximum leverage ratio and the failure by the Company to make the January 2, 2008 interest payment due on the Company’s 12 ½% Senior Notes within the applicable 30-day grace period, and for the amendment of the Pre-Petition Credit Facility to, among other things, increase the interest rate margin applicable to LIBOR-based revolving and term loans to 7.25% and the interest rate margin applicable to alternate base rate revolving and term loans to 6.25%.

The bankruptcy filing triggered events of default under the Pre-Petition Credit Facility, as amended by the Forbearance Agreement, and the immediate acceleration of amounts outstanding under the Pre-Petition Credit Facility, other than the amounts rolled into the DIP Credit Agreement. The ability of the Pre-Petition Credit Facility lenders to seek remedies to enforce their rights under Pre-Petition Credit Facility is automatically stayed as a result of the Bankruptcy Cases and the Pre-Petition Credit Facility lenders’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code. As of March 31, 2008, there was approximately $580.3 million outstanding under the Pre-Petition Credit Facility, $200 million of which was rolled into the DIP Credit Facility.

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

On April 12, 2007, per the terms of its Pre-Petition Credit Agreement, the Company entered into an interest rate swap agreement (the “Swap Agreement”) to manage its exposure on debt instruments to interest rate fluctuation. The Swap Agreement, which became effective May 31, 2007 and has a $32.0 million notional amount of indebtedness, was used to hedge a portion of the interest payments associated with the variable rate $530.0 million term loan by fixing the interest rate at 5.10% (represents LIBOR on April 12, 2007 when the agreement was entered into). The Swap Agreement calls for 90-day settlements beginning August 31, 2007. This instrument is structured as an effective hedge of the variability of cash flows to be paid on a portion of the Company’s outstanding debt. The derivative is recognized in the accompanying condensed consolidated balance sheets at fair value. On the date the derivative contract was entered into, the Company documented the relationship between the hedging instrument and the hedged item, as well as its risk-management objective and strategy for undertaking the hedge transaction. This process included linking the derivative to a specific liability on the condensed consolidated balance sheet, as well as formally assessing, both at the hedge’s inception and on an ongoing basis, whether the derivative used in the hedging transaction is highly effective in offsetting changes in cash flows of the hedged item. During the twelve weeks ended December 12, 2007, the Company recorded a loss on the swap of approximately $237,000, net of approximately $77,000 in tax benefit, to accumulated other comprehensive income (loss) and amortized $35,692 into earnings as an adjustment to interest expense, representing the realized portion of gains on the swap.

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

12 ½% Senior Notes

The issuance of Buffets’ 12 ½% Senior Notes was consummated solely by means of a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). Buffets filed a registration statement with the Securities and Exchange Commission to exchange all of its $300.0 million 12 ½% Senior Notes for notes registered under the Securities Act. The exchange offer was consummated on January 31, 2007. The 12 ½% Senior Notes mature on November 1, 2014. Buffets pays semi-annual interest on the 12 ½% Senior Notes on January 1 and July 1.

The bankruptcy filing triggered events of default under the indenture governing the 12 ½% Senior Notes and the immediate acceleration of the outstanding principal amount and accrued but unpaid interest of the 12 ½% Senior Notes. The ability of the noteholders to seek remedies to enforce their rights under the indenture governing the 12 ½% Senior Notes is automatically stayed as a result of our bankruptcy filing and the noteholders’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code.

8. Acquisitions

Ryan’s Restaurant Group, Inc.

On November 1, 2006, Buffets completed the merger with Ryan’s. As a result of the merger, Ryan’s became a wholly-owned subsidiary of Buffets. The Merger was accounted for as a purchase business combination and for accounting purposes, Buffets was the acquiring enterprise. Accordingly, the results of Ryan’s operations are included in the Company’s results of operations for the full 24 weeks ended December 12, 2007, but not for the full 24 weeks ended December 13, 2006. The aggregate purchase price was approximately $165.4 million (net of cash acquired of $559.4 million), including approximately $18.1 million of capitalized acquisition related expenses. The excess of the purchase consideration plus acquisition costs over the fair value of assets acquired and liabilities assumed of approximately $205.8 million was allocated to goodwill. Substantially all the goodwill is not deductible for tax purposes.

The following table summarizes the allocation of the purchase price to the estimated fair market values of the assets acquired and liabilities assumed at the date of the acquisition:

November 1, 2006
(in thousands)
Cash	$559,406
Assets held for sale	46,847
Other current assets	42,330
Property, plant & equipment	99,079
Goodwill	205,830
Other intangible assets (1)	66,735
Other assets	3,740
Total assets acquired	1,023,967
Accounts payable	15,735
Current portion of long-term debt	33,036
Income taxes payable	15,109
Accrued liabilities	71,875
Deferred tax liability	49,554
Long-term debt	111,964
Other long-term liabilities	1,859
Total liabilities assumed	299,132
Net assets acquired	724,835
Less cash acquired	559,406
Net cash paid	$165,429

(1)	In connection with the Merger, the Company acquired approximately $63.4 million in trademarks, $2.5 million in recipes and $0.8 million in leasehold interests.

In connection with the Merger, the Company executed a headcount reduction initiative at the former corporate headquarters of Ryan’s and has closed 34 of the acquired restaurants. As a result, the Company recorded a liability for employee termination costs of $6.0 million. At December 12, 2007, the Company had notified 1,451 employees of the acquired entities of their impending termination. As of the end of the second quarter of fiscal 2008, all of the notified employees had been terminated and employee termination costs of $6.0 million had been paid. Charges related to employee termination costs and the restaurant closures were charged to goodwill pursuant to EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination.

The Company acquired certain properties which have been identified as “Assets Held for Sale” in the accompanying condensed consolidated balance sheet, pursuant to SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company wrote down the carrying values of such assets to estimated net selling price as part of the purchase price allocation. Depreciation is no longer recorded on assets held for sale. Net selling price is estimated as the amount at which the asset could be bought or sold at fair value, less costs to sell. Fair value is determined at prevailing market conditions, appraisals or current estimated net sales proceeds from pending offers, if appropriate. The fair value of the Company’s assets held for sale primarily relates to land values. The Company expects to dispose of these assets within twelve months.

The Company continually evaluates the assets in its portfolio in order to pursue an orderly disposition of its assets held for sale. There can be no assurance if or when sales will be completed or whether such sales will be completed on terms that will enable the Company to realize the full carrying value of such assets.

The Company incurred approximately $32.7 million in acquisition and merger integration costs as of December 12, 2007. Acquisition costs of approximately $18.1 million are recorded as a component of the purchase price in the condensed consolidated balance sheets pursuant to SFAS 141, Business Combinations. Merger integration costs of approximately $14.6 million have been expensed as incurred since the date of acquisition, of which approximately $3.7 million were expensed through the second quarter of fiscal 2008 and are recorded in “Merger Integration Costs” in the accompanying condensed consolidated statements of operations.

9. Discontinued Operations

In June 2007, the Company developed a plan to sell a substantial portion of the assets and related liabilities of its Tahoe Joe’s Famous Steakhouse® restaurants. The Company is actively marketing the restaurants and expects to complete the sale within the next twelve months. In accordance with SFAS 144, Accounting  for Impairment or Disposal of Long-Lived Assets, the Company has reclassified those assets and related liabilities as held for sale and presented them as discontinued operations in the accompanying condensed consolidated balance sheets. In addition, certain financial results related to those assets and liabilities, including revenues, restaurant costs and related taxes, have been accounted for as discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented.

Revenues and certain results of operations for the Tahoe Joe’s restaurants include the following (in thousands):

	Twelve Weeks Ended December 13, 2006	Twelve Weeks Ended December 12, 2007	24 Weeks Ended December 13, 2006	24 Weeks Ended December 12, 2007
Revenue	$6,886	$7,802	$14,258	$15,974
Income from discontinued operations	199	246	508	283

The balance sheet information of discontinued operations includes the following (in thousands):

	June 27, 2007	December 12, 2007
Current assets related to discontinued operations:
Assets held for sale	$13,186	$14,383
Inventory and prepaids	931	1,023
Total current assets	$14,117	$15,406
Non-current assets related to discontinued operations:
Property and equipment	$—	$—
Liquor licenses	412	427
Total non-current assets	$412	$427
Current liabilities related to discontinued operations:
Gift card liability	$1,137	$1,215
Total current liabilities	$1,137	$1,215

10. Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48 (“FIN48”), Accounting for Uncertainty in Income Taxes, on June 28, 2007. As a result of the implementation of FIN48, the Company recognized a cumulative effect change on retained earnings of approximately $0.9 million. The Company had a liability for total unrecognized income tax benefits in the amount of $25.6 million on June 28, 2007, and if recognized, approximately $13.4 million would impact the effective tax rate. Of the total unrecognized tax benefits reflected in the Company’s balance sheet as of June 28, 2007, the date of adoption, approximately $9.5 million represented interest and penalties. As of December 12, 2007, there was an adjustment to the liability for unrecognized income tax benefits in the amount of $1.4 million, all of which represented interest and penalties. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within its operations in income tax expense. In conjunction with the adoption of FIN48, the Company reclassified the liability for unrecognized income tax benefits from current to long-term liabilities. The $0.8 million of current liability for unrecognized income tax benefits reflects the amount the Company expects to reverse during the next twelve months in connection with the expiration of various state statutes of limitations.

If any of our unrecognized income tax benefits were recognized, there would be no impact on our effective tax rate. We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statute of limitations within the next twelve months.

The Company files tax returns, including returns for its subsidiaries, in the United States federal jurisdiction and in various state jurisdictions. Uncertain tax positions are related to tax years that remain subject to examination. U.S tax returns for fiscal years ended June, 2003 through 2007 remain subject to examination by federal tax authorities. Various fiscal years remain subject to examination for tax returns for state and local jurisdictions.

11. Related-Party Transactions

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

In consideration for the services to be provided by the Caxton-Iseman Party, Buffets agreed to pay the Caxton-Iseman Party (i) an annual fee equal to 2% of Buffets’ EBITDA (as defined in the Management Agreement), (ii) a transaction fee, payable upon the completion by Buffets of any acquisition, of 2% of the sale price, (iii) a transaction fee, payable upon the completion of the sale of Buffets of 1% of the sale price, and (iv) a transaction fee, payable upon the completion of the sale by Buffets of any other divestitures, of 1% of the sale price. The annual fee payable in any year may not exceed the amounts permitted under the Company’s debt agreements, and the Caxton-Iseman Party is obligated to return any portion of the annual fee that has been prepaid if an event of default has occurred and is continuing under either the Company’s debt agreements. The Company prepaid the management fee in January 2007 for the calendar year. As of December 12, 2007, the Company had expensed approximately $665,000 of this prepaid management fee. See Note 14 - “Subsequent Events” for updates to this agreement.

In October 2000, the Company entered a management agreement with Sentinel Capital Partners, L.L.C., a minority shareholder of Buffets Restaurant Holdings owning approximately 7.0% of the outstanding common stock, under which Sentinel Capital Partners, L.L.C. provides various advisory services to the Company for an annual advisory fee of $200,000. See Note 14 - “Subsequent Events” for updates to this agreement.

Roe H. Hatlen, a founder of Buffets and a current member of the Board of Directors of Buffets and Buffets Holdings, entered into an advisory arrangement with Buffets Holdings on September 28, 2000 (the “Advisory Agreement”), that had an original term expiring in December 2005. On December 13, 2005, the Advisory Agreement was amended to extend the term through June 30, 2006 at an annual compensation of $200,000. The Advisory Agreement was further amended in July 2006 to extend the term through December 31, 2006 at the same annual compensation. The Company is currently paying Mr. Hatlen an annual fee of $200,000. In addition, Mr. Hatlen is entitled to (1) the use of certain company-provided facilities during the term of the agreement, (2) business expense (including auto expense) reimbursement arrangements during the term of the agreement, and (3) health, welfare, disability and life insurance benefits, on the same basis provided to senior executives of Buffets until December 31, 2010. All costs are recognized as incurred in “General and Administrative” expenses in the accompanying condensed consolidated statement of operations. Mr. Hatlen owns approximately 6.0% of the outstanding common stock of Buffets Restaurant Holdings. See Note 14 - “Subsequent Events” for updates to this agreement.

12. Commitments and Contingencies

Litigation

On January 22, 2008, the Company and each of its subsidiaries filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware, Case Number 08-10141. Under the Bankruptcy Code, the filing of a petition automatically stays most litigation pending against the Debtors. For a further description of our bankruptcy filing, see Note 14 - “Subsequent Events.”

On November 12, 2004, two former restaurant managers of our wholly-owned subsidiary, HomeTown Buffet, Inc. (“HomeTown Buffet”), individually and on behalf of all others similarly situated, filed a class action lawsuit against HomeTown Buffet in California Superior Court in San Francisco County. The lawsuit alleges that HomeTown Buffet violated California wage and hour laws by failing to pay all of its California managers and assistant managers overtime, and for making deductions from bonus compensation based on the company’s workers’ compensation costs. In March 2006, the plaintiffs amended the complaint in the lawsuit to add OCB Restaurant Company, LLC as a defendant, and to limit the claims to those managers below the level of restaurant General Manager. In April 2006, the defendants removed the lawsuit to the United States District Court for the Northern District of California. During the course of discovery, but prior to a motion for certification of a class, the parties reached a settlement of this action in mediation in late February 2007. The settlement, which anticipated payments of approximately $7.2 million, received preliminary court approval on September 12, 2007 but final court approval was not obtained by the time that the Company filed for bankruptcy. The matter represents a pre-petition unsecured claim subject to resolution under the bankruptcy proceeding. The Company previously recorded the expected settlement of $7.2 million in the accrued litigation reserve and the amount is included in “Accrued Liabilities” in the accompanying condensed consolidated balance sheets.

In June 2006, a lawsuit was filed in the Berkeley County (West Virginia) circuit court on behalf of three plaintiffs alleging wage and hour violations against Ryan’s Restaurant Group, Inc. and certain of its executives. This complaint is a class action lawsuit brought on behalf of hourly employees who worked for Ryan’s in West Virginia since July 2001. In July 2006, Defendants removed the lawsuit to the United States District Court for the Northern District of West Virginia. In February 2007, the Court denied Plaintiffs motion to remand the matter back to West Virginia state court. The plaintiffs seek compensatory damages, penalties, restitution of unpaid wages and deductions, pre-judgment interest, costs of suit and reasonable attorneys’ fees. The complaint does not make a specific monetary demand. At the time of the Company’s bankruptcy filing, the West Virginia action was in a preliminary stage and the Company’s liability, if any, was undeterminable. The matter represents a contested pre-petition claim that is stayed pursuant to the bankruptcy proceeding.

On April 2, 2007, a putative class action lawsuit was filed against HomeTown Buffet, Inc. and Buffets Holdings, Inc. in California state court in San Bernardino County. The lawsuit alleges that HomeTown Buffet violated California wage and hour laws by failing to pay its hourly employees overtime, for failing to provide meal and rest period breaks as provided by the California Labor Code and for charging employees for uniforms and equipment. Defendants removed the lawsuit to the United States District Court for the Central District of California on June 28, 2007. The complaint does not make a specific monetary demand. This contested action has likewise been stayed by the Company’s bankruptcy proceeding. It was in a preliminary stage at the time of the filing and the pre-petition liability has not been established.

We are also involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of those matters will not have a material adverse effect on our consolidated financial position or the results of operations.

13. Condensed Consolidating Financial Statements

The following condensed consolidating financial statements are presented pursuant to Rule 3-10 of Regulation S-X. Buffets, Inc. is an issuer (the “Subsidiary Issuer”) of 12 ½% Senior Notes that are fully and unconditionally guaranteed by its parent, Buffets Holdings (the “Parent”), as well as each of its current and future domestic subsidiaries including HomeTown Buffet, Inc., OCB Restaurant Company, LLC, OCB Purchasing Co., Tahoe Joe’s, Inc., Buffets Leasing Company, LLC, HomeTown Leasing Company, LLC, OCB Leasing Company, LLC, Tahoe Joe’s Leasing Company, LLC, Ryan’s Restaurant Group, Inc., Big R Procurement Company, LLC, Fire Mountain Restaurants, LLC, Ryan’s Restaurant Leasing Company, LLC, Ryan’s Restaurant Management Group, LLC, Fire Mountain Leasing Company, LLC, Fire Mountain Management Group, LLC, and Buffets Franchise Holdings, LLC (collectively, the “Subsidiary Guarantors”). All guarantees are joint and several and Buffets, Inc. and the subsidiary guarantors are 100% owned by Buffets Holdings.

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

Condensed Consolidating Balance Sheet
As of June 27, 2007

	Parent	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$37	$(1,852)	$6,460	$—	$4,645
Receivables	(312)	1,944	337,143	(328,556)	10,219
Income tax receivable	—	13,324	—	—	13,324
Inventories	—	858	31,229	—	32,087
Prepaid expenses and other current assets	—	6,383	2,249	—	8,632
Deferred income taxes	—	3,000	—	—	3,000
Assets held for sale	—	—	34,959	—	34,959
Current assets related to discontinued operations	—	—	14,117	—	14,117
Total current assets	(275)	23,657	426,157	(328,556)	120,983
PROPERTY AND EQUIPMENT, net	—	7,577	213,515	—	221,092
GOODWILL, net	—	11,442	486,050	—	497,492
OTHER INTANGIBLE ASSETS	—	—	83,998	—	83,998
INVESTMENT IN SUBSIDIARIES	(194,447)	124,476	—	69,971	—
OTHER ASSETS, net	38	183,407	3,447	(149,800)	37,092
NON-CURRENT ASSETS RELATED TO DISCONTINUED OPERATIONS	—	—	412	—	412
Total assets	$(194,684)	$350,559	$1,213,579	$(408,385)	$961,069
LIABILITIES AND SHAREHOLDER’S EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$—	$398,048	$11,598	$(328,556)	$81,090
Accrued liabilities	—	70,912	61,871	—	132,783
Income taxes payable	6,274	18,062	—	—	24,336
Short-term debt	—	299	12,701		13,000
Current maturities of long-term debt	—	152	6,473	—	6,625
Current liabilities related to discontinued operations	—	—	1,137	—	1,137
Total current liabilities	6,274	487,473	93,780	(328,556)	258,971
LONG-TERM DEBT, net of current maturities	—	18,907	952,943	(149,800)	822,050
DEFERRED INCOME TAXES	—	33,456	—	—	33,456
DEFERRED LEASE OBLIGATIONS	—	2,328	35,881	—	38,209
OTHER LONG-TERM LIABILITIES	—	2,842	6,499	—	9,341
Total liabilities	6,274	545,006	1,089,103	(478,356)	1,162,027
SHAREHOLDER’S EQUITY (DEFICIT)
Common stock	31	—	—	—	31
Additional paid in capital	82	—	—	—	82
Retained earnings (accumulated deficit)	(201,129)	(194,505)	124,476	70,029	(201,129)
Accumulated other comprehensive income	58	58	—	(58)	58
Total shareholder’s equity (deficit)	(200,958)	(194,447)	124,476	69,971	(200,958)
Total liabilities and shareholder’s equity (deficit)	$(194,684)	$350,559	$1,213,579	$(408,385)	$961,069

Condensed Consolidating Balance Sheet
As of December 12, 2007

	Parent	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$37	$16,600	$4,805	$—	$21,442
Receivables	(6,585)	549	364,449	(351,834)	6,579
Income tax receivables	—	5,960	—		5,960
Inventories	—	884	30,670	—	31,554
Prepaid expenses and other current assets	—	10,353	5,300	—	15,653
Deferred income taxes	—	3,000	—	—	3,000
Assets held for sale	—	—	24,487	—	24,487
Current assets related to discontinued operations	—	—	15,406	—	15,406
Total current assets	(6,548)	37,346	445,117	(351,834)	124,081
PROPERTY AND EQUIPMENT, net	—	6,499	196,660	—	203,159
GOODWILL, net	—	11,861	503,828	—	515,689
OTHER INTANGIBLE ASSETS	—	—	67,461	—	67,461
INVESTMENT IN SUBSIDIARIES	(237,384)	86,478	—	150,906	—
OTHER ASSETS, net	37	181,146	3,247	(149,800)	34,630
NON-CURRENT ASSETS RELATED TO DISCONTINUED OPERATIONS	—	—	427	—	427
Total assets	$(243,895)	$323,330	$1,216,740	$(350,728)	$945,447
LIABILITIES AND SHAREHOLDER’S EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$—	$411,984	$9,908	$(351,834)	$70,058
Accrued liabilities	—	68,110	63,124	—	131,234
Income taxes payable	—	167	(13)	—	154
Short-term debt	—	1,242	52,758	—	54,000
Current maturities of long-term debt	—	18,999	807,026	—	826,025
Current liabilities related to discontinued operations	—	—	1,215	—	1,215
Total current liabilities	—	500,502	934,018	(351,834)	1,082,686
LONG-TERM DEBT, net of current maturities	—	—	149,800	(149,800)	—
DEFERRED INCOME TAXES	—	26,687	—	—	26,687
LONG-TERM TAXES PAYBALE	—	27,001	—	—	27,001
DEFERRED LEASE OBLIGATIONS	—	2,491	40,936	—	43,427
OTHER LONG-TERM LIABILITIES	—	4,033	5,508	—	9,541
Total liabilities	—	560,714	1,130,262	(501,634)	1,189,342
SHAREHOLDER’S EQUITY (DEFICIT)
Common stock	31	—	—	—	31
Additional paid in capital	82	—	—	—	82
Retained earnings (accumulated deficit)	(244,008)	(237,031)	86,464	150,906	(243,669)
Accumulated other comprehensive income (loss)	—	(353)	14	—	(339)
Total shareholder’s equity (deficit)	(243,895)	(237,384)	86,478	150,906	(243,895)
Total liabilities and shareholder’s equity (deficit)	$(243,895)	$323,330	$1,216,740	$(350,728)	$945,447

Condensed Consolidating Statement of Operations
For the Twelve Weeks Ended December 13, 2006

	Parent	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
	(In thousands)
RESTAURANT SALES	$—	$10,093	$280,912	$—	$291,005
RESTAURANT COSTS:
Food	—	3,604	96,805	—	100,409
Labor	—	3,045	85,230	—	88,275
Direct and occupancy	—	(1,381)	75,489	—	74,108
Total restaurant costs	—	5,268	257,524	—	262,792
ADVERTISING EXPENSES	—	250	7,472	—	7,722
GENERAL AND ADMINISTRATIVE EXPENSES	2	491	13,302	—	13,795
CLOSED RESTAURANT COSTS	—	—	817	—	817
MERGER INTEGRATION COSTS	—	2,795	279	—	3,074
LOSS ON SALE LEASEBACK TRANSACTIONS	—	—	2,498	—	2,498
OPERATING INCOME (LOSS)	(2)	1,289	(980)	—	307
INTEREST EXPENSE	1,818	935	14,633	—	17,386
INTEREST INCOME	—	(50)	—	—	(50)
LOSS RELATED TO REFINANCING	18,044	21,998	—	—	40,042
OTHER INCOME	—	(296)	—	—	(296)
LOSS BEFORE INCOME TAXES AND EQUITY IN NET LOSS OF SUBSIDIARIES	(19,864)	(21,298)	(15,613)	—	(56,775)
INCOME TAX EXPENSE (BENEFIT)	8,936	(19,114)	(11,462)	—	(21,640)
Net income (loss) before equity in net loss of subsidiaries	(28,800)	(2,184)	(4,151)	—	(35,135)
Equity in net loss of subsidiaries	(6,136)	(3,952)	—	10,088	—
Net loss from continuing operations	(34,936)	(6,136)	(4,151)	10,088	(35,135)
Net income (loss) from discontinued operations, net of tax	—	—	199	—	199
Net loss	$(34,936)	$(6,136)	$(3,952)	$10,088	$(34,936)

Condensed Consolidating Statement of Operations
For the 24 Weeks Ended December 13, 2006

	Parent	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
	(Unaudited)
	(In thousands)
RESTAURANT SALES	$—	$20,586	$484,323	$—	$504,909
RESTAURANT COSTS:
Food	—	7,365	167,134	—	174,499
Labor	—	6,119	142,534	—	148,653
Direct and occupancy	—	110	125,870	—	125,980
Total restaurant costs	—	13,594	435,538	—	449,132
ADVERTISING EXPENSES	—	593	14,356	—	14,949
GENERAL AND ADMINISTRATIVE EXPENSES	3	952	22,106	—	23,061
CLOSED RESTAURANT COSTS	—	—	1,559	—	1,559
MERGER INTEGRATION COSTS	—	3,235	279	—	3,514
LOSS ON SALE LEASEBACK TRANSACTIONS	—	—	2,498	—	2,498
OPERATING INCOME (LOSS)	(3)	2,212	7,987	—	10,196
INTEREST EXPENSE	5,455	1,510	23,649	—	30,614
INTEREST INCOME	—	(78)	—	—	(78)
LOSS RELATED TO REFINANCING	18,044	22,241	—	—	40,285
OTHER INCOME	—	(498)	—	—	(498)
LOSS BEFORE INCOME TAXES AND EQUITY IN NET LOSS OF SUBSIDIARIES	(23,502)	(20,963)	(15,662)	—	(60,127)
INCOME TAX EXPENSE (BENEFIT)	6,940	(18,988)	(11,495)	—	(23,543)
Net income (loss) before equity in net loss of subsidiaries	(30,442)	(1,975)	(4,167)	—	(36,584)
Equity in net loss of subsidiaries	(5,634)	(3,659)	—	9,293	—
Net loss from continuing operations	(36,076)	(5,634)	(4,167)	9,293	(36,584)
Net income (loss) from discontinued operations, net of tax	—	—	508	—	508
Net loss	$(36,076)	$(5,634)	$(3,659)	$9,293	$(36,076)

Condensed Consolidating Statement of Operations
For the Twelve Weeks Ended December 12, 2007

	Parent	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
	(In thousands)
RESTAURANT SALES	$—	$9,517	$338,584	$—	$348,101
RESTAURANT COSTS:
Food	—	3,509	118,532	—	122,041
Labor	—	2,914	104,534	—	107,448
Direct and occupancy	—	1,423	93,767	—	95,190
Total restaurant costs	—	7,846	316,833	—	324,679
ADVERTISING EXPENSES	—	235	8,555	—	8,790
GENERAL AND ADMINISTRATIVE EXPENSES	—	459	16,341	(151)	16,649
CLOSED RESTAURANT COSTS	—	—	2,817	—	2,817
IMPAIRMENT OF ASSETS	—	—	6,367	—	6,367
MERGER INTEGRATION COSTS	—	683	1,358	—	2,041
LOSS ON LITIGATION SETTLEMENT	—	30	—	—	30
OPERATING INCOME (LOSS)	—	264	(13,687)	151	(13,272)
INTEREST EXPENSE	—	497	21,090	(2)	21,585
INTEREST INCOME	—	(3)	—	2	(1)
OTHER INCOME	—	(356)	—	151	(205)
LOSS BEFORE INCOME TAXES AND EQUITY IN NET LOSS OF SUBSIDIARIES	—	126	(34,777)	—	(34,651)
INCOME TAX EXPENSE (BENEFIT)	—	(264)	3,510	—	3,246
Net income (loss) before equity in net loss of subsidiaries	—	390	(38,287)	—	(37,897)
Equity in net loss of subsidiaries	(37,651)	(38,041)	—	75,692	—
Net loss from continuing operations	(37,651)	(37,651)	(38,287)	75,692	(37,897)
Net income (loss) from discontinued operations, net of tax	—	—	246	—	246
Net loss	$(37,651)	$(37,651)	$(38,041)	$75,692	$(37,651)

Condensed Consolidating Statement of Operations
For the 24 Weeks Ended December 12, 2007

	Parent	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
	(Unaudited)
	(In thousands)
RESTAURANT SALES	$—	$19,564	$705,076	$—	$724,640
RESTAURANT COSTS:
Food	—	7,114	245,095	—	252,209
Labor	—	5,848	212,747	—	218,595
Direct and occupancy	—	2,928	190,432	—	193,360
Total restaurant costs	—	15,890	648,274	—	664,164
ADVERTISING EXPENSES	—	493	18,164	—	18,657
GENERAL AND ADMINISTRATIVE EXPENSES	—	887	31,963	(303)	32,547
CLOSED RESTAURANT COSTS	—	—	2,886	—	2,886
IMPAIRMENT OF ASSETS	—	—	6,367	—	6,367
MERGER INTEGRATION COSTS	—	1,472	2,202	—	3,674
LOSS ON LITIGATION SETTLEMENT	—	84	—	—	84
OPERATING INCOME	—	738	(4,780)	303	(3,739)
INTEREST EXPENSE	—	974	41,368	—	42,342
INTEREST INCOME	—	(162)	—	—	(162)
LOSS RELATED TO REFINANCING	—	5	—	—	5
OTHER INCOME	—	(778)	—	303	(475)
LOSS BEFORE INCOME TAXES AND EQUITY IN NET LOSS OF SUBSIDIARIES	—	699	(46,148)	—	(45,449)
INCOME TAX EXPENSE (BENEFIT)	—	27	(1,766)	—	(1,739)
Net income (loss) before equity in net loss of subsidiaries	—	672	(44,382)	—	(43,710)
Equity in net loss of subsidiaries	(43,427)	(44,099)	—	87,526	—
Net loss from continuing operations	(43,427)	(43,427)	(44,382)	87,526	(43,710)
Net income (loss) from discontinued operations, net of tax	—	—	283	—	283
Net loss	$(43,427)	$(43,427)	$(44,099)	$87,526	$(43,427)

Condensed Consolidating Statement of Cash Flows
For the 24 Weeks Ended December 13, 2006

	Parent	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(36,076)	$(5,634)	$(3,659)	$9,293	$(36,076)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	—	1,244	15,366	—	16,610
Amortization of debt issuance costs	315	21	872	—	1,208
Accretion of original issue discount	5,315	7	301	—	5,623
Loss related to financing:
Write-off of debt issuance costs	1,992	154	6,540	—	8,686
Refinancing premium expensed	16,052	358	15,189	—	31,599
Loss on disposal of assets	—	—	425	—	425
Loss on sale leaseback transactions	—	2,498	—	—	2,498
Deferred income taxes	—	(711)	(30,185)	—	(30,896)
Equity in earnings of subsidiaries	5,634	3,659	—	(9,293)	—
Changes in assets and liabilities:
Receivables	(9,027)	129,479	(122,604)	3,416	1,264
Inventories	—	(1)	196	—	195
Prepaid expenses and other current assets	3	1,512	(392)	—	1,123
Due from parent	(108)	—	108	—	—
Accounts payable	1,877	(7,858)	3,407	—	(2,574)
Accrued and other liabilities	—	(4,731)	(1,478)	—	(6,209)
Income taxes payable	16,341	30,879	(42,849)	—	4,371
Net cash provided by (used in) operating activities	2,318	150,876	(158,763)	3,416	(2,153)
INVESTING ACTIVITIES:
Proceeds from sale leaseback transaction	—	8,608	—	—	8,608
Issuance of notes receivable to Ryan’s	—	(149,800)	—	149,800	—
Acquisitions, net of liabilities assumed and cash acquired	—	(165,488)	(3,418)	—	(168,906)
Purchase of property and equipment	—	(298)	(14,384)	—	(14,682)
Corporate cash advances (payments)	—	396,073	(392,657)	(3,416)	—
Collection of notes receivable	—	710	—	—	710
Purchase of other assets	(174)	(84)	—	—	(258)
Net cash provided by (used in) investing activities	(174)	89,721	(410,459)	146,384	(174,528)
FINANCING ACTIVITIES:
Repayment of term loan facility	—	(4,187)	(177,866)	—	(182,053)
Repurchase of 11¼% senior subordinated notes	—	(4,158)	(176,620)	—	(180,778)
Repurchase of 137/8% senior discount notes	(105,306)	—	—	—	(105,306)
Repayment of Ryan’s debt	—	(145,000)	—	—	(145,000)
Proceeds from new term loan funding	—	12,190	517,810	—	530,000
Proceeds from 12 ½% senior note issuance	—	6,900	293,100	—	300,000
Proceeds from revolving credit facility	—	374	15,876	—	16,250
Debt issuance costs	—	(825)	(35,052)	—	(35,877)
Payment of refinancing premiums	(16,052)	(380)	(16,122)	—	(32,554)
Dividends	119,214	(119,214)	—	—	—
Issuance of notes receivable from parent	—	—	149,800	(149,800)	—
Net cash provided by (used in) financing activities	(2,144)	(254,300)	570,926	(149,800)	164,682
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	(13,703)	1,704	—	(11,999)
CASH AND CASH EQUIVALENTS, beginning of period	37	14,068	6,089	—	20,194
CASH AND CASH EQUIVALENTS, end of period	$37	$365	$7,793	$—	$8,195

Condensed Consolidating Statement of Cash Flows
For the 24 Weeks Ended December 12, 2007

	Parent	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
	(In thousands)
OPERATING ACTIVITIES:
Net income (loss)	$(43,427)	$(43,427)	$(44,099)	$87,526	$(43,427)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	—	1,101	18,934	—	20,035
Amortization of debt issuance costs	—	55	2,347	—	2,402
Loss on disposal of assets	—	—	1,301	—	1,301
Impairment of assets	—	—	6,367	—	6,367
Deferred income taxes	—	22	942	—	964
Equity in earnings of subsidiaries	43,427	44,099	—	(87,526)	—
Changes in assets and liabilities:
Receivables	6,274	(5,526)	2,894	—	3,642
Inventories	—	(26)	(92)	—	(118)
Prepaid expenses and other current assets	—	(4,476)	(3,645)	—	(8,121)
Accounts payable	—	(9,342)	(586)	—	(9,928)
Accrued and other liabilities	—	(1,448)	3,058	—	1,610
Income taxes payable/refundable	(6,274)	17,344	—	—	11,070
Net cash used in operating activities	—	(1,624)	(12,579)	—	(14,203)
INVESTING ACTIVITIES:
Proceeds from sale leaseback transaction	—	—	14,746	—	14,746
Acquisitions, net of liabilities assumed and cash acquired	—	—	1	—	1
Purchase of property and equipment	—	(30)	(22,372)	—	(22,402)
Corporate cash advances (payments)	—	19,209	(19,209)	—	—
Collection of notes receivable	—	506	—	—	506
Proceeds from sale (purchase) of other assets	—	(489)	388	—	(101)
Net cash provided by (used in) investing activities	—	19,196	(26,446)	—	(7,250)
FINANCING ACTIVITIES:
Repayment of previous term loan facility	—	(61)	(2,589)	—	(2,650)
Proceeds from revolving credit facility	—	943	40,057	—	41,000
Debt issuance costs	—	(2)	(93)	—	(95)
Net cash provided by financing activities	—	880	37,375	—	38,255
NET CHANGE IN CASH AND CASH EQUIVALENTS RELATED TO DISCONTINUED OPERATIONS	—	—	(5)	—	(5)
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	18,452	(1,655)	—	16,797
CASH AND CASH EQUIVALENTS, beginning of period	37	(1,852)	6,460	—	4,645
CASH AND CASH EQUIVALENTS, end of period	$37	$16,600	$4,805	$—	$21,442

14. Subsequent Events

12 ½% Senior Notes

 On January 3, 2008, Buffets announced that it elected to take advantage of the 30-day grace period with respect to the missed interest payment, due January 2, 2008, on its 12 ½% Senior Notes due November 1, 2014 to continue to pursue restructuring discussions with its creditors. The total amount of the missed interest payment was approximately $18.8 million. Those discussions with creditors did not result in a viable restructuring plan and as a result of the failed discussions and due to significantly limited liquidity, on January 22, 2008, the Debtors filed voluntary petitions for relief under the provisions of Chapter 11 of the U.S. Bankruptcy Code. See “Reorganization under Chapter 11 of the U.S. Bankruptcy Code” below for further details.

The bankruptcy filing triggered events of default under the indenture governing the 12 ½% Senior Notes and the immediate acceleration of the outstanding principal amount and accrued but unpaid interest of the 12 ½% Senior Notes. The ability of the noteholders to seek remedies to enforce their rights under the indenture governing the 12 ½% Senior Notes is automatically stayed as a result of our bankruptcy filing and the noteholders’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code.

On January 7, 2008, U.S. Bank National Association resigned as Trustee, Registrar and Paying Agent under the 12 ½% Senior Note Indenture and HSBC Bank USA, N.A. became the successor Trustee, Registrar and Paying Agent.

Forbearance Agreement

On January 10, 2008, we entered into a Forbearance Agreement and Second Amendment (the “Forbearance Agreement”) to the Credit Agreement, dated as of November 1, 2006, among us, Buffets, our subsidiaries named therein, the lenders named therein, and Credit Suisse as Administrative Agent (the “Pre-Petition Credit Facility) relating to certain defaults under the Pre-Petition Credit Facility. The Forbearance Agreement also included certain amendments to the Pre-Petition Credit Facility. Among other things, the Forbearance Agreement provided that the lenders would forbear from exercising remedies related to certain pre-bankruptcy events of default, including the failure by the Company to maintain a minimum interest coverage ratio and a maximum leverage ratio and the failure by the Company to make the January 2, 2008 interest payment due on the Company’s 12 ½% Senior Notes within the applicable 30-day grace period, and for the amendment of the Pre-Petition Credit Facility to, among other things, increase the interest rate margin applicable to LIBOR-based revolving and term loans to 7.25% and the interest rate margin applicable to alternate base rate revolving and term loans to 6.25%. As part of the conditions to the Forbearance Agreement, the Company had to refrain from paying amounts owed with respect to any indebtedness other than the obligations under the Loan Documents during the Forbearance Period. This includes refraining from paying amounts owed under the terms of the Management Agreement with the Caxton-Iseman Party.

The Bankruptcy Cases triggered events of default under the Pre-Petition Credit Facility, as amended by the Forbearance Agreement, and the immediate acceleration of amounts outstanding under the Pre-Petition Credit Facility, other than the amounts rolled into the DIP Credit Agreement. The ability of the Pre-Petition Credit Facility lenders to seek remedies to enforce their rights under the Pre-Petition Credit Facility is automatically stayed as a result of the Bankruptcy Cases and the Pre-Petition Credit Facility lenders’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code.

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

Reorganization Under Chapter 11 of the U.S. Bankruptcy Code

On January 22, 2008, the Company and each of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy code (the “Bankruptcy Code”) with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”), Case Number 08-10141 (collectively, the “Bankruptcy Cases”). The petitions were filed in order to enable the Debtors to pursue reorganization efforts under Chapter 11 of the Bankruptcy Code. The Bankruptcy Cases are being jointly administered, and the Company and its subsidiaries will continue to operate and manage its business as debtors in possession, subject to the supervision of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code.

The bankruptcy filing triggered the immediate acceleration of, and events of default to occur under, certain of the Company’s direct financial obligations, including, among other things, amounts outstanding under the Pre-Petition Credit Agreement and its 12 ½% Senior Notes, due November 2014. However, the ability of its creditors to seek remedies to enforce their rights under these and other of its obligations is automatically stayed as a result of the Bankruptcy Cases and its creditors’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code. See “12 ½% Senior Notes” and “Forbearance Agreement” above for further details.

DIP Credit Agreement

In connection with their Chapter 11 filings, the Debtors entered into the $285 million DIP Credit Agreement (as defined in Note 2 - “Going Concern”) among the Company, Buffets, the lenders named therein, and Credit Suisse as Administrative Agent and Collateral Agent. The $285 million Dip Credit Agreement consists of an $85 million new money facility and $200 million of borrowings under Buffets’ Pre-Petition Credit Agreement that was rolled into the DIP Credit Agreement. Of the $85 million new money facility, $55 million is available subject to certain conditions, on a delayed draw basis until April 30, 2008. The proceeds of the new money loans incurred under the DIP Credit Agreement will be used to fund the continued operations of the Debtors’ businesses as debtors and debtors-in-possession under the Bankruptcy Code, pay certain transactional expenses and fees incurred by the Company and support the Debtors’ working capital needs and for general corporate purposes.

Borrowings under the DIP Credit Agreement will bear interest at the rate of LIBOR plus 7.25%, payable in cash monthly. The LIBOR rate will float throughout the life of the DIP Credit Agreement, provided that at no time during the life of the DIP Credit Agreement will the applicable LIBOR rate for the $85 million new money facility outstanding under the DIP Credit Agreement be less that 4.00% per annum or greater than 5.00% per annum. In addition, the DIP Credit Agreement obligated the Debtors to pay certain fees to the agents and lenders there under, as described in the DIP Credit Agreement.

The DIP Credit Agreement requires payment of all amounts borrowed, together with accrued and unpaid interest, by the Maturity Date (as defined below). The Debtors have the right to voluntarily prepay any borrowing, in whole or in part at any time. Subject to certain exceptions, the Debtors are subject to mandatory prepayment of the principal amount in the event of certain asset sales or receipt of cash proceeds from the incurrence of indebtedness.

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

The DIP Credit Agreement contains customary representations, warranties and covenants by the Debtors, including, without limitation, reporting requirements, financial covenants (including a requirement to maintain minimum financial results as defined therein), milestones related to the restructuring process, and limitations on the Company’s ability to sell assets. In order to draw down on the availability under the new money facility we must remain in compliance with all covenants in the DIP Credit Agreement.

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

The DIP Credit Agreement matures twelve months from January 22, 2008. The DIP Credit Agreement allows for one automatic six-month extension of the maturity if the principal balance outstanding under the new money facility of the DIP Credit Agreement is less than or equal to $50 million on such date, provided, that if the Company receives $10 million or more in asset sale proceeds during the first twelve months after the Company’s Chapter 11 petition date, the automatic six-month extension of the maturity will be available only if the principal balance outstanding under the new money DIP Credit Agreement is less than or equal to $40 million on such date. If the principal balance outstanding under the new money DIP Credit Agreement is greater than $50 million (or greater than $40 million, if the Company receives $10 million or more in asset proceeds during the first twelve months after the Company’s Chapter 11 petition date) on the twelve-month anniversary, a six-month extension may be granted with the consent of the holders of a majority in amount of the outstanding new money loans.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND  RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this  report. Unless the context indicates or requires otherwise, (i) the term  “Buffets Holdings” refers to Buffets Holdings, Inc.; (ii) the term “Buffets” refers to Buffets, Inc., our principal operating subsidiary; (iii) the terms “we,” “our,” “ours,” and the “Company” refer to Buffets Holdings, Inc. and its  subsidiaries. Some of the statements in the following discussion are forward-looking statements. See “Forward-Looking Statements and Risk Factors” elsewhere in this filing. Historical results will not be indicative of future results due to the  consummation of the merger transaction (the “Merger”) with Ryan’s Restaurant Group, Inc. (“Ryan’s”), the related refinancing of our indebtedness and Ryan’s indebtedness and the Chapter 11 reorganization discussed below.

Recent Developments

12 ½% Senior Notes

On January 3, 2008, Buffets announced that it elected to take advantage of the 30-day grace period with respect to the missed interest payment, due January 2, 2008, on its 12 ½% Senior Notes due November 1, 2014 (the “12 ½% Senior Notes”) to continue to pursue restructuring discussions with its creditors. The total amount of the interest payment was approximately $18.8 million. Those discussions with creditors did not result in a viable restructuring plan and as a result of the failed discussions and due to significantly limited liquidity, on January 22, 2008, the Company and its subsidiaries filed voluntary petitions for relief under the provisions of Chapter 11 of the U.S. Bankruptcy Code. See “—Reorganization Under Chapter 11 of the U.S. Bankruptcy Code” below for further details.

Forbearance Agreement

On January 10, 2008, we entered into a Forbearance Agreement and Second Amendment (the “Forbearance Agreement”) to the Credit Agreement, dated as of November 1, 2006, among us, Buffets, our subsidiaries named therein, the lenders named therein, and Credit Suisse as Administrative Agent (the “Pre-Petition Credit Facility”) relating to certain defaults under the Pre-Petition Credit Facility. The Forbearance Agreement also included certain amendments to the Pre-Petition Credit Facility. See “─Liquidity and Capital Resources- Pre-Petition Credit Facility” for more information.

Reorganization Under Chapter 11 of the U.S. Bankruptcy Code

Beginning in fiscal 2006, a variety of external economic factors began causing a decline in recent operating performance and liquidity. The leading factor has been a significant decline in discretionary spending among our core customers, which we believe has been caused by higher gasoline and energy prices, increased debt service loads due to rate increases on adjustable rate mortgages, lower consumer confidence and the general economic downturn. The unavailability of readily available credit caused by the collapse of the sub-prime mortgage market, stagnant home valuations, and lower available home equity due to previous consumer refinancing efforts has compounded our core consumer’s burden. Additionally, the increases in labor costs due to increases in minimum wage rates, food costs and energy expenses have materially increased our costs which, in turn has led to significant losses and decreased liquidity. As a result of the decline in our operating performance and liquidity, on January 22, 2008, we and each of our subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy code (the “Bankruptcy Code”) with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”), Case Number 08-10141 (collectively, the “Bankruptcy Cases”). The petitions were filed in order to enable the Debtors to pursue reorganization efforts under Chapter 11 of the Bankruptcy Code. The Bankruptcy Cases are being jointly administered, and we will continue to operate and manage our business as debtors in possession, subject to the supervision of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code.

We intend to continue normal business operations during the Bankruptcy Cases while we evaluate our business both financially and operationally and implement comprehensive improvements as appropriate to enhance performance. We intend to take steps to reduce costs, increase efficiency and return to profitability so that we emerge from bankruptcy as a stronger, more viable company. While we cannot predict with precision how long the reorganization process will take, it could take upward of twelve months.

The bankruptcy filing triggered the immediate acceleration of, and events of default to occur under, certain of our direct financial obligations, including, among other things, amounts outstanding under the Pre-Petition Credit Facility and our 12 ½% Senior Notes, due November 2014. However, the ability of our creditors to seek remedies to enforce their rights under these and other of our obligations is automatically stayed as a result of the Bankruptcy Cases and our creditors’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code.

We anticipate that substantially all of our and the other Debtor’s liabilities as of the date we filed for bankruptcy will be addressed under, and treated in accordance with, a plan of reorganization to be proposed to and voted on by our creditors in accordance with the provisions of the Bankruptcy Code. Although we intend to file and seek confirmation of such a plan, there can be no assurance as to when the plan will be filed or that the plan will be confirmed by the Bankruptcy Court and consummated. Nor can there be any assurance that we will be successful in achieving our goals, or that any measures that are achievable will result in sufficient improvement to our financial position. To the extent that the plan of reorganization contemplates new financing or refinancing requirements, there is no certainty that such funding will become available pursuant to acceptable terms or amounts. In summary, until the time that we emerge from bankruptcy, there will be no certainty about our ability to continue as a going concern. If a restructuring is not completed, we could be forced to sell a significant portion of our assets to retire outstanding indebtedness or, under certain circumstances, to cease operations.

Our continuation as a going concern is contingent upon, amongst other things, our ability (i) to comply with the terms and conditions of the DIP Credit Agreement described below; (ii) to obtain confirmation of a plan of reorganization under the Bankruptcy Code; (iii) to reduce administrative, operating and interest costs and liabilities through the bankruptcy process; (iv) to return to profitability and (v) to generate sufficient cash flow from operations. These matters create uncertainty relating to our ability to continue as a growing concern. The accompanying unaudited condensed consolidated financial statements do not reflect any adjustments relating to the recoverability of assets and classifications of liabilities that might result from the outcome of these uncertainties. In addition, a plan of reorganization could materially change the amounts reported in our condensed consolidated financial statements. Our condensed consolidated financial statements as of December 12, 2007 do not give effect to all the adjustments to the carrying value of assets and liabilities that may become necessary as a consequence of reorganization under Chapter 11.

Debtor-In-Possession Credit Agreement

On February 22, 2008, the Company received final approval from the Bankruptcy Court of its Secured Super-Priority Debtor-in-Possession Credit Agreement (the “DIP Credit Agreement”) among the Company, Buffets, the lenders named therein, and Credit Suisse as Administrative Agent and Collateral Agent. The DIP Credit Agreement consists of an $85 million new money facility and $200 million of borrowings under the Pre-Petition Credit Facility that was rolled into the DIP Credit Agreement. See “Credit Facilities and Other Long-Term Debt - The Debtor-In-Possession Credit Agreement” for additional information.

Store Closures

On February 7, 2008, we approved the closure of 52 underperforming restaurants, consisting primarily of leased properties located in 23 states. All but one of the applicable restaurants were closed on February 10th and 11th. Our ongoing analysis and review of our restaurant portfolio determined that these restaurants did not have the potential to deliver acceptable returns on invested capital. In connection with the restaurant closures, we terminated the employment of 2,200 to 2,300 employees.

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

Third Amendment to the Pre-Petition Credit Facility

On March 12, 2008, we received final approval from the Bankruptcy Court for the Third Amendment (the “Third Amendment”) to the Pre-Petition Credit Facility. In accordance with the Third Amendment, we may continue to renew letters of credit originally issued under the Pre-Petition Credit Facility notwithstanding the fact that we filed a petition for relief under Chapter 11 of the Bankruptcy Code. See “—Liquidity and Capital Resources—Credit Facilities on Other Long Term Debt.”

Overview

We are the nation’s largest steak-buffet restaurant chain by number of units and the second largest company in the family dining segment by sales volume. Our restaurants are principally operated under the names Ryan’s®, Fire Mountain®, Old Country Buffet® and HomeTown Buffet®. As of December 12, 2007, we had 615 company-owned steak-buffet restaurants and sixteen franchised locations in 42 states.

Restaurants operating as of June 27, 2007	632
For the twenty-four week period ended December 12, 2007:
Restaurants opened	3
Restaurants closed	(20)
Restaurants operating as of December 12, 2007	615

In February 2008, we closed 52 restaurants (see “—Recent Developments—Store Closures” for further discussion of these store closures). Subsequent to these closures, the Company owned and operated 574 restaurants, including 563 steak-buffet restaurants and eleven Tahoe Joe’s Famous Steakhouse® restaurants, and franchised sixteen restaurants.

Buffets was founded in 1983 to develop buffet-style restaurants under the name Old Country Buffet®. In October 1985, Buffets completed its initial public offering and was listed on The NASDAQ National Market. In September 1996, Buffets merged with HomeTown Buffet, Inc., which was developed by one of Buffets’ co-founders. In October 2000, Buffets was acquired by Buffets Holdings, a company organized by investment funds affiliated with Caxton-Iseman Capital, LLC (“Caxton-Iseman Capital”), in a buyout from public shareholders. On November 1, 2006, Buffets merged (the “Merger”) with Ryan’s to create the nation’s largest steak-buffet restaurant chain by number of units and the second largest company in the family dining segment by sales volume. On January 22, 2008, we and each of our subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. See “—Recent Developments—Reorganization Under Chapter 11 of the U.S. Bankruptcy Code” for further details.

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

•
Closed restaurant costs represent costs associated with the closure of underperforming restaurants, including, but not limited to lease termination costs and obligations and employee termination costs.

•	Impairment of assets reflects fair market adjustments to the carrying value of long-lived assets, primarily comprised of assets held for sale.

•
Merger integration costs represent professional fees, performance bonuses, employee travel and expenses and other costs related to integration activities associated with the acquisitions of Ryan’s and North’s Restaurants, Inc.

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

•
Loss related to refinancing for fiscal year 2007 represents transaction costs associated with amendments to Buffets’ Amended and Restated Credit Agreement and repurchasing or redeeming our 11 1/4% senior subordinated notes and 13 7/8 % senior discount notes on or shortly after November 1, 2006. Loss related to refinancing for fiscal year 2008 represents transaction costs associated with an amendment to Buffets’ current credit facility in March 2007.

•	Other income primarily reflects franchise fees earned.

•	Income tax benefit reflects the current and deferred tax benefit determined in accordance with the provisions of SFAS 109, Accounting for Income Taxes.

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

Impairment charges of approximately $6.4 million, primarily related to assets currently held for sale, were recorded in the first 24 weeks of fiscal year 2008. No impairment charges were recorded in the first 24 weeks of fiscal year 2007.

Goodwill and Other Intangible Assets

The Company tests the recoverability of goodwill and other intangible assets annually or whenever events or circumstances indicate that the carrying amount may not be recoverable. Goodwill and other intangible assets are deemed to be impaired if the fair value of a reporting unit is less than its carrying value. If goodwill or other intangible assets are determined to be impaired, the loss is measured as the amount by which the carrying amounts of a reporting unit’s goodwill or other intangible assets exceeds their implied fair value. The fair value of a reporting unit is an estimate based on assumptions regarding its future cash flows. In the event that these assumptions change in the future, the Company may be required to record impairment charges related to its goodwill or other intangible assets. No impairment charges were recorded in the first 24 weeks of fiscal years 2007 and 2008.

On January 22, 2008, the Company voluntarily filed for relief under Chapter 11 of the United States Bankruptcy Code. As a result of the Chapter 11 filing and the events leading up to it, management performed an initial assessment of goodwill impairment as of the end of the second quarter of fiscal 2008, based on market multiples of trailing twelve month and forecasted EBITDA. Although this initial assessment did not indicate an impairment of goodwill, because of the difficulty in making an assessment given the uncertainty related to the Chapter 11 filing and the development of the reorganization plan, the Company is taking steps to engage an outside firm to perform an independent valuation of goodwill. At this time, the Company is unable to make a good-faith estimate of the potential amount or range of amounts of the impairment charge, if one is determined to exist. Any impairment charge that may result from the completion of the valuation may be material, but will not result in future cash expenditures and will not result in any significant changes to its operations other than those communicated as part of the restructuring plans.

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

Closed Restaurant Reserve

We maintain a closed restaurant reserve for certain restaurants that are no longer operating. The closed restaurant costs are principally comprised of our estimates of lease termination costs and obligations, net of sublease and other cash receipts, and employee termination costs. Many factors including the local business environment, other available lease sites, the ability to secure subleases, the creditworthiness of subtenants, and our success at negotiating early termination agreements with lessors are considered in establishing the accruals. Adjustments to the reserve primarily relate to changes in subtenant income or actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which the changes become known. The store closing reserve (current and non-current in aggregate) was $1.7 million and $2.4 million as of June 27, 2007 and December 12, 2007, respectively.

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

Gift Cards and Gift Certificates

We sell plastic gift cards to our customers. Proceeds from the sale of gift cards/certificates are initially recorded as a liability when received. Revenues from the sale of gift cards at our restaurants are recognized upon redemption. In estimating the related gift card/certificate liability, we analyze historical trends to derive our estimates of future gift card/certificate redemption patterns. The assumptions and activity are closely monitored for changes in escheatment laws and redemption patterns. We adjust our gift card/certificate liability based on historical and expected non-redemption trends. These adjustments are classified within “Direct and Occupancy Costs” in our accompanying condensed consolidated statements of operations. Our gift card/certificate liability was $5.4 million and $5.8 million as of June 27, 2007 and December 12, 2007, respectively, of which approximately $1.1 million and $1.2 million, respectively, was related to the Tahoe Joe’s restaurants, and is classified as discontinued operations in the accompanying condensed consolidated balance sheets.

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

There was no financial statement impact associated with the adoption of SFAS 123(R) and we did not recognize or record any share-based compensation for the 24 week periods ending December 13, 2006 and December 12, 2007.

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

Merger Integration Costs

Merger integration costs represent professional fees, performance bonuses, employee travel and expenses and other costs related to integration activities associated with the acquisitions of Ryan’s and North’s Restaurants, Inc. Merger integration costs of approximately $14.6 million have been expensed as incurred since November 1, 2006, of which approximately $3.7 million were expensed in the first two quarters of fiscal 2008 are recorded in “Merger Integration Costs” in the accompanying condensed consolidated statements of operations.

Results of Operations

The following discussion reflects our historical results for the twelve-week periods ended December 13, 2006 and December 12, 2007. Our operating results include the impact of Ryan’s operations and the impact of the related refinancing of our indebtedness and Ryan’s indebtedness for the entire twelve-week period ended December 12, 2007, and include the impact of Ryan’s operations and related  refinancing from November 1, 2006, the merger date, to December 13, 2006. Our future results may not be consistent with our historical results due to the Merger and Chapter 11 reorganization. The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report.

	Twelve Weeks Ended
	December 13, 2006	December 12, 2007
	(dollars in thousands)
Significant items that impacted results of operations:
Closed restaurant costs (1)	$817	$2,817
Impairment of assets (2)	—	6,367
Merger integration costs (3)	3,074	2,041
Loss on sale leaseback transactions (4)	2,498	—
Loss related to refinancing (5)	40,042	—

(1)
Closed restaurant costs were $0.8 million during the second quarter of fiscal 2007 as compared to $2.8 million for the second quarter of fiscal 2008. The increase was due in large part to the closure of nine under performing restaurants in the twelve-week period ended December 13, 2006 compared to nineteen store closures in the twelve-week period ended December 12, 2007. In the second quarter of fiscal 2007, we closed seven Ryan’s brand restaurants acquired in the merger. Costs related to these store closures were charged to goodwill pursuant to EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. For the remaining two stores, we incurred cash charges of approximately $0.2 million. These charges included approximately $0.1 million related to lease termination costs and obligations and $0.1 million related to employee termination costs and other associated costs. The remaining charges of approximately $0.5 million relate to changes in reserve estimates related to previously closed stores, terminations of sublease agreements and other related costs. In the second quarter of fiscal 2008, we closed twelve Ryan’s brand restaurants acquired in the merger. Charges related to these closures were charged to goodwill pursuant to EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. For the remaining seven stores closed, we incurred cash charges of approximately $0.9 million. These charges included approximately $0.8 million related to lease termination costs and obligations and $0.1 million related to employee termination costs and other associated costs. The remaining charges of approximately $1.9 million related to changes in reserve estimates related to previously closed stores, terminations of sublease agreements and other related costs. See Note 8 - “Acquisitions” to our accompanying condensed consolidated financial statements for further discussion of our merger with Ryan’s.

(2)
We test property and equipment annually or whenever events or circumstances indicate that the carrying amount of a restaurant’s assets may not be recoverable. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows, namely as individual restaurants. During the second quarter of fiscal year 2008 we recognized losses of approximately $6.4 million related to impairments of the carrying value of our long-lived assets for nineteen restaurants currently classified as held for sale and one land parcel currently held in property and equipment, as the carrying value of these long-lived assets exceeded their fair value. No impairment was recorded during the second quarter of fiscal year 2007.

(3)
Merger integration costs represent professional fees, performance bonuses, employee travel and expenses and other costs related to integration activities associated with the acquisitions of Ryan’s and North’s Restaurants, Inc.

(4)
During the second quarter of fiscal 2007, we entered into a sale leaseback transaction whereby we transferred our leasehold interests and leasehold improvements with respect to seven restaurants to a third party for net proceeds of approximately $8.4 million. We simultaneously entered into long-term leases for those restaurants. In connection with this sale leaseback transaction, we recorded a loss of approximately $2.5 million primarily to reflect the impairment of certain of the properties for which the net proceeds were less than the book value of the leasehold assets.

(5)
On November 1, 2006, due to the merger with Ryan’s, we refinanced our long-term debt. In connection with this refinancing, we wrote off approximately $30.6 million in cumulative debt discount related to our senior subordinated notes and senior discount notes and approximately $8.7 million of debt issuance costs related to a predecessor credit facility, senior subordinated notes and senior discount notes. The remaining charges represent transaction fees.

Twelve weeks ended December 12, 2007 compared to twelve weeks ended December 13, 2006:

The following table sets forth our results of operations based on the percentage relationship of the items listed to our restaurant sales during the periods shown:

	Twelve Weeks Ended
	December 13, 2006		December 12, 2007
	(dollars in thousands)
Restaurant sales	$291,005	100.0%	$348,101	100.0%
Restaurant costs:
Food	100,409	34.5	122,041	35.1
Labor	88,275	30.3	107,448	30.9
Direct and occupancy	74,108	25.5	95,190	27.3
Total restaurant costs	262,792	90.3	324,679	93.3
Advertising expenses	7,722	2.7	8,790	2.5
General and administrative expenses	13,795	4.7	16,649	4.8
Closed restaurant costs	817	0.3	2,817	0.8
Impairment of assets	—	0.0	6,367	1.8
Merger integration costs	3,074	1.1	2,041	0.6
Loss on sale leaseback transactions	2,498	0.9	—	0.0
Loss on litigation settlements	—	0.0	30	0.0
Operating income (loss)	307	0.1	(13,272)	(3.8)
Interest expense	17,386	6.0	21,585	6.2
Interest income	(50)	(0.0)	(1)	(0.0)
Loss related to refinancing	40,042	13.8	—	0.0
Other income	(296)	(0.1)	(205)	(0.1)
Loss before income taxes	(56,775)	(19.5)	(34,651)	(10.0)
Income tax expense (benefit)	(21,640)	(7.4)	3,246	0.9
Net loss from continuing operations	(35,135)	(12.1)	(37,897)	(10.9)
Net income from discontinued operations, net of tax	199	0.1	246	0.1
Net loss	$(34,936)	(12.0)	$(37,651)	(10.8)

Certain percentage amounts do not sum to total due to rounding.

Restaurant Sales. Restaurant sales increased $57.1 million, or 19.6%, during the 24 week period ended December 12, 2007 over the comparable prior year period, primarily due to the merger with Ryan’s. Excluding Ryan’s restaurant sales, restaurant sales decreased $7.5 million, or 3.6%, during the second quarter of fiscal 2008.

Average weekly sales during the second quarter of fiscal 2008 for the Buffets brand restaurants, which include the Old Country Buffet® and HomeTown Buffet® brands, decreased approximately 1.9% to $51,261 as compared to the comparable prior year period. Same store sales for the second quarter of fiscal 2008 decreased by 2.9% for the Buffets brand restaurants as compared to the prior year. This decrease was primarily attributable to a 5.2% decline in guest traffic, partially offset by a 2.3% increase in average check. Average weekly sales for the second quarter of fiscal 2008 for the Ryan’s brand restaurants, which include the Ryan’s® and Fire Mountain® brands, decreased by 4.1% to $41,305 as compared to the comparable prior year period. Same store sales for the second quarter decreased by 6.9% for the Ryan’s brand restaurants as compared to the prior year. This decrease was primarily attributable to a 9.6% decline in guest traffic, partially offset by a 2.7% increase in average check. Same store sales calculations reflect those restaurants that have been in operation for at least eighteen operating periods.

Food costs. Total food costs increased $21.6 million, or 21.5%, during the twelve-week period ended December 12, 2007 over the comparable prior year period, in part due to the merger with Ryan’s. Food costs as a percentage of sales increased by 60 basis points during the second quarter of fiscal 2008 as compared to the prior year period, primarily due to increases in the price of certain commodities such as chicken and dairy products. These increases were partially offset by synergies realized on vendor procurement and production of certain food items in connection with the Ryan’s merger.

Labor costs. Labor costs increased $19.2 million, or 21.7%, during the twelve-week period ended December 12, 2007 over the comparable prior year period, in part due to the merger with Ryan’s. Labor costs as a percentage of sales increased 60 basis points during the second quarter of fiscal 2008 as compared to the prior year period, primarily due to wage inflation as a result of minimum wage increases in several states effective January 1, 2007, federal minimum wage increases effective July 24, 2007 and other modest wage increases. This increase was partially offset by synergies realized on labor mix changes in connection with the Ryan’s merger.

Direct and occupancy costs. Direct and occupancy costs increased $21.1 million, or 28.4%, during the twelve-week period ended December 12, 2007 over the comparable prior year period, in part due to the merger with Ryan’s. Direct and occupancy costs as a percentage of sales increased by 180 basis points during the second quarter of fiscal 2008 as compared to the prior year period, primarily due to higher repairs and maintenance and utilities costs, as well as tightened sales leverage resulting from the fixed-cost nature of our occupancy costs over a declining sales base during the period

Advertising Expenses. Advertising costs increased $1.1 million during the second quarter of fiscal 2008 versus the comparable prior year period, but decreased 20 basis points as a percentage of sales. Historically, Ryan’s did not incur significant media advertising expenditures so the inclusion of Ryan’s sales with little advertising spend significantly improved the sales leverage of this cost category. We intend to continue to test electronic media advertising and direct mail advertising at Ryan’s and, if successful, expect to expand our advertising plan to include Ryan’s going forward.

General and Administrative Expenses. General and administrative expenses increased $2.9 million, or 20.7%, during the twelve-week period ended December 12, 2007. General and administrative expenses as a percentage of sales increased by 10 basis points during the second quarter of fiscal 2008 as compared to the prior year period, primarily due to increases in professional and legal fees as well as tightened sales leverage resulting from the fixed-cost nature of these costs over a declining sales base during the period. These increases were partially offset by synergies realized in connection with the Ryan’s merger.

Interest Expense. Interest expense increased $4.2 million during the second quarter of fiscal 2008 versus the comparable prior year period. Interest expense as a percentage of sales increased by 20 basis points during the second quarter of fiscal 2008 versus the comparable prior year period primarily due to the significant increase in our short-term borrowings as well as increases in interest rates on those borrowings.

Income Taxes. Income tax expense increased 830 basis points as a percentage of sales for the twelve-week period ended December 12, 2007 versus the comparable period in the prior year, principally due to reductions in our pretax losses and our projected effective tax rate for fiscal 2008, a $2.5 million increase in our deferred tax valuation allowance related to Ryan’s and an adjustment of $0.2 million to accrue quarterly interest on tax reserve items. This adjustment is due to fair value adjustments to Ryan’s purchase balance sheet. The $2.5 million adjustment to the valuation allowance is recorded in “Income tax benefit” in the accompanying condensed consolidated statements of operations, whereas the adjustment to the underlying deferred tax asset balances is recorded in “Goodwill” in the accompanying condensed consolidated balance sheets.

Excluding the $2.7 million of adjustments above and the impact of presenting Tahoe Joe’s tax provision within discontinued operations, our projected effective rate for fiscal 2008 is approximately (1.0)%.  The difference between this rate and the statutory rate is due to the projected increase in our valuation allowance to offset the tax benefits from our projected loss before income taxes. As a result, this rate primarily reflects projected state income tax expense for fiscal 2008.

The following discussion reflects our restated historical results for the 24 week periods ended December 13, 2006 and December 12, 2007. Our operating results include the impact of Ryan’s operations and the impact of the related refinancing of our indebtedness and Ryan’s indebtedness for the entire 24 week period ended December 12, 2007, and include the impact of Ryan’s operations and related refinancing from November1, 2006, the merger date, to December 13, 2006. Our future results may not be consistent with our historical results due to the Merger and Chapter 11 reorganization. The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report.

	24 Weeks Ended
	December 13, 2006	December 12, 2007
	(dollars in thousands)
Significant items that impacted results of operations:
Closed restaurant costs (1)	$1,559	$2,886
Impairment of assets (2)	—	6,367
Merger integration costs (3)	3,514	3,674
Loss on sale leaseback transactions (4)	2,498	—
Loss related to refinancing (5)	40,285	5

(1)
Closed restaurant costs were $1.6 million during the first half of fiscal 2007 as compared to $2.9 million for the first half of fiscal 2008. The increase was due in large part to the closure of twelve under performing restaurants in the 24 week period ended December 13, 2006 compared to twenty store closures in the 24 week period ended December 12, 2007. In fiscal 2007, we closed seven Ryan’s brand restaurants acquired in the merger. Costs related to these store closures were charged to goodwill pursuant to EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. For the remaining five stores, we incurred cash charges of approximately $1.1 million. These charges included approximately $0.1 million related to lease termination costs and obligations, $0.1 million related to employee termination costs and $0.1 million related to other associated costs. In addition, non-cash charges related to these closures were approximately $0.2 million. The remaining charges of approximately $0.3 million relate to changes in reserve estimates related to previously closed stores, terminations of sublease agreements and other related costs. In fiscal 2008, we closed thirteen Ryan’s brand restaurants acquired in the merger. Charges related to these closures were charged to goodwill pursuant to EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. For the remaining seven stores, we incurred cash charges of approximately $0.9 million. These charges included approximately $0.8 million related to lease termination costs and obligations and $0.1 million related to employee termination costs and other associated costs. In addition, non-cash charges related to these closures were approximately $0.9 million. The remaining charges of approximately $1.1 million related to changes in reserve estimates related to previously closed stores, terminations of sublease agreements and other related costs.

(2)
We test property and equipment annually or whenever events or circumstances indicate that the carrying amount of a restaurant’s assets may not be recoverable. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows, namely as individual restaurants. During fiscal year 2008 we recognized losses of approximately $6.4 million related to impairments of the carrying value of our long-lived assets for nineteen restaurants currently classified as held for sale and one land parcel currently held in property and equipment, as the carrying value of these long-lived assets exceeded their fair value. No impairment was recorded during fiscal year 2007.

(3)
Merger integration costs represent professional fees, performance bonuses, employee travel and expenses and other costs related to integration activities associated with the Ryan’s and North’s acquisitions.

(4)
During the second quarter of fiscal 2007, we entered into a sale leaseback transaction whereby we transferred our leasehold interests and leasehold improvements with respect to seven restaurants to a third party for net proceeds of approximately $8.4 million. We simultaneously entered into long-term leases for those restaurants. In connection with this sale leaseback transaction, we recorded a loss of approximately $2.5 million primarily to reflect the impairment of certain of the properties for which the net proceeds were less than the book value of the leasehold assets.

(5)
On November 1, 2006, due to the merger with Ryan’s, we refinanced our long-term debt. In connection with this refinancing, we wrote off approximately $30.6 million in cumulative debt discount related to our senior subordinated notes and senior discount notes and approximately $8.7 million of debt issuance costs related to the predecessor Credit Facility, senior subordinated notes and senior discount notes. The remaining charges represent transaction fees.

24 weeks ended December 12, 2007 compared to 24 weeks ended December 13, 2006:

The following table sets forth our results of operations based on the percentage relationship of the items listed to our restaurant sales during the periods shown:

	24 Weeks Ended
	December 13, 2006		December 12, 2007
	(dollars in thousands)
Restaurant sales	$504,909	100.0%	$724,640	100.0%
Restaurant costs:
Food	174,499	34.6	252,209	34.8
Labor	148,653	29.4	218,595	30.2
Direct and occupancy	125,980	25.0	193,360	26.7
Total restaurant costs	449,132	89.0	664,164	91.7
Advertising expenses	14,949	3.0	18,657	2.6
General and administrative expenses	23,061	4.6	32,547	4.5
Closed restaurant costs	1,559	0.3	2,886	0.4
Impairment of assets	—	—	6,367	0.9
Merger integration costs	3,514	0.7	3,674	0.5
Loss on sale leaseback transactions	2,498	0.5	—	—
Loss on litigation settlements	—	—	84	0.0
Operating income	10,196	2.0	(3,739)	(0.5)
Interest expense	30,614	6.1	42,342	5.8
Interest income	(78)	(0.0)	(162)	(0.0)
Loss related to refinancing	40,285	8.0	5	0.0
Other income	(498)	(0.1)	(475)	(0.1)
Loss before income taxes	(60,127)	(11.9)	(45,449)	(6.3)
Income tax benefit	(23,543)	(4.7)	(1,739)	(0.2)
Net loss from continuing operations	(36,584)	(7.2)	(43,710)	(6.0)
Net income from discontinued operations, net of tax	508	0.1	283	0.0
Net loss	$(36,076)	(7.1)	$(43,427)	(6.0)

Certain percentage amounts do not sum to total due to rounding.

Restaurant Sales. Restaurant sales increased $219.7 million, or 43.5%, during the first 24 weeks of fiscal 2008 over the comparable prior year period, primarily due to the merger with Ryan’s. Excluding Ryan’s restaurant sales, restaurant sales decreased $8.6 million, or 2.1%, during the first 24 weeks of fiscal 2008.

Average weekly sales for the first 24 weeks of fiscal 2008 for the Buffets brand restaurants, which include the Old Country Buffet® and HomeTown Buffet® brands, decreased approximately 0.5% to $52,975 as compared to the comparable prior year period. Same store sales for the first 24 weeks of fiscal 2008 decreased by 1.5% for the Buffets brand restaurants as compared to the prior year. This decrease was primarily attributable to a 4.1% decline in guest traffic, partially offset by a 2.6% increase in average check. Average weekly sales for the first 24 weeks of fiscal 2008 for the Ryan’s brand restaurants, which include the Ryan’s® and Fire Mountain® brands, decreased by 2.5% to $42,830 as compared to the comparable prior year period. Same store sales for the first 24 weeks of fiscal 2008 decreased by 5.4% for the Ryan’s brand restaurants as compared to the prior year. This decrease was primarily attributable to a 7.8% decline in guest traffic, partially offset by a 2.4% increase in average check. Same store sales calculations reflect those restaurants that have been in operation for at least eighteen operating periods.

Food costs. Total food costs increased $77.7 million, or 44.5%, during the first 24 weeks of fiscal 2008 over the comparable prior year period, primarily due to the merger with Ryan’s. Food costs as a percentage of sales increased by 20 basis points during the first half of fiscal 2008 as compared to the prior year period, primarily due to increases in the price of certain commodities such as chicken and dairy products. These increases were partially offset by synergies realized on vendor procurement and production of certain food items in connection with the Ryan’s merger.

Labor costs. Labor costs increased $69.9 million, or 47.1%, during the first 24 weeks of fiscal 2008 over the comparable prior year period, primarily due to the merger with Ryan’s. Labor costs as a percentage of sales increased 80 basis points during the first half of fiscal 2008 as compared to the prior year period, primarily due to wage inflation as a result of minimum wage increases in several states effective January 1, 2007, federal minimum wage increases effective July 24, 2007 and other modest wage increases. This increase was partially offset by synergies realized on labor mix changes in connection with the Ryan’s merger.

Direct and occupancy costs. Direct and occupancy costs increased $67.4 million, or 53.5%, during the first 24 weeks of fiscal 2008 over the comparable prior year period, primarily due to the merger with Ryan’s. Direct and occupancy costs as a percentage of sales increased by 170 basis points during the first half of fiscal 2008 as compared to the prior year period, primarily due to higher repairs and maintenance and utilities costs as well as tightened sales leverage resulting from the fixed-cost nature of our occupancy costs over a declining sales base during the period

Advertising Expenses. Advertising costs increased $3.7 million during the first 24 weeks of fiscal 2008 versus the comparable prior year period, but decreased 40 basis points as a percentage of sales during the first half of fiscal 2008 as compared to the prior year period. Historically, Ryan’s did not incur significant media advertising expenditures so the inclusion of Ryan’s sales with little advertising spend significantly improved the sales leverage of this cost category. We intend to continue to test electronic media advertising and direct mail advertising at Ryan’s and, if successful, expect to expand our advertising plan to include Ryan’s going forward.

General and Administrative Expenses. General and administrative expenses increased $9.5 million, or 41.1%, during first 24 weeks of fiscal 2008 primarily due to the merger with Ryan’s, but decreased 10 basis points as a percentage of sales during the first half of fiscal 2008 as compared to the prior year period. This decrease was due to synergies realized in connection with the Ryan’s merger.

Interest Expense. Interest expense increased $11.7 million during the first 24 weeks of fiscal 2008 versus the comparable prior year period, but decreased 30 basis points as a percentage of sales during the first half of fiscal 2008 compared to the prior year period, primarily due to the larger sales base from the acquired restaurants.

Income Taxes. Income tax benefit decreased 490 basis points as a percentage of sales for the first twenty-four weeks of fiscal 2008 versus the comparable period in the prior year, principally due to a reduction in our projected effective rate for fiscal 2008 and an adjustment of $1.2 million to accrue interest on tax reserve items. These items have been partially offset by a $3.7 million reduction in our deferred tax valuation allowance related to Ryan’s. Of this $3.7 million reduction, $6.2 million is due to provision-to-return differences reflecting higher deductions in Ryan’s November 1, 2006 stub period tax return than initially expected, primarily related to changes in tax accounting methods, partially offset by $2.5 million due to fair value adjustments to the Ryan’s purchase balance sheet. The $3.7 million reduction to the valuation allowance is recorded in “Income tax benefit” in the accompanying condensed consolidated statements of operations, whereas the adjustment to the underlying deferred tax asset balances is recorded in “Goodwill” in the accompanying condensed consolidated balance sheets.

Excluding the $2.5 million of adjustments above and the impact of presenting Tahoe Joe’s tax provision within discontinued operations, our projected effective rate for fiscal 2008 is approximately (1.0)%.  The difference between this rate and the statutory rate is due to the projected increase in our valuation allowance to offset the tax benefits from our projected loss before income taxes. As a result, this rate primarily reflects projected state income tax expense for fiscal 2008.

Liquidity and Capital Resources

We are a holding company with no operations or assets of our own other than the capital stock of our subsidiaries. Our operations are conducted through our subsidiaries. Cash flows generated from our operating activities generally provide us with a source of liquidity. Our sales are primarily for cash or credit and settlement occurs within a few days. Our cash flow from operations is used for payments to vendors, capital expenditures, including remodeling initiatives, general corporate purposes and debt service payments. Vendors are paid on terms generally ranging from 14 to 35 days.

On January 3, 2008, Buffets announced that it elected to take advantage of the 30-day grace period with respect to the missed interest payment, due January 2, 2008, on its 12 ½% Senior Notes to pursue restructuring discussions with its creditors. The total amount of the missed interest payment was approximately $18.8 million. Those discussions with creditors did not result in a viable restructuring plan and on January 22, 2008, as the result of these failed discussions and due to significantly limited liquidity caused by a variety of factors including a decrease in discretionary spending by our core customer segment and higher food, labor and energy prices, we and the other Debtors filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court.

The Bankruptcy Cases triggered the immediate acceleration of, and events of default to occur under, certain of our direct financial obligations, including, among others, amounts outstanding under the Pre-Petition Credit Agreement and our 12 ½% Senior Notes. The Bankruptcy Cases stayed the ability of the lenders under the Pre-Petition Credit Agreement and the holders of our 12 ½% Senor Notes from seeking remedies to enforce their rights during the Bankruptcy Cases. As a result, our short-term liquidity needs arise primarily from principal and interest payments under the DIP Credit Agreement (discussed below), capital expenditures and working capital requirements. Our primary sources of liquidity are cash flows from operations and available borrowing capacity under the DIP Credit Agreement.

In connection with the Chapter 11 filing, we entered into the DIP Credit Agreement to provide post-petition financing. The $285 million DIP Credit Agreement consists of an $85 million new money facility and $200 million of borrowings under the Pre-Petition Credit Agreement that were rolled into the DIP Credit Agreement. The proceeds of the new money facility incurred under the DIP Credit Agreement will be used to fund our and the other Debtors’ continued operations as debtors in possession under the Bankruptcy Code, pay certain expenses and fees incurred in connection with the Bankruptcy Cases, support working capital needs and for general corporate purposes. In addition, on March 12, 2008, we received final approval from the Bankruptcy Court for the Third Amendment (the “Third Amendment”) to the Pre-Petition Credit Facility. In accordance with the Third Amendment, we may continue to renew letters of credit originally issued under the Pre-Petition Credit Facility notwithstanding the fact that we filed a petition for relief under Chapter 11 of the Bankruptcy Code. See “—Credit Facilities and Other Long-Term Debt” below.

Operating Activities. Net cash used in operating activities was $14.2 million and $2.2 million for the 24 weeks ended December 12, 2007 and December 13, 2006, respectively. The overall increase in net cash used in operating activities is primarily attributable to a $12.3 million increase in cash interest payments and $3.5 million in non-capitalizable merger integration costs related to the merger with Ryan’s. Net cash used in operating activities was higher than the net loss for the first 24 weeks of fiscal 2008 principally due to receipt of accounts receivable and a net increase in income taxes payable as well as the effect of non-cash depreciation and amortization. Net cash used in operating activities was higher than net loss for the first 24 weeks of fiscal 2007 principally due to the effect of non-cash depreciation and amortization and accretion of original issue discount, as well as refinancing premiums expensed.

Investing Activities. Net cash used in investment activities was $7.3 million and $174.5 million for the 24 weeks ended December 12, 2007 and December 13, 2006, respectively. During the first 24 weeks of fiscal 2008, our property and equipment related capital expenditures of $22.4 million represented remodeling and improvement cost on our existing restaurants. This use of cash was partially offset by cash provided by our sale of certain assets held for sale resulting in gross proceeds of $14.7 million. During the first 24 weeks of fiscal 2007, our property and equipment related capital expenditures of $14.7 million represented remodeling and improvement cost on our existing restaurants. On November 1, 2006, we acquired certain assets and liabilities of Ryan’s for approximately $168.9 million.

Financing Activities. Net cash provided by financing activities was $38.3 million and $164.7 million for the first 24 weeks of fiscal years 2008 and 2007, respectively. During the first 24 weeks of fiscal 2008, financing activities consisted primarily of borrowings of $41.0 million under our revolving facilities offset in part by $2.7 million of term loan repayments under the Pre-Petition Credit Facility. During the first 24 weeks of fiscal 2007, financing activities primarily consisted of proceeds of $546.2 million from our Pre-Petition Credit Facility and the issuance of $300 million of our 12 ½% Senior Notes, offset in part by $182.1 million of term loan repayments, $180.8 million for the repurchase of our 11 1/4 % Senior Subordinated Notes, $105.3 million for the repurchase of our 13 7/8% senior discount notes, and $145 million for the repayment of Ryan’s notes payable. In addition, we incurred $32.6 million in debt refinancing premiums and $35.9 million of debt issuance costs related to the refinancing of our Pre-Petition Credit Agreement and the issuance of our 12 ½% Senior Notes.

Income Tax Refunds. We expect to receive approximately $6.0 million in income tax refunds over the remainder of fiscal 2008. Approximately $4.5 million relates to carryback claims related to federal returns filed in previous years and $1.5 million relates to state tax returns.

Credit Facilities and Other Long Term Debt

Post-Petition Financing

Debtor-in-Possession Credit Agreement

In connection with the Chapter 11 filing, we and the other Debtors have entered into the DIP Credit Agreement. The $285 million DIP Credit Agreement consists of an $85 million new money facility and $200 million of borrowings under the Pre-Petition Credit Agreement that will be rolled into the DIP Credit Agreement. Of the $85 million new money facility, $30 million drawn on January 23, 2008 and $55 million is available, subject to certain conditions, on a delayed draw basis until April 30, 2008. The proceeds of the new money loans incurred under the DIP Credit Agreement will be used to fund the continued operation of our and the other Debtors’ businesses as debtors in possession under the Bankruptcy Code, pay certain expenses and fees incurred by us in connection with the Bankruptcy Cases, support the Debtors’ working capital needs and for general corporate purposes. As of March 31, 2008, approximately $30.0 million of new money borrowings were outstanding under the DIP Credit Agreement.

Borrowings under the DIP Credit Agreement bear interest at the rate of LIBOR plus 7.25%, payable in cash monthly. The LIBOR rate will float throughout the life of the DIP Credit Agreement, provided that at no time during the life of the DIP Credit Agreement will the applicable LIBOR rate for (1) amounts outstanding under the new money facility of the DIP Credit Agreement be less than 4.00% per annum or greater than 5.00% per annum and (2) amounts rolled into the DIP Credit Agreement from the Pre-Petition Credit Facility exceed 5.00% per annum. In addition, the DIP Credit Agreement obligates the Debtors to pay certain fees to the agents and lenders there under, as described in the DIP Credit Agreement.

The DIP Credit Agreement requires payment of all amounts borrowed, together with accrued and unpaid interest, by the Maturity Date (as defined below). The Debtors have the right to voluntarily prepay any borrowing, in whole or in part at any time. Subject to certain exceptions, the Debtors are subject to mandatory prepayment of the principal amount in the event of certain asset sales or receipt of cash proceeds from the incurrence of indebtedness.

Obligations under the DIP Credit Agreement are secured by (i) a lien on all of the assets of the Debtors (which lien will have a first priority with respect to substantially all of the Debtors’ assets), including a pledge of all of the equity interests of each of the Company’s domestic subsidiaries and (ii) a super-priority administrative claim in each of the Bankruptcy Cases. The Company’s obligations under the DIP Credit Agreement are guaranteed by each of Buffets’ subsidiaries which is a Debtor pursuant to a Guarantee and Collateral Agreement, dated as of January 22, 2008, among Buffets, the Company, the subsidiaries of Buffets’ named therein and Credit Suisse as Collateral Agent.

The DIP Credit Agreement matures twelve months from January 22, 2008 (the “Maturity Date”). The DIP Credit Agreement allows for one automatic six-month extension of the Maturity Date if the principal balance outstanding under the new money facility of the DIP Credit Agreement is less than or equal to $50 million on such date, provided, further, that if the Company receives $10 million or more in asset sale proceeds during the first twelve months after the Company’s Chapter 11 petition date, the automatic six-month extension of the maturity will be available only if the principal balance outstanding under the new money DIP Credit Agreement is less than or equal to $40 million on such date. If the principal balance outstanding under the new money DIP Credit Agreement is greater than $50 million (or greater than $40 million, if the Company receives $10 million or more in asset proceeds during the first twelve months after the Company’s Chapter 11 petition date) on the twelve-month anniversary, a six-month extension may be granted with the consent of the holders of a majority in amount of the outstanding new money loans.

The DIP Credit Agreement contains customary representations, warranties and covenants by the Debtors, including, without limitation, reporting requirements, financial covenants (including a requirement to maintain minimum financial results as defined therein), milestones related to the restructuring process, and limitations on the Company’s ability to sell assets. In order to draw down on the availability under the new money facility we must remain in compliance with all covenants in the DIP Credit Agreement.

The Debtors’ obligations under the DIP Credit Agreement may be accelerated following certain events of default, including (without limitation) any breach by the Debtors of any of the representations, warranties or covenants made in the DIP Credit Agreement, the dismissal by the Bankruptcy Court of any of the Bankruptcy Cases, the conversion of any of the Bankruptcy Cases to a case under Chapter 7 of the Bankruptcy Code or the appointment of a trustee pursuant to Chapter 11 of the Bankruptcy Code.

Pre-Petition Financing

Credit Facility

In connection with the Merger, Buffets entered into a new $640.0 million senior secured credit facility (the “Pre-Petition Credit Facility”) comprised of (i) a senior secured term loan in an aggregate principal amount of $530.0 million which matures on November 1, 2013 (the “Term Facility”), (ii) a senior secured revolving credit facility in an aggregate principal amount of up to $40.0 million which matures on November 1, 2011 (the “Revolving Facility”), of which up to $20.0 million is available through a sub facility in the form of letters of credit and (iii) a senior secured pre-funded synthetic letter of credit facility in an aggregate principal amount of $70.0 million which matures on May 1, 2013 (the “Synthetic Letter of Credit Facility”).

Effective as of March 13, 2007, Buffets and the Company entered into an amendment to its Pre-Petition Credit Facility. The amendment added a revolving loan feature to the Synthetic Letter of Credit Facility (cumulatively referred to as the “Synthetic Revolving Facility”), whereby the Company may secure letters of credit and/or revolving loans in an aggregate principal amount of $70 million. The amendment also relaxed the interest rate margins applicable to the Term Facility and Synthetic Revolving Facility, subject to a leverage-based pricing grid. In addition, the amendment added a repricing protection clause relating to the prepayment of term loans or synthetic revolving loans borrowed under the Pre-Petition Credit Agreement. The repricing protection provides that Buffets must pay a 1% prepayment premium on all such prepayments prior to March 13, 2008. No such prepayments have occurred as of December 12, 2007.

On January 10, 2008, Buffets entered into the Forbearance Agreement with the Pre-Petition Credit Facility lenders. Among other things, the Forbearance Agreement provided that the lenders would forbear from exercising remedies related to certain pre-bankruptcy events of default and for the amendment of the Pre-Petition Credit Facility to, among other things, increase the interest rate margin applicable to LIBOR-based revolving and term loans to 7.25% and the interest rate margin applicable to alternate base rate revolving and term loans to 6.25%.

The Bankruptcy Cases triggered events of default under the Pre-Petition Credit Facility, as amended by the Forbearance Agreement, and the immediate acceleration of amounts outstanding under the Pre-Petition Credit Facility, other than the amounts rolled into the DIP Credit Agreement. The ability of the Pre-Petition Credit Facility lenders to seek remedies to enforce their rights under the Pre-Petition Credit Facility is automatically stayed as a result of the Bankruptcy Cases and the Pre-Petition Credit Facility lenders’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code. As of March 31, 2008, there was approximately $580.3 million outstanding under the Pre-Petition Credit Facility, $200 million of which was rolled into the DIP Credit Facility.

12 ½% Senior Notes

The issuance of Buffets’ 12 ½% Senior Notes was consummated solely by means of a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). Buffets filed a registration statement with the Securities and Exchange Commission to exchange all of its $300.0 million 12 ½% Senior Notes for notes registered under the Securities Act. The exchange offer was consummated on January 31, 2007. The 12 ½% Senior Notes mature on November 1, 2014. Buffets pays semi-annual interest on the 12 ½% Senior Notes on January 1 and July 1.

The bankruptcy filing triggered events of default under the indenture governing the 12 ½% Senior Notes and the immediate acceleration of the outstanding principal amount and accrued but unpaid interest of the 12 ½% Senior Notes. The ability of the noteholders to seek remedies to enforce their rights under the indenture governing the 12 ½% Senior Notes is automatically stayed as a result of our bankruptcy filing and the noteholders’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code.

Contractual Obligations

The following table provides aggregate information about our material contractual payment obligations as of December 12, 2007 and the fiscal year in which these payments are due (fiscal 2008 represents the remainder of the fiscal year). As a result of the Chapter 11 filing, our future obligations under these agreements may significantly change in the future. See Note 14 - “Subsequent Events” for further details’.

Payments Due by Fiscal Year

	2008	2009	2010	2011	2012	Thereafter	Total
	(in thousands)
Long-term debt(1)	$826,025	$—	$—	$—	$—	$—	$826,025
Interest (2)	20,137	—	—	—	—	—	20,137
Operating leases(3)	56,868	112,105	106,757	100,884	95,523	1,251,143	1,723,280
Advisory fees(4)	1,050	2,000	2,000	2,000	2,000	—	9,050
Purchase obligations(5)	75,880	32,651	—	—	—	—	108,531
Total contractual cash obligations	$979,960	$146,756	$108,757	$102,884	$97,523	$1,251,143	$2,687,023

(1)
Long-term debt payments for fiscal year 2008 shows all required principal payments on Buffets’ Pre-Petition Credit Agreement and the aggregate balance of Buffets’ 12 ½% Senior Notes as currently due as a result of the Bankruptcy Cases.

(2)
Amount represents contractual interest payments on Buffets’ 12 ½% Senior Notes prior to the Bankruptcy Cases. It is expected that this liability will be settled under the terms of the Bankruptcy Court. As a result, the Company has ceased accruing interest on these notes. See Note 14 - “Subsequent Events” for details of the Bankruptcy Cases. Interest payments on Buffets’ variable-rate Term Facility are excluded. The borrowings under the Term Facility bear interest, at Buffets’ option, at an adjusted LIBOR rate plus a margin of either 2.75% or 3.00% in the case of Eurodollar borrowings and at a certain alternate base rate plus a margin of either 1.75% or 2.00% in the case of alternate base rate borrowings, depending on Buffets’ leverage ratio. The Term Facility matures on November 1, 2013. Interest payments are due quarterly. The interest rate, at LIBOR plus 2.75%, was 8.37% as of December 13, 2006. The borrowings due under the Term Facility are payable in equal quarterly installments in an annual amount equal to 1% of the term loan during each of the first six and a half years of the loan, with the remaining balance due and payable on November 1, 2012. See Note 7 to our consolidated financial statements included elsewhere in this report for details of our long-term obligations.

(3)
Operating leases are comprised of minimum rents and contingent rents. Operating leases have not been reduced by minimum sublease rentals of approximately $0.9 million. It is possible that our obligations under these lease agreements could change significantly through the reorganization process.

(4)
The advisory fees comprise our contractual obligation to pay annual advisory fees to each of Roe H. Hatlen, Sentinel Capital Partners, L.L.C. and the Caxton-Iseman Party. See “Certain Relationships and Related Transactions.” Under the terms of these agreements, Mr. Hatlen and Sentinel Capital are each paid a fixed annual fee. The fee of the Caxton-Iseman Party is calculated as a percentage of our earnings before interest, taxes, depreciation and amortization, which in fiscal 2005 resulted in a payment of $1.8 million. This figure has been used as an estimate for our obligations under that agreement for fiscal 2007 and each fiscal year thereafter. The agreements with the Caxton-Iseman Party and Sentinel Capital are of perpetual duration, and hence no estimate of the aggregate amount of future obligations (represented in the “Thereafter” column, above) is provided. As a result of the Chapter 11 filing, our ability to make payments under these agreements has been limited.

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

Forward-Looking Statements and Risk Factors

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements, including references to the Company’s plans in the context of bankruptcy reorganization. These and other forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in, or implied by, the forward looking statements. Factors that may cause actual results to differ from the forward-looking statements in general are described in the “Risk Factors/Forward-Looking Statements” section in Buffets Holdings’ Form 10-K/A filed with the Securities and Exchange Commission on March 31, 2008 and in “—Part II Other Information—Item 1A. Risk Factors” herein. The statements in this Quarterly Report on Form 10-Q, including statements with respect to the Bankruptcy Cases, reflect Buffets Holdings’ current beliefs based upon available information. Developments subsequent to this Quarterly Report on Form 10-Q are likely to cause these statements to become outdated, and no obligation is undertaken to update the information.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risks. We have interest rate exposure relating to the variable portion of our long-term obligations, which were approximately $526.0 million at December 12, 2007. Buffets’ 12 ½% Senior Notes are fixed rate instruments, while the interest rate on the term loan under the Credit Facility is variable. A 1% change in interest rates on our variable rate debt would have resulted in our interest rate expense fluctuating by approximately $2.4 million for the 24 weeks ended December 12, 2007. In addition, we entered into a swap agreement to fix a portion of our variable rate interest. See Note 7 — “Debt” to our accompanying condensed consolidated financial statements for further discussion of this agreement.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934 (the “Exchange Act”)). Based upon this evaluation, we have concluded that as of December 12, 2007 our disclosure controls and procedures were ineffective due to the material weakness in internal control over financial reporting as described in Item 9A of our amended Annual Report on Form 10-K/A for the fiscal year ended June 27, 2007. In fiscal 2008, we began to remediate the identified material weakness in our internal control over financial reporting. See “Item 9A. Controls and Procedures” of our amended Annual Report of Form 10-K/A for the fiscal year ended June 27, 2007 for more information on the identified material weakness. Remediation completed in the second quarter of fiscal 2008 includes:

(i)	the purchase and implementation on a test basis of tax preparation software.

(ii)	the engagement of a third-party tax consultant to review internally prepared tax work papers.

Changes in Internal Control.

Other than such actions noted above, there have been no changes to tour internal control over financial reporting during the second quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 22, 2008, the Debtors filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware, Case Number 08-10141. Under the Bankruptcy Code, the filing of a petition automatically stays most litigation pending against the Debtors. For a further description of the Bankruptcy Cases, see “Management’s Discussion and Analysis —Recent Developments—Reorganization Under Chapter 11 of the US Bankruptcy Code.”

On November 12, 2004, two former restaurant managers of our wholly-owned subsidiary, HomeTown Buffet, Inc. (“HomeTown Buffet”), individually and on behalf of all others similarly situated, filed a class action lawsuit against HomeTown Buffet in California Superior Court in San Francisco County. The lawsuit alleges that HomeTown Buffet violated California wage and hour laws by failing to pay all of its California managers and assistant managers overtime, and for making deductions from bonus compensation based on the company’s workers’ compensation costs. In March 2006, the plaintiffs amended the complaint in the lawsuit to add OCB Restaurant Company, LLC as a defendant, and to limit the claims to those managers below the level of restaurant General Manager. In April 2006, the defendants removed the lawsuit to the United States District Court for the Northern District of California. During the course of discovery, but prior to a motion for certification of a class, the parties reached a settlement of this action in mediation in late February 2007. The settlement, which anticipated payments of approximately $7.2 million, received preliminary court approval on September 12, 2007, but final court approval was not obtained prior to the time that the Company filed for bankruptcy. The matter represents a pre-petition unsecured claim subject to resolution under the bankruptcy proceeding. The Company previously recorded the expected settlement of $7.2 million in the accrued litigation reserve and the amount is included in “Accrued Liabilities” in the accompanying condensed consolidated balance sheets.

In June 2006, a lawsuit was filed in the Berkeley County (West Virginia) circuit court on behalf of three plaintiffs alleging wage and hour violations against Ryan’s Restaurant Group, Inc. and certain of its executives. The complaint is a class action lawsuit brought on behalf of hourly employees who worked for Ryan’s in West Virginia since July 2001. In July 2006, Defendants removed the lawsuit to the United States District Court for the Northern District of West Virginia. In February 2007, the Court denied Plaintiffs motion to remand the matter back to West Virginia state court. The plaintiffs seek compensatory damages, penalties, restitution of unpaid wages and deductions, pre-judgment interest, costs of suit and reasonable attorneys’ fees. The complaint does not make a specific monetary demand. At the time of the Company’s bankruptcy filing, the West Virginia action was in a preliminary stage and the Company’s liability, if any, was undeterminable. The matter represents a contested pre-petition claim that is stayed pursuant to the bankruptcy proceeding.

On April 2, 2007, a putative class action lawsuit was filed against HomeTown Buffet, Inc. and Buffets Holdings, Inc. in California state court in San Bernardino County. The lawsuit alleges that HomeTown Buffet violated California wage and hour laws by failing to pay its hourly employees overtime, for failing to provide meal and rest period breaks as provided by the California Labor Code and for charging employees for uniforms and equipment. Defendants removed the lawsuit to the United States District Court for the Central District of California on June 28, 2007. The complaint does not make a specific monetary demand. This contested action has likewise been stayed by the Company’s bankruptcy proceeding. It was in a preliminary stage at the time of the filing and the pre-petition liability has not been established.

We are also involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of those matters will not have a material adverse effect on our consolidated financial position or the results of operations.

ITEM 1A. RISK FACTORS

As discussed above, on January 22, 2008, the Company filed a voluntary petition under Chapter 11 of the Bankruptcy Code. The following risk factors have been included as a result of the Chapter 11 filing and should be read in conjunction with the Risk Factors set forth in the Company’s Form 10-K/A for fiscal 2007 and Form 10-Q/A for the first quarter of fiscal 2008.

The Company filed for reorganization under Chapter 11 of the Bankruptcy Code on January 22, 2008 and is subject to the risks and uncertainties associated with the Bankruptcy Cases.

For the duration of the Bankruptcy Cases, our operations and our ability to execute our business strategy will be subject to the risks and uncertainties associated with bankruptcy. These risks include our ability to continue as a going concern; operate within the restrictions and the liquidity limitations of the DIP Credit Agreement; obtain Bankruptcy Court approval with respect to motions filed in the Bankruptcy Cases from time to time; develop, confirm and consummate a plan of reorganization; obtain and maintain normal payment terms with vendors and service providers and maintain contracts that are critical to our operations; attract, motivate and retain key employees; attract and retain customers; and fund and execute our business plan. We will also be subject to risks and uncertainties with respect to the actions and decisions of our and the other Debtors’ creditors and other third parties who have interests in the Bankruptcy Cases that may be inconsistent with our plans.

These risks and uncertainties could affect our businesses and operations in various ways. For example, negative events or publicity associated with the Bankruptcy Cases could adversely affect our relationships with our vendors and employees, as well as with customers, which in turn could adversely affect our operations and financial condition. Also, pursuant to the Bankruptcy Code, we need Bankruptcy Court approval for transactions outside the ordinary course of business, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. Because of the risk and uncertainties associated with the Bankruptcy Cases, we cannot predict or quantify the ultimate impact that events occurring during the reorganization process will have on our business, financial condition and results of operations and there is no certainty about our ability to continue as a going concern.

As a result of the Bankruptcy Cases, realization of assets and liquidation of liabilities are subject to uncertainty. While operating under the protection of the Bankruptcy Code, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, we may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the consolidated historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

A long period of operating under Chapter 11 may harm our business.

A long period of operating under Chapter 11 could adversely affect our business and operations. So long as the Bankruptcy Cases continue, our senior management will be required to spend a significant amount of time and effort dealing with the Bankruptcy Cases instead of focusing exclusively on business operations. A prolonged period of operating under Chapter 11 will also make it more difficult to attract and retain management and other key personnel necessary to the success and growth of our business. In addition, the longer the Bankruptcy Cases continue, the more likely it is that our vendors will lose confidence in our ability to successfully reorganize our businesses and they may seek to establish alternative arrangements for providing us with goods, including alternative payment arrangements, which in turn could have an adverse effect on our liquidity and/or results of operations.

We may not be able to obtain confirmation of our Chapter 11 plan.

In order to successfully emerge from Chapter 11 bankruptcy protection, we believe that we must develop, and obtain requisite court and creditor approval of, a viable Chapter 11 plan of reorganization. This process requires us to meet certain statutory requirements with respect to adequacy of disclosure with respect to a plan, soliciting and obtaining creditor acceptance of a plan, and fulfilling other statutory conditions for confirmation. We may not receive the requisite acceptances to confirm such a plan. Even if the requisite acceptances of a plan are received, the Bankruptcy Court may not confirm it.

If a plan is not confirmed by the Bankruptcy Court, it is unclear whether we would be able to reorganize our businesses and what, if any, distributions to holders of claims against us, including holders of our 12 ½% Senior Notes, would ultimately receive with respect to their claims. If an alternative reorganization could not be agreed upon, it is possible that we would have to liquidate our assets, in which case it is likely that holders of claims would receive substantially less favorable treatment than they would receive if we were to emerge as a viable, reorganized entity.

The DIP Credit Agreement includes financial and other covenants that impose substantial restrictions on the Debtors’ financial and business operations.

The DIP Credit Agreement includes financial covenants that, among other things, require us to achieve certain levels of EBITDA (earnings before interest, taxes, depreciation and amortization, as defined in the facility). If we are unable to achieve the results that are contemplated in our business plan, we may be unable to comply with the EBITDA covenant. Furthermore, the DIP Credit Agreement restricts our ability to, among other things, contract or incur additional indebtedness, make investments (including acquisitions) or sell assets. If we fail to comply with the covenants in the DIP Credit Agreement and are unable to obtain a waiver or amendment of the DIP Credit Agreement, an event of default will occur thereunder. The DIP Credit Agreement contains other events of default customary for DIP financings, including a change of control event of default.

We face uncertainty regarding the adequacy of our capital resources, including liquidity, and have limited access to additional financing. In addition to the cash requirements necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with the Bankruptcy Cases and expect that we will continue to incur significant professional fees and costs. As of March 31, 2008, we had approximately $44.0 million in available cash and $55.0 million available for borrowing under the DIP Credit Agreement. We cannot assure you that the amounts of cash available from operations together with our DIP Credit Agreement will be sufficient to fund operations until such time as we are able to propose a plan of reorganization that will receive the requisite acceptance by creditors and be confirmed by the Bankruptcy Court. In the event that cash flows and available borrowings under the DIP Credit Agreement are not sufficient to meet our cash requirements, we may be required to seek additional financing. We can provide no assurance that additional financing would be available or, if available, offered on acceptable terms.

As a result of the Bankruptcy Cases and the circumstances leading to the bankruptcy filing, our access to additional financing is, and for the foreseeable future will likely continue to be, very limited. Our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time and ultimately cannot be determined until a plan of reorganization has been developed and is confirmed by the Bankruptcy Court in the Bankruptcy Cases.

A plan of reorganization may result in holders of our 12 ½% Senior Notes receiving no distribution on account of their interests and cancellation of their Senior Notes.

Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, post-petition liabilities and certain pre-petition liabilities must be satisfied in full before the holders of our 12 ½% Senior Notes will be entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors, including the noteholders, if any, will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Bankruptcy Cases to the 12 ½% Senior Notes or what types or amounts of distributions, if any, the noteholders would receive. A plan of reorganization could result in holders of our 12 ½% Senior Notes receiving no distribution on account of their interests and cancellation of their existing notes. If certain requirements of the Bankruptcy Code are met, a plan of reorganization can be confirmed notwithstanding its rejection by the noteholders and notwithstanding the face that such noteholders do not receive or retain any property on account of their interests under the plan. Therefore, an investment in our 12 ½% Senior Notes is highly speculative.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The commencement of the Bankruptcy Cases triggered events of default to occur and the immediate acceleration of amounts outstanding under the Pre-Petition Credit Facility, the interest rate swap agreement, dated April 12, 2007, that the Company entered into in accordance with the terms of the Pre-Petition Credit Facility (the “Interest Rate Swap”) and the 12 ½% Senior Notes. As of March 31, 2008, there was approximately $580.3 million outstanding under the Pre-Petition Credit Facility and $300 million in aggregate principal amount outstanding under the 12 ½% Senior Notes. As a result of the default under the Interest Rate Swap, a calculation of the amount owed under the agreement was performed and determined to be approximately $1.0 million.

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

ITEM 6. EXHIBITS

See Index to Exhibits on page 50 of this report.

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