Form 10-Q
period 2008-04-02
BUFFETS HOLDINGS, INC.
filed 2008-05-30
CIK 1292731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-Q
______________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 2, 2008

Commission File Number: 333-116897

——————

BUFFETS HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-3754018
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1460 Buffet Way Eagan, Minnesota	55121
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (651) 994-8608

——————

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒	Smaller Reporting Company ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of Buffets Holdings, Inc. common stock outstanding as of May 30, 2008 was 3,104,510.

BUFFETS HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BUFFETS HOLDINGS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In Thousands, Except Share Data)

	June 27, 2007	April 2, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,670	$34,499
Receivables	10,219	7,807
Income tax receivable	13,324	892
Inventories	32,836	30,768
Restricted cash	—	3,556
Prepaid expenses and other current assets	8,789	20,080
Assets held for sale	48,145	5,737
Deferred income taxes	3,000	—
Total current assets	120,983	103,339
PROPERTY AND EQUIPMENT, net	221,092	206,811
GOODWILL	497,492	138,500
OTHER INTANGIBLE ASSETS	84,410	60,759
OTHER ASSETS, net	37,092	38,062

Total assets	$961,069	$547,471

LIABILITIES AND SHAREHOLDER’S DEFICIT
LIABILITIES NOT SUBJECT TO COMPROMISE
CURRENT LIABILITIES:
Accounts payable	$81,090	$44,366
Accrued liabilities	133,920	80,323
Income taxes payable	24,336	26
Short-term debt	13,000	30,000
Current maturities of long-term debt	6,625	200,000
Total current liabilities	258,971	354,715
LONG-TERM DEBT, net of current maturities	822,050	—
DEFERRED LEASE OBLIGATIONS	38,209	43,104
DEFERRED INCOME TAXES	33,456	26,873
LONG-TERM TAXES PAYABLE	—	621
OTHER LONG-TERM LIABILITIES	9,341	6,390
Total liabilities not subject to compromise	1,162,027	431,703

LIABILITIES SUBJECT TO COMPROMISE	—	821,134

SHAREHOLDER’S DEFICIT:
Preferred stock; $.01 par value, 1,100,000 shares authorized; none issued and outstanding as of June 27, 2007 and April 2, 2008	—	—
Common stock; $.01 par value, 3,600,000 shares authorized; 3,104,510 shares issued and outstanding as of June 27, 2007 and April 2, 2008	31	31
Additional paid in capital	82	82
Accumulated deficit	(201,129)	(705,493)
Accumulated other comprehensive income	58	14
Total shareholder’s deficit	(200,958)	(705,366)
Total liabilities and shareholder’s deficit	$961,069	$547,471

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUFFETS HOLDINGS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In Thousands)

	Sixteen Weeks Ended		Forty Weeks Ended
	April 4, 2007	April 2, 2008	April 4, 2007	April 2, 2008
RESTAURANT SALES	$509,202	$466,950	$1,028,369	$1,207,564
RESTAURANT COSTS:
Food	176,372	164,423	355,556	422,023
Labor	155,314	140,876	308,530	365,182
Direct and occupancy	130,741	123,435	259,930	320,169
Total restaurant costs	462,427	428,734	924,016	1,107,374
ADVERTISING EXPENSES	7,919	9,524	22,868	28,181
GENERAL AND ADMINISTRATIVE EXPENSES	22,300	22,305	46,313	55,876
CLOSED RESTAURANT COSTS	1,363	688	2,922	3,574
IMPAIRMENT OF ASSETS	—	394,025	—	400,392
LOSS ON SALE LEASEBACK TRANSACTIONS	—	—	2,498	—
LOSS ON LITIGATION SETTLEMENTS	6,045	47	6,045	131
MERGER INTEGRATION COSTS	3,485	778	6,999	4,452
OPERATING INCOME (LOSS)	5,663	(389,151)	16,708	(392,416)
OTHER INCOME	(194)	(273)	(692)	(749)
INTEREST INCOME	(60)	(3)	(138)	(165)
INTEREST EXPENSE	28,380	29,133	58,994	71,476
REORGANIZATION ITEMS, NET	—	38,286	—	38,286
LOSS RELATED TO REFINANCING	840	1,666	41,125	1,671
LOSS BEFORE INCOME TAXES	(23,303)	(457,960)	(82,581)	(502,935)
INCOME TAX EXPENSE (BENEFIT)	(8,906)	3,864	(32,108)	2,316
Net loss	$(14,397)	$(461,824)	$(50,473)	$(505,251)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUFFETS HOLDINGS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In Thousands)

	Forty Weeks Ended
	April 4, 2007	April 2, 2008
OPERATING ACTIVITIES:
Net loss	$(50,473)	$(505,251)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	30,674	34,449
Amortization of debt issuance cost	2,826	4,450
Accretion of original issue discount	5,623	—
Loss related to refinancing:
Write-off of debt issuance costs	8,686	—
Refinancing premiums expensed	31,599	—
Loss on disposal of assets	710	3,132
Loss on sale leaseback transactions	2,498	—
Reorganization items, net	—	38,286
Cash reorganization items	—	(7,660)
Impairment of assets	—	400,392
Deferred income taxes	(35,610)	3,964
Changes in assets and liabilities:
Receivables	556	2,414
Inventories	(56)	(2,127)
Prepaid expenses and other current assets	9,663	(8,642)
Accounts payable	7,539	(886)
Accrued and other liabilities	5,901	3,657
Income taxes receivable/payable	(26,343)	16,993
Net cash used in operating activities	(6,207)	(16,829)
INVESTING ACTIVITIES:
Proceeds from sale leaseback transactions	8,608	—
Proceeds from sale of assets held for sale	5,057	17,951
Cash reorganization items	—	333
Acquisitions, net of liabilities assumed and cash acquired	(168,794)	—
Purchase of property and equipment	(26,322)	(28,898)
Collections on notes receivable	713	510
Purchase (sale) of other assets	314	(52)
Net cash used in investing activities	(180,424)	(10,156)
FINANCING ACTIVITIES:
Repayment of pre-merger term loan facility	(182,053)	—
Repurchase of 11¼% senior subordinated notes	(180,778)	—
Repurchase of 13⅞% senior discount notes	(105,306)	—
Repayment of Ryan’s debt	(145,000)	—
Proceeds from post-merger term loan funding	530,000	—
Proceeds from DIP financing	—	30,000
Repayment of post-merger term loan funding	(1,325)	(4,647)
Proceeds from 12½% senior note issuance	300,000	—
Proceeds from post-merger revolver facility	23,500	44,262
Proceeds from promissory note	5,000	—
Increase in restricted cash	—	(3,556)
Prefunded letters of credit	—	(3,734)
Utility deposits	—	(3,212)
Cash reorganization items	—	78
Debt issuance costs	(36,705)	(2,377)
Payment of refinancing premiums	(32,554)	—
Net cash provided by financing activities	174,779	56,814
NET CHANGE IN CASH AND CASH EQUIVALENTS	(11,852)	29,829
CASH AND CASH EQUIVALENTS, beginning of period	20,219	4,670
CASH AND CASH EQUIVALENTS, end of period	$8,367	$34,499
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of capitalized interest of $295 and $321)	$49,218	$67,062
Income taxes	$29,814	$677

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUFFETS HOLDINGS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Voluntary Chapter 11 Filing

Buffets Holdings, Inc. (“Buffets Holdings”) and its subsidiaries, including Buffets, Inc. (“Buffets”), are collectively referred to as “the Company” in these notes to condensed consolidated financial statements. On January 22, 2008 (the “Petition Date”), Buffets Holdings and each of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”), Case Number 08-10141 (collectively, the “Bankruptcy Cases”). On January 29, 2008, the official committee of unsecured creditors was appointed in the Bankruptcy Cases. The Company is continuing to operate the business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. In general, as a debtor-in-possession, the Company is authorized under the Bankruptcy Code to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.

On January 22, 2008, the Company entered into a Debtor-In-Possession Credit Agreement (the “DIP Credit Agreement”) among Buffets Holdings, Buffets, the lenders named therein, and Credit Suisse, as Administrative Agent and Collateral Agent. The DIP Credit Agreement received interim approval by the Bankruptcy Court on January 23, 2008 and final approval on February 22, 2008. The DIP Credit Agreement provides for $200 million of borrowings under the Pre-Petition Credit Facility (as defined in Note 7 - “Debt”) that were rolled into the DIP Credit Agreement and an $85 million new money facility. Of the $85 million new money facility, $30 million was drawn on January 23, 2008 and $55 million was drawn on April 30, 2008. The proceeds of the new money facility incurred under the DIP Credit Agreement are being used to fund the continued operations of the Debtors’ business, pay certain expenses and fees incurred in connection with the Bankruptcy Cases, support the Debtors’ working capital needs and for general corporate purposes. The Company entered into the first amendment to the DIP Credit Agreement on February 22, 2008, just prior to the Bankruptcy Court’s final approval to reduce the amount of pre-petition borrowings rolled into the DIP Credit Agreement from $300 million to $200 million. See Note 7 - “Debt” for further discussion regarding the DIP Credit Agreement.

In conjunction with the commencement of the Bankruptcy Cases, the Company sought and obtained a number of orders from the Bankruptcy Court which were intended to enable it to operate in the normal course of business during the Bankruptcy Cases. The most significant of these orders were:

•	authorization to pay pre-petition and post-petition employee wages and salaries and related benefits during the Bankruptcy Cases,

•
authorization to give administrative priority status to the post-petition claims of certain critical vendors and subsequent approval to pay undisputed pre-petition claims of those vendors for goods delivered, received or accepted by the Debtors’ within the 20 days before the Petition Date in an amount not to exceed $35 million, so long as those vendors continued to provide goods to the Company, and

•	authorization for the continued use of the Debtors’ cash management system

Pursuant to the Bankruptcy Code, the Debtors’ pre-petition obligations, including obligations under debt instruments, generally may not be enforced against them. In addition, any actions to collect pre-petition indebtedness are automatically stayed unless the stay is lifted by the Bankruptcy Court.

As a debtor-in-possession, the Company has the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases. In this context, “assume” means that the Company agrees to perform its obligations and cure any and all existing defaults under the contract or lease, and “reject” means that the Company is relieved from its obligations to perform further under the contract or lease but is subject to a claim for damages for the breach thereof. Any damages resulting from the rejection of executory contracts and unexpired leases are treated as general unsecured claims in the Bankruptcy Cases unless such claims had been secured on a pre-petition basis. As of April 2, 2008, the Company has rejected approximately 85 unexpired leases and 200 executory contracts and, where estimates were reasonably determinable, has included charges of the estimated liabilities related thereto in “Reorganization Items, net” in the accompanying unaudited condensed consolidated statement of operations. The Company is in the process of reviewing its executory contracts and remaining unexpired leases to determine which, if any, it will reject. For those remaining executory contracts and unexpired leases, the Company cannot reasonably determine or estimate the ultimate liability that may result from rejecting these contracts or leases and no provisions have been made for these items.

The accompanying condensed consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Bankruptcy Cases raise substantial doubt about the Company’s ability to remain a going concern. The Company’s continuation as a going concern is contingent upon, among other things, its ability (i) to comply with the terms and conditions of the DIP Credit Agreement; (ii) to reduce administrative, operating and interest costs and liabilities through the bankruptcy process; (iii) to generate sufficient cash flow from operations; (iv) to return to profitability; (v) to obtain confirmation of a plan of reorganization under the Bankruptcy Code and (vi) to obtain financing to facilitate an exit from bankruptcy. In the event the Company’s restructuring activities are not successful and it is required to liquidate, additional significant adjustments will be necessary in the carrying value of assets and liabilities, the revenues and expenses reported and the balance sheet classifications used.

The accompanying condensed consolidated financial statements reflect adjustments in accordance with American Institute of Certified Public Accountants’ Statement of Position 90-7 (SOP 90-7), Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. As a result of the Bankruptcy Cases, substantially all unsecured liabilities as of the Petition Date, except those covered under certain first day motions filed with the Bankruptcy Court, are considered subject to compromise or other treatment under a plan of reorganization which must be confirmed by the Bankruptcy Court after submission to any required vote by affected parties. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction is dependent on the outcome of the Bankruptcy Cases are segregated and classified as “Liabilities Subject to Compromise” in the accompanying unaudited condensed consolidated balance sheet under SOP 90-7. The ultimate amount of and settlement terms for the Company’s pre-petition liabilities are dependent on the outcome of the Bankruptcy Cases, and accordingly are not presently determinable. Pursuant to SOP 90-7, professional fees associated with the Bankruptcy Cases, and certain gains and losses resulting from reorganization or restructuring of the business are reported separately as “Reorganization Items, net” in the accompanying unaudited condensed consolidated statement of operations. In addition, interest expense is reported only to the extent that it will be paid during the Bankruptcy Cases or that it is probable that it will be an allowed claim under the Bankruptcy Cases.

2. Nature of Organization

Company Background

Buffets Holdings, Inc., a Delaware corporation, was formed to acquire 100% of the common stock of Buffets, Inc. and its subsidiaries in a buyout from public shareholders on October 2, 2000 (the “Acquisition”). Buffets, a Minnesota corporation, is the principal operating subsidiary of Buffets Holdings.

On December 29, 2005, Buffets Holdings announced that its stockholders formed Buffets Restaurant Holdings, Inc. (“Buffets Restaurant Holdings”) and entered into a contribution agreement with Caxton-Iseman Investments, L.P., Sentinel Capital Partners, L.P., members of Buffets Holdings senior management and Buffets Restaurant Holdings (the “Contribution Agreement”). Pursuant to the terms of the Contribution Agreement, holders of 100% of Buffets Holdings’ outstanding common stock contributed their shares of common stock of Buffets Holdings to Buffets Restaurant Holdings in exchange for proportional amounts of Buffets Restaurant Holdings’ common stock. As a result of the share exchange, Buffets Holdings is majority-owned by Buffets Restaurant Holdings.

Description of Business

The Company owns and operates a chain of restaurants in the United States under the names of Ryan’s®, Fire Mountain®, North’s®, Old Country Buffet®, Country Buffet®, HomeTown Buffet®, Granny’s BuffetSM and Tahoe Joe’s Famous Steakhouse®. The Company, operating principally in the family dining segment, owned and operated 574 restaurants, including 563 family steak-buffet restaurants and eleven Tahoe Joe’s Famous Steakhouse® restaurants, and franchised sixteen restaurants as of April 2, 2008. In February 2008, the Company closed 52 restaurants as part of the Bankruptcy Cases. See Note 10 - “Reorganization Items” for further discussion of these closed stores.

Buffets Franchise Holdings, LLC

Buffets Franchise Holdings, LLC, a Minnesota corporation, was formed on March 12, 2007 to franchise buffet-style restaurants, primarily operating under the HomeTown Buffet® tradename. The Company will not directly own or operate any of these restaurants, and through April 2, 2008, has not entered into any franchise arrangements.

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

Ryan’s Restaurant Group, Inc.

On November 1, 2006, Buffets and Ryan’s Restaurant Group, Inc. (“Ryan’s”), a South Carolina corporation, completed the merger of Buffets Southeast, Inc., a South Carolina corporation and wholly-owned subsidiary of Buffets, and Ryan’s. Pursuant to the Agreement and Plan of Merger, dated as of July 24, 2006, by and among Buffets, Ryan’s and Buffets Southeast, Inc. (the “Merger Agreement”), Buffets Southeast, Inc. merged with and into Ryan’s, with Ryan’s remaining as the surviving corporation (the “Merger”). As a result of the Merger, Ryan’s became a wholly-owned subsidiary of Buffets.

Interim Financial Information

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all necessary adjustments, which are of a normal recurring nature, to present fairly the Company’s financial position and the results of its operations and cash flows for the periods presented, in conformity with accounting principles generally accepted in the United States of America and with the regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to SEC rules and regulations. Operating results for the forty week period ended April 2, 2008 are not necessarily indicative of results that may be achieved for the fiscal year ending July 2, 2008. Historical results will not be indicative of future results due to the consummation of the Merger with Ryan’s and the Bankruptcy Cases.

The Company’s balance sheet as of June 27, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes contained in the Company’s Form 10-K/A filed with the Securities and Exchange Commission on March 31, 2008 and with Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 32 through 50 of this report.

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

Impairment charges related to long-lived assets of approximately $16.4 million, primarily related to assets currently held for sale, were recorded in the first forty weeks of fiscal year 2008. No impairment charges were recorded in the first forty weeks of fiscal year 2007.

Goodwill and Other Intangible Assets

The Company tests the recoverability of goodwill and other intangible assets annually or whenever events or circumstances indicate that the carrying amount may not be recoverable. Goodwill and other intangible assets are deemed to be impaired if the fair value of a reporting segment is less than its carrying value. If goodwill or other intangible assets are determined to be impaired, the loss is measured as the amount by which the carrying amounts of a reporting segment's goodwill or other intangible assets exceeds their implied fair value. The fair value of a reporting segment is an estimate based on assumptions regarding its future cash flows. In the event that these assumptions change in the future, the Company may be required to record impairment charges related to its goodwill or other intangible assets.

Goodwill decreased from approximately $497.5 million as of June 27, 2007 to approximately $138.5 million as of April 2, 2008. The decrease of $359.0 million is the result of $18.1 million in additional goodwill from the Ryan’s acquisition, offset by a $377.1 million impairment charge. See Note 9 — “Acquisitions” for further discussion regarding the goodwill and other intangible assets associated with the merger transaction.

On January 22, 2008, the Company voluntarily filed for relief under Chapter 11 of the United States Bankruptcy Code. As a result of the Bankruptcy Cases and the events leading up to them, management performed an initial assessment of goodwill impairment as of the end of the second quarter of fiscal 2008, based on market multiples of trailing twelve month EBITDA. Although this initial assessment did not indicate an impairment of goodwill, because of the difficulty in making an assessment given the uncertainty related to the Bankruptcy Cases and the development of the reorganization plan, the Company completed an assessment of the fair value of individual assets and liabilities to assess goodwill and other intangible assets as of April 2, 2008. As a result of this independent assessment, it was determined that goodwill was impaired. During the third quarter of fiscal 2008, the Company recognized a charge of $384.0 million related to the impairment of goodwill and certain other intangible assets, which is included in “Impairment of Assets” in the accompanying unaudited condensed consolidated statement of operations. This impairment charge is material, but will not result in future cash expenditures and will not result in any significant changes to the Company’s operations other than those communicated as part of the restructuring plans. The independent assessment used projections of future cash flows from the reporting segment. These projections are based on growth rates, anticipated future economic conditions, the appropriate discount rates relative to risk, and estimates of residual values. The Company believes that the estimates used are consistent with assumptions that marketplace participants would use in their estimates of fair value. If changes in growth rates, future economic conditions, discount rates, or estimates of residual values were to occur, goodwill may become impaired. No impairment charge was recorded during the first forty weeks of fiscal year 2007.

The goodwill impairment review was conducted in accordance with Statement of Financial Accounting Standard No. 142 (SFAS 142) Goodwill and Other Intangibles. SFAS 142 requires a two step process in assessing goodwill. The first step is to determine if impairment has occurred whereas the second step determines the amount of such impairment. As part of the second step the company valued, among other things, its real and personal property, trademarks, recipes and franchisee agreements. This valuation concluded that there was approximately $192.2 million of unrecognized value in the aforementioned assets, and while not recognized for accounting purposes, were a significant component of the offsetting recognized diminution in value of its goodwill.

Closed Restaurant Reserve

The Company maintains a closed restaurant reserve for restaurants that are no longer being used in current operations. The closed restaurant costs are principally comprised of the Company’s estimates of lease termination costs and obligations, net of sublease income and other cash receipts, and employee termination costs. Many factors including the local business environment, other available lease sites, the ability to secure subleases, the creditworthiness of subtenants, and the Company’s success at negotiating early termination agreements with lessors are considered in establishing the reserve. Adjustments to the reserve primarily relate to changes in subtenant income or actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which the changes become known. The closed restaurant reserve (current and non-current in aggregate) was $1.7 million and $0.8 million as of June 27, 2007 and April 2, 2008, respectively.

Derivative Instruments and Hedging Activities

Prior to the Petition Date, the Company used financial derivatives to manage interest rate risk in accordance with its Pre-Petition Credit Agreement, as amended and restated on March 13, 2007. Use of the Company’s derivative instruments was limited to a single interest rate swap. This instrument was structured as an effective hedge of the variability of cash flows to be paid on a portion of the Company’s outstanding debt. The derivative is recognized on the accompanying unaudited condensed consolidated balance sheet at fair value and is classified as “Liabilities Subject to Compromise” in the accompanying condensed consolidated balance sheet as of April 2, 2008. On the date the derivative contract was entered into, the Company documented the relationship between the hedging instrument and the hedged item, as well as its risk-management objective and strategy for undertaking the hedge transaction. This process included linking the derivative to a specific liability on the condensed consolidated balance sheets, as well as formally assessing, both at the hedge’s inception and on an ongoing basis, whether the derivative used in the hedging transaction was highly effective in offsetting changes in cash flows of the hedged item.

Changes in the fair value of a derivative that is highly effective and designated as a cash flow hedge are recorded in other comprehensive income until earnings are affected by the variability in cash flows of the designated hedged item. Immediately subsequent to the Petition Date the swap was terminated by the Administrative Agent. See Note 7 — “Debt” for further discussion of the interest rate swap and the impact of the Company’s bankruptcy proceeding.

Liabilities Subject to Compromise

Under bankruptcy law, actions by creditors to collect amounts owed prior to the Petition Date are stayed and certain other pre-petition contractual obligations may not be enforced against the Company. Substantially all unsecured liabilities as of the Petition Date, except those covered under certain first day motions filed with the Bankruptcy Court, have been classified as “Liabilities Subject to Compromise” in the current fiscal year condensed consolidated balance sheet.

Reorganization Items

Reorganization items are expense or income items that were incurred or realized due to the Bankruptcy Cases. These items include professional fees and similar types of expenses incurred as a direct result of the Bankruptcy Cases, loss accruals or gains or losses resulting from activities of the reorganization process, costs and claims, which stem from the rejection of leases and other executory contracts, and interest earned on excess cash accumulated during the Bankruptcy Cases.

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

4. Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141(R) (SFAS 141(R)), Business Combinations and SFAS 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51. These new standards will significantly change the accounting and reporting for business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS 141 (R) and SFAS 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008, which is the Company’s fiscal year 2010. These standards will impact the Company if an acquisition is made or a minority interest is obtained after that effective date.

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

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007, which is the Company’s fiscal year 2009. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on its consolidated results of operations and financial condition.

5. Property and Equipment

Property and equipment was as follows (in thousands):

	June 27, 2007	April 2, 2008
Land	$16,829	$9,299
Buildings	16,213	6,518
Equipment	221,767	224,136
Leasehold improvements	157,150	153,512
Accumulated depreciation and amortization	(190,867)	(212,874)
Assets to be sold	—	26,220
	$221,092	$206,811

As of April 2, 2008, the Land value in the table above includes approximately $2.8 million in assets the Company intends to sell, but are not expected to be sold within the next twelve months.

As a result of the Bankruptcy Cases and the Company’s debtor-in-possession status, the Company no longer meets all of the criteria stated in SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to classify certain assets intended to be sold within the next twelve months as held for sale. In accordance with SFAS 144, the Company has reclassified these assets, including those related to the Tahoe Joe’s restaurants, to property and equipment at the lower of their expected net proceeds or net book value, adjusted for any depreciation expense that would have been recognized had the assets not been classified as held for sale. As it is still the Company’s intent to sell these assets within the next twelve months, pending a court approved sales agreement, they have been segregated in the table above.

See Note 9 — “Acquisitions” for discussion of the impact of the merger with Ryan’s on the Company’s property and equipment balances.

6. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):
	June 27, 2007	April 2, 2008
Accrued compensation	$32,710	$27,855
Workers’ compensation claims reserve	21,427	21,190
Accrued sales, use and property taxes	16,856	14,464
Insurance claims reserve	17,350	5,207
Accrued interest	22,603	797
Accrued litigation reserve	9,926	92
Unearned revenue (gift cards/certificates)	5,427	5,450
Accrued legal and consulting fees	65	1,509
Closed restaurant reserve, current portion	1,196	561
Accrued percentage rent	992	2,353
Accrued other	5,368	845
	$133,920	$80,323

See Note 9 — “Acquisitions” for further discussion of the impact of the merger with Ryan’s on the Company’s accrued liability balances. Also see Note 8 - “Liabilities Subject to Compromise” for further discussion of accrued liabilities reclassified as a result of the Bankruptcy Cases.

Closed Restaurant Reserve

Closed restaurant costs incurred subsequent to December 31, 2002 have been accounted for in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities.

The store closing costs are principally comprised of lease termination costs and obligations, net of sublease income and other cash receipts. Employee termination costs are recognized in the period that the closure is communicated to the affected employees.

The following table summarizes closed restaurant reserve activity by cost type (in thousands):

	June 27, 2007	April 2, 2008
BALANCE, beginning of period (current and non-current in aggregate)	$2,776	$1,654
Additions:
Lease obligations charged to earnings	2,141	1,228
Lease obligations charged to goodwill	131	48
Employee termination benefits charged to earnings	5	1,323
Employee termination benefits charged to goodwill	183	218
Reductions:
Cash payments:
Lease termination costs and obligations	3,394	2,135
Employee severance benefits	188	1,541
BALANCE, end of period (current and non-current in aggregate)	$1,654	$795

In addition to lease obligation and employee termination costs the Company incurred closed restaurant costs of $1.4 million and $9.5 million as of June 27, 2007 and April 2, 2008, respectively, related to incremental cash and non-cash charges that were directly expensed to “Closed Restaurant Costs,” “Merger and Integration Costs” or “Reorganization Items, net” in the accompanying condensed consolidated statements of operations.

The following table summarizes planned and actual restaurant closing activity:

	June 27, 2007	April 2, 2008
Number of restaurants:
Expected to close as of the beginning of the period	1	5
Closed during the period	32	73
Identified for closure during the period	36	7
Expected to close as of the end of the period	5	3

	June 27, 2007	April 2, 2008
Number of employees:
Expected to be terminated as of the beginning of the period	35	175
Terminated during the period	1,120	2,555
Identified for termination during the period	1,260	2,485
Expected to be terminated as of the end of the period	175	105

The remaining closed restaurant reserves (current and non-current in aggregate) expected to be paid, by year, are as follows (in thousands):

2008	$561
2009	234
2010	—
2011	—
2012	—
Thereafter	—
$795

The Company closed 73 underperforming Buffets brand (which include the Old Country Buffet® and HomeTown Buffet® brands) and Ryan’s brand restaurants (which include the Ryan’s® and Fire Mountain® brands) during the forty weeks ended April 2, 2008 and incurred total charges of $12.0 million. These charges were expensed as incurred pursuant to SFAS 146 and included cash charges of approximately $3.6 million and non-cash charges of approximately $8.4 million. The $3.6 million of cash charges included approximately $1.2 million related to lease termination costs and obligations, $1.3 million related to employee termination costs and approximately $1.1 million related to other associated costs.

Charges of approximately $3.6 million, included in the $12.0 million of total charges above, related to the closures of eight Buffets brand restaurants and additional costs incurred on previously closed restaurants. These charges are recorded in “Closed Restaurant Costs” in the accompanying unaudited condensed consolidated statements of operations. Charges of approximately $0.8 million were related to four Ryan’s brand restaurants, closed subsequent to the Merger anniversary date, and are recorded in “Merger and Integration Costs” in the accompanying unaudited condensed consolidated statements of operations. Subsequent to the Petition Date, the Company closed 52 underperforming restaurants as part of its reorganization plan under Chapter 11. In accordance with SOP 90-7, costs associated with these closures of approximately $7.6 million are classified as “Reorganization Items, net” in the accompanying unaudited condensed consolidated statement of operations. See Note 10 - “Reorganization Items” for further details surrounding these closures.

In addition to the $12.0 million of total charges above, charges of approximately $3.1 million related to the closure of nine Ryan’s brand restaurants, closed prior to the Merger anniversary date, were charged to goodwill pursuant to EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. See Note 9 — “Acquisitions” for further discussion of the merger with Ryan’s.

7. Debt

As of April 2, 2008, debt consists of the following (in thousands):

Super-Secured borrowings consist of the following:
DIP facility new money loan, interest at LIBOR, with a 4.0% floor, plus 7.25%, due January 22, 2009 (interest at 11.25% as of April 2, 2008)	$30,000
DIP facility rollover loan, interest at LIBOR plus 7.25%, due January 22, 2009 (interest at 9.94% as of April 2, 2008)	200,000
Total current debt	230,000
Secured borrowings consist of the following:
Revolving credit facility, interest at LIBOR plus 7.25%, due April 30, 2007 (interest at 9.94% as of April 2, 2008)	40,000
Letter of credit facility, interest at LIBOR plus 7.25%, due April 30, 2007 (interest at 9.94% as of April 2, 2008)	17,262
Term loan, interest at LIBOR plus 7.25%, due January 22, 2009	324,028
Unsecured borrowings consist of the following:
Senior notes, interest at 12.50%, due November 1, 2014	300,000
Total debt	$911,290

Post-Petition Financing

Debtor-In-Possession Credit Agreement

In connection with the Bankruptcy Cases, the Debtors entered into the DIP Credit Agreement. The $285 million DIP Credit Agreement consists of an $85 million new money facility and $200 million of borrowings under the Pre-Petition Credit Facility that have been rolled into the DIP Credit Agreement. Of the $85 million new money facility, $30 million was drawn on January 23, 2008 and $55 million was drawn on April 30, 2008. The Bankruptcy Court granted final approval of the DIP Credit Agreement on February 22, 2008. The proceeds of the new money loans incurred under the DIP Credit Agreement are being used to fund the continued operations of the Debtors’ businesses as debtors-in-possession under the Bankruptcy Code, pay certain expenses and fees incurred by the Company in connection with the Bankruptcy Cases, support the Debtors’ working capital needs and for general corporate purposes.

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

The DIP Credit Agreement requires payment of all amounts borrowed, together with accrued and unpaid interest, by January 22, 2009 (the “Maturity Date”). The Debtors have the right to voluntarily prepay any borrowing, in whole or in part at any time. Subject to certain exceptions, the Debtors are subject to mandatory prepayment of the principal amount in the event of certain asset sales or receipt of cash proceeds from the incurrence of indebtedness.

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

The DIP Credit Agreement allows for one automatic six-month extension of the Maturity Date if the principal balance outstanding under the new money facility of the DIP Credit Agreement is less than or equal to $50 million on such date, provided that if the Company receives $10 million or more in asset sale proceeds during the first twelve months after the Company’s Chapter 11 petition date, the automatic six-month extension of the maturity will be available only if the principal balance outstanding under the new money DIP Credit Agreement is less than or equal to $40 million on such date. If the principal balance outstanding under the new money DIP Credit Agreement is greater than $50 million (or greater than $40 million, if the Company receives $10 million or more in asset proceeds during the first twelve months after the Company’s Chapter 11 petition date) on the Maturity Date, a six-month extension may be granted with the consent of the holders of a majority in amount of the outstanding new money loans.

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

Prior to the Bankruptcy Cases, borrowings under the Term Facility bore interest at an adjusted LIBOR rate plus a margin of either 2.50%, 2.75% or 3.00% in the case of Eurodollar borrowings and at a certain alternate base rate plus a margin of either 1.50%, 1.75% or 2.00% in the case of alternate base rate borrowings, depending on Buffets’ leverage ratio, and borrowings under the Revolving Facility bore interest at an adjusted LIBOR rate plus a margin of 3.25% or at an alternate base rate plus a margin of 2.25%. Borrowings under the Synthetic Revolving Facility bore interest at an adjusted LIBOR rate plus a margin of 2.85%.

On January 10, 2008, the Company and Buffets entered into a Forbearance Agreement and Second Amendment (the “Forbearance Agreement”) to the Pre-Petition Credit Facility, dated as of November 1, 2006, among Buffets Holdings, Buffets, all subsidiaries named therein, the lenders named therein, and Credit Suisse as Administrative Agent relating to certain defaults under the Pre-Petition Credit Facility. The Forbearance Agreement also included certain amendments to the Pre-Petition Credit Facility. Among other things, the Forbearance Agreement provided that the lenders would forbear from exercising remedies related to certain pre-bankruptcy events of default, including the failure by the Company to maintain a minimum interest coverage ratio and a maximum leverage ratio, the failure by the Company to make the January 2, 2008 interest payment due on the Company’s 12½% Senior Notes within the applicable 30-day grace period, and for the amendment of the Pre-Petition Credit Facility to, among other things, increase the interest rate margin applicable to LIBOR-based revolving and term loans to 7.25% and the interest rate margin applicable to alternate base rate revolving and term loans to 6.25%.

On March 12, 2008, the Company received final approval from the Bankruptcy Court for the Third Amendment (the “Third Amendment”) to the Pre-Petition Credit Facility. In accordance with the Third Amendment, the Company may continue to renew letters of credit originally issued under the Pre-Petition Credit Facility notwithstanding the fact that the Company filed a petition for relief under Chapter 11 of the Bankruptcy Code.

The Bankruptcy Cases triggered events of default under the Pre-Petition Credit Facility, as amended by the Forbearance Agreement, and the immediate acceleration of amounts outstanding under the Pre-Petition Credit Facility, other than the amounts rolled into the DIP Credit Agreement. The ability of the Pre-Petition Credit Facility lenders to seek remedies to enforce their rights under Pre-Petition Credit Facility is automatically stayed as a result of the Bankruptcy Cases and the Pre-Petition Credit Facility lenders’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code. As of April 2, 2008, there was approximately $581.3 million outstanding under the Pre-Petition Credit Facility, $200 million of which was rolled into the DIP Credit Agreement. The Company is required to pay interest on all outstanding balances in the normal course throughout the Bankruptcy Cases. It is the Company’s belief that all outstanding debt, other than the Super-Secured amounts outstanding may be subject to compromise in the reorganization process. In accordance with the provisions of SOP 90-7, the Company classified the remaining $381.3 million outstanding under these obligations as “Liabilities Subject to Compromise” in the accompanying unaudited condensed consolidated balance sheet and has continued to record interest expense at the stated, post-petition contractual amounts.

On April 12, 2007, per the terms of its Pre-Petition Credit Agreement, the Company entered into an interest rate swap agreement (the “Swap Agreement”) to manage its exposure on debt instruments to interest rate fluctuation. The Swap Agreement, which became effective May 31, 2007 and had a $32.0 million notional amount of indebtedness, was used to hedge a portion of the interest payments associated with the variable rate $530.0 million term loan by fixing the interest rate at 5.10% (represents LIBOR on April 12, 2007 when the agreement was entered into). The Swap Agreement called for 90-day settlements beginning August 31, 2007. This instrument was structured as an effective hedge of the variability of cash flows to be paid on a portion of the Company’s outstanding debt. On the date the derivative contract was entered into, the Company documented the relationship between the hedging instrument and the hedged item, as well as its risk-management objective and strategy for undertaking the hedge transaction. This process included linking the derivative to a specific liability on the condensed consolidated balance sheet, as well as formally assessing, both at the hedge’s inception and on an ongoing basis, whether the derivative used in the hedging transaction was highly effective in offsetting changes in cash flows of the hedged item.

On January 22, 2008, the Company received notification that the Bankruptcy Cases caused an Event of Default, as defined in the Swap Agreement. As a result of the default, January 22, 2008 was set as the Early Termination Date, as described in the Swap Agreement, and a calculation of the amount owed under the agreement was performed and determined to be approximately $1.0 million. As a result, the Company recorded a current liability in the amount of $1.0 million. In addition, as the interest payments associated with the hedge are no longer probable, the Company wrote off the related amounts within other comprehensive income, deferred tax asset and related valuation allowance to interest expense. The ability of the transaction counter-party to seek remedies to enforce their rights under the Swap Agreement is automatically stayed as a result of the Bankruptcy Cases and the Pre-Petition Credit Facility lenders’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code. In accordance with SOP 90-7, the Company classified the $1.0 million swap liability as “Liabilities Subject to Compromise” in the accompanying unaudited condensed consolidating balance sheet.

12½% Senior Notes

The issuance of Buffets’ 12½% Senior Notes was consummated solely by means of a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). Buffets filed a registration statement with the Securities and Exchange Commission to exchange all of its $300.0 million 12½% Senior Notes for notes registered under the Securities Act. The exchange offer was consummated on January 31, 2007. The 12½% Senior Notes mature on November 1, 2014. Per the terms of the indenture, Buffets is to pay semi-annual interest on the 12½% Senior Notes on January 1 and July 1.

The Bankruptcy Cases triggered events of default under the indenture governing the 12½% Senior Notes and the immediate acceleration of the outstanding principal amount and accrued but unpaid interest of the 12½% Senior Notes. The ability of the noteholders to seek remedies to enforce their rights under the indenture governing the 12½% Senior Notes is automatically stayed as a result of our bankruptcy filing and the noteholders’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code. In accordance with the provisions of SOP 90-7, the Company classified all amounts outstanding under this obligation as “Liabilities Subject to Compromise” in the accompanying unaudited condensed consolidated balance sheet, and ceased the accrual of interest on these notes as of the Petition Date. As of April 2, 2008, the contractual interest owed but unpaid on these notes was approximately $28.3 million, which is approximately $7.4 million in excess of recorded interest expense for this obligation.

8. Liabilities Subject to Compromise

Under bankruptcy laws, actions by creditors to collect amounts owed prior to the Petition Date are stayed and certain other pre-petition contractual obligations may not be enforced against the Company. Substantially all unsecured liabilities as of the Petition Date, except those covered under certain first day motions filed with the Bankruptcy court, have been classified as “Liabilities Subject to Compromise” in the current fiscal year condensed consolidated balance sheet.

On May 12, 2008, the Bankruptcy Court set the Claims Bar Date for July 21, 2008. The Claims Bar Date is defined as the last date for all persons and entities holding or wishing to assert bankruptcy claims against the Company or one of its subsidiaries to file a proof of claim form. As of May 30, 2008, the Company has received approximately 2,100 claims. The Company continues to evaluate all claims asserted in the Bankruptcy Cases and will file periodic motions with the court to reject, modify, liquidate or allow such claims. Recorded amounts may, in certain instances, be different than amounts asserted by the Company’s creditors and remain subject to reconciliation and adjustment.

The Company received approval from the Bankruptcy Court to pay or otherwise honor certain of its pre-petition obligations, including employee salaries, wages and benefits, vendor goods for certain critical vendors and certain real property claims. In addition, as of the Petition Date, the Company ceased the accrual of interest on its unsecured 12 ½% Senior Notes. Contractual interest owed but unpaid on that obligation amounts to approximately $28.3 million as of April 2, 2008, which is approximately $7.4 million in excess of recorded interest expense. See Note 7 - “Debt” for further discussion of the Company’s debt agreements.

The following table summarizes the components of the “Liabilities Subject to Compromise” in the unaudited accompanying condensed consolidated balance sheet as of April 2, 2008 (in thousands):

Accounts payable	$34,814
Accrued liabilities	76,413
Income taxes payable	239
Debt	681,290
Long-term taxes payable	27,001
Other long-term liabilities	1,377
Total Liabilities Subject to Compromise	$821,134

9. Acquisitions

Ryan’s Restaurant Group, Inc.

On November 1, 2006, Buffets completed the merger with Ryan’s. As a result of the merger, Ryan’s became a wholly-owned subsidiary of Buffets. The Merger was accounted for as a purchase business combination and for accounting purposes, Buffets was the acquiring enterprise. Accordingly, the results of Ryan’s operations are included in the Company’s results of operations for the full forty weeks ended April 2, 2008, but not for the full forty weeks ended April 4, 2007. The aggregate purchase price was approximately $165.4 million (net of cash acquired of $559.4 million), including approximately $18.1 million of capitalized acquisition related expenses. The excess of the purchase consideration plus acquisition costs over the fair value of assets acquired and liabilities assumed of approximately $205.7 million was allocated to goodwill. Substantially all the goodwill is not deductible for tax purposes.

The following table summarizes the allocation of the purchase price to the estimated fair market values of the assets acquired and liabilities assumed at the date of the acquisition:

November 1, 2006
(In Thousands)
Cash	$559,406
Assets held for sale	46,847
Other current assets	42,330
Property, plant & equipment	99,079
Goodwill	205,707
Other intangible assets(1)	66,735
Other assets	3,740
Total assets acquired	1,023,844
Accounts payable	15,735
Current portion of long-term debt	33,036
Income taxes payable	14,986
Accrued liabilities	71,875
Deferred tax liability	49,554
Long-term debt	111,964
Other long-term liabilities	1,859
Total liabilities assumed	299,009
Net assets acquired	724,835
Less cash acquired	559,406
Net cash paid	$165,429
——————
(1)	In connection with the Merger, the Company acquired approximately $63.4 million in trademarks, $2.5 million in recipes and $0.8 million in leasehold interests.

In connection with the Merger, the Company executed a headcount reduction initiative at the former corporate headquarters of Ryan’s and has closed 34 of the acquired restaurants. As a result, the Company recorded a liability for employee termination costs of $6.0 million. At April 2, 2008, the Company had notified 1,451 employees of the acquired entities of their impending termination. As of the end of the third quarter of fiscal 2008, all of the notified employees had been terminated and employee termination costs of $6.0 million had been paid. Charges related to employee termination costs and the restaurant closures were charged to goodwill pursuant to EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination.

The Company incurred approximately $33.5 million in acquisition and merger integration costs as of April 2, 2008. Acquisition costs of approximately $18.1 million are recorded as a component of the purchase price in the condensed consolidated balance sheets pursuant to SFAS 141, Business Combinations. Merger integration costs of approximately $15.4 million have been expensed as incurred since the date of acquisition, of which approximately $4.5 million were expensed through the third quarter of fiscal 2008 and are recorded in “Merger Integration Costs” in the unaudited accompanying condensed consolidated statements of operations.

10. Reorganization Items

As of April 2, 2008, the Company had the following reorganization items (in thousands):

Professional fees	$6,354
Lease rejection costs	24,608
Closed store costs	7,647
Severance	557
Interest income	(78)
Gain on extinguishment	(649)
Gain on asset sales	(222)
Other	69
Total reorganization items, net	$38,286

During the third quarter of fiscal 2008, the Company rejected approximately 70 unexpired leases in connection with the Bankruptcy Cases. In accordance with Section 502(b)(6) of the Bankruptcy Code, the Company was required to recognize a charge for claims of a lessor for damages resulting from the termination of a lease of real property. Such claims are limited by specific provisions within the Bankruptcy Code. The Company recognized a charge of approximately $24.6 million related to expected lessor claims and established a liability for an equal amount. This liability is an estimate and is classified as “Liabilities Subject to Compromise’ on the accompanying unaudited condensed consolidated balance sheet.

In February 2008, the Company closed 52 underperforming restaurants as part of its reorganization plan under Chapter 11. Cash charges of approximately $2.4 million were incurred related to these restaurant closures. These charges included approximately $0.9 million related to lease termination costs and obligations, $1.2 million related to employee termination costs and approximately $0.3 related to other associated costs. Non-cash charges related to these closures were approximately $5.2 million.

11. Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, on June 28, 2007. As a result of the implementation of FIN 48, the Company recognized a cumulative effect charge to retained earnings of approximately $0.9 million. The Company had a liability for total unrecognized income tax benefits in the amount of $25.6 million on June 28, 2007, and if recognized, approximately $13.4 million would impact the effective tax rate. Of the total unrecognized tax benefits reflected in the Company’s balance sheet as of June 28, 2007, the date of adoption, approximately $9.5 million represented interest and penalties. As of April 2, 2008, there was an adjustment to the liability for unrecognized income tax benefits in the amount of $2.1 million, all of which represented interest and penalties. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within its operations in income tax expense.

As of April 2, 2008, the Company believes that it is reasonably possible that certain unrecognized tax benefits may significantly change as a result of the Bankruptcy Cases. Settlement of these unrecognized tax benefits will be determined by the Bankruptcy Court throughout the claims process. As a result, the Company cannot reasonably determine or estimate the ultimate liability that may result from settlement of these unrecognized tax benefits.
The Company has reclassified the liability for unrecognized income tax benefits to “Liabilities Subject to Compromise” in the accompanying unaudited condensed consolidated balance sheet.

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

In consideration for the services to be provided by the Caxton-Iseman Party, Buffets agreed to pay the Caxton-Iseman Party (i) an annual fee equal to 2% of Buffets’ EBITDA (as defined in the Management Agreement), (ii) a transaction fee, payable upon the completion by Buffets of any acquisition, of 2% of the sale price, (iii) a transaction fee, payable upon the completion of the sale of Buffets of 1% of the sale price, and (iv) a transaction fee, payable upon the completion of the sale by Buffets of any other divestitures, of 1% of the sale price. The annual fee payable in any year may not exceed the amounts permitted under the Company’s debt agreements, and the Caxton-Iseman Party is obligated to return any portion of the annual fee that has been prepaid if an event of default has occurred and is continuing under either the Company’s debt agreements. The Company prepaid the management fee in January 2007 for the calendar year. As of April 2, 2008, the Company had expensed approximately $665,000 of this prepaid management fee and received a refund for the remaining prepaid balance from the Caxton-Iseman Party. In accordance with the terms of the DIP Credit Agreement, the Company ceased to accrue amounts owed under this agreement.

In October 2000, the Company entered a management agreement with Sentinel Capital Partners, L.L.C., a minority shareholder of Buffets Restaurant Holdings owning approximately 7.0% of the outstanding common stock, under which Sentinel Capital Partners, L.L.C. provides various advisory services to the Company for an annual advisory fee of $200,000. On January 18, 2008, David S. Lobel, a member of the Board of Directors of Buffets Holdings and of Buffets resigned from the respective Company’s Board of Directors. As a result of Mr. Lobel’s resignation, this management agreement was terminated in accordance with its terms.

Roe H. Hatlen, a founder of Buffets and a former member of the Board of Directors of Buffets and Buffets Holdings, entered into an advisory arrangement with Buffets Holdings on September 28, 2000 (the “Advisory Agreement”), that had an original term expiring in December 2005. On December 13, 2005, the Advisory Agreement was amended to extend the term through June 30, 2006 at an annual compensation of $200,000. The Advisory Agreement was further amended in July 2006 to extend the term through December 31, 2006 at the same annual compensation. The Company is currently paying Mr. Hatlen an annual fee of $200,000. In addition, Mr. Hatlen is entitled to (1) the use of certain company-provided facilities during the term of the agreement, (2) business expense (including auto expense) reimbursement arrangements during the term of the agreement, and (3) health, welfare, disability and life insurance benefits, on the same basis provided to senior executives of Buffets until December 31, 2010. All costs are recognized as incurred in “General and Administrative” expenses in the accompanying condensed consolidated statement of operations. Mr. Hatlen owns approximately 6.0% of the outstanding common stock of Buffets Restaurant Holdings.

On January 11, 2008, Mr. Hatlen resigned from the Board of Directors of Buffets Holdings and of Buffets and this agreement was subsequently amended. The agreement was amended to (i) allow the agreement to be terminated by either party upon 30 days prior written notice and (ii) limit the scope of services to be provided by Mr. Hatlen under the agreement to those that he is requested to perform by the Company’s Chief Executive Officer or such other officer designated by the Chairman of the Company’s Board of Directors. Mr. Hatlen’s compensation under the agreement remains unchanged.

13. Commitments and Contingencies

Litigation

On January 22, 2008, the Company and each of its subsidiaries filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware, Case Number 08-10141. Under the Bankruptcy Code, the filing of a petition automatically stays most litigation pending against the Debtors.

On November 12, 2004, two former restaurant managers of our wholly-owned subsidiary, HomeTown Buffet, Inc. (“HomeTown Buffet”), individually and on behalf of all others similarly situated, filed a class action lawsuit against HomeTown Buffet in California Superior Court in San Francisco County. The lawsuit alleges that HomeTown Buffet violated California wage and hour laws by failing to pay all of its California managers and assistant managers overtime, and for making deductions from bonus compensation based on the company’s workers’ compensation costs. In March 2006, the plaintiffs amended the complaint in the lawsuit to add OCB Restaurant Company, LLC as a defendant, and to limit the claims to those managers below the level of restaurant General Manager. In April 2006, the defendants removed the lawsuit to the United States District Court for the Northern District of California. During the course of discovery, but prior to a motion for certification of a class, the parties reached a settlement of this action in mediation in late February 2007. The settlement, which anticipated payments of approximately $7.2 million, received preliminary court approval on September 12, 2007 but final court approval was not obtained by the time that the Company filed for bankruptcy. The matter represents a pre-petition unsecured claim subject to resolution under the bankruptcy proceeding. The Company previously recorded the expected settlement of $7.2 million in the accrued litigation reserve. This amount is a pre-petition liability and is classified in “Liabilities Subject to Compromise” in the accompanying unaudited condensed consolidated balance sheet.

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

14. Subsequent Events

Draw Under New Money Facility

On April 30, 2008, the Company drew the remaining $55 million available under the new money facility portion of the DIP Credit Agreement. These proceeds are being used to fund the continued operations of the Debtors’ businesses as debtors-in-possession under the Bankruptcy Code, pay certain expenses and fees incurred by the Company in connection with the Bankruptcy Cases, support the Debtors’ working capital needs and for general corporate purposes.

15. Condensed Consolidating Financial Statements

The following condensed consolidating financial statements are presented pursuant to Rule 3-10 of Regulation S-X. Buffets, Inc. is an issuer (the “Subsidiary Issuer”) of 12½% Senior Notes that are fully and unconditionally guaranteed by its parent, Buffets Holdings (the “Parent”), as well as each of its current and future domestic subsidiaries including HomeTown Buffet, Inc., OCB Restaurant Company, LLC, OCB Purchasing Co., Tahoe Joe’s, Inc., Buffets Leasing Company, LLC, HomeTown Leasing Company, LLC, OCB Leasing Company, LLC, Tahoe Joe’s Leasing Company, LLC, Ryan’s Restaurant Group, Inc., Big R Procurement Company, LLC, Fire Mountain Restaurants, LLC, Ryan’s Restaurant Leasing Company, LLC, Ryan’s Restaurant Management Group, LLC, Fire Mountain Leasing Company, LLC, Fire Mountain Management Group, LLC, and Buffets Franchise Holdings, LLC (collectively, the “Subsidiary Guarantors”). All guarantees are joint and several and Buffets, Inc. and the subsidiary guarantors are 100% owned by Buffets Holdings.

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

CONDENSED CONSOLIDATING BALANCE SHEET
As of June 27, 2007

	Parent	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$37	$(1,852)	$6,485	$—	$4,670
Receivables	(312)	1,944	337,143	(328,556)	10,219
Income tax receivable	—	13,324	—	—	13,324
Inventories	—	858	31,978	—	32,836
Prepaid expenses and other current assets	—	6,383	2,406	—	8,789
Assets held for sale	—	—	48,145	—	48,145
Deferred income taxes	—	3,000	—	—	3,000
Total current assets	(275)	23,657	426,157	(328,556)	120,983
PROPERTY AND EQUIPMENT, net	—	7,577	213,515	—	221,092
GOODWILL	—	11,442	486,050	—	497,492
OTHER INTANGIBLE ASSETS	—	—	84,410	—	84,410
INVESTMENT IN SUBSIDIARIES	(194,447)	124,476	—	69,971	—
OTHER ASSETS, net	38	183,407	3,447	(149,800)	37,092
Total assets	$(194,684)	$350,559	$1,213,579	$(408,385)	$961,069
LIABILITIES AND SHAREHOLDER’S EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$—	$398,048	$11,598	$(328,556)	$81,090
Accrued liabilities	—	70,912	63,008	—	133,920
Income taxes payable	6,274	18,062	—	—	24,336
Short-term debt	—	299	12,701		13,000
Current maturities of long-term debt	—	152	6,473	—	6,625
Total current liabilities	6,274	487,473	93,780	(328,556)	258,971
LONG-TERM DEBT, net of current maturities	—	18,907	952,943	(149,800)	822,050
DEFERRED LEASE OBLIGATIONS	—	2,328	35,881	—	38,209
DEFERRED INCOME TAXES	—	33,456	—	—	33,456
OTHER LONG-TERM LIABILITIES	—	2,842	6,499	—	9,341
Total liabilities	6,274	545,006	1,089,103	(478,356)	1,162,027
SHAREHOLDER’S EQUITY (DEFICIT)
Common stock	31	—	—	—	31
Additional paid in capital	82	—	—	—	82
Retained earnings (accumulated deficit)	(201,129)	(194,505)	124,476	70,029	(201,129)
Accumulated other comprehensive income	58	58	—	(58)	58
Total shareholder’s equity (deficit)	(200,958)	(194,447)	124,476	69,971	(200,958)
Total liabilities and shareholder’s equity (deficit)	$(194,684)	$350,559	$1,213,579	$(408,385)	$961,069

CONDENSED CONSOLIDATING BALANCE SHEET
As of April 2, 2008

	Parent	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
	(In Thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$36	$27,862	$6,601	$—	$34,499
Receivables	(6,585)	558	562,279	(548,445)	7,807
Income tax receivable	—	892	—	—	892
Inventories	—	874	29,894	—	30,768
Restricted cash	—	3,556	—	—	3,556
Prepaid expenses and other current assets	—	11,949	8,131	—	20,080
Assets held for sale	—	—	5,737	—	5,737
Total current assets	(6,549)	45,691	612,642	(548,445)	103,339
PROPERTY AND EQUIPMENT, net	—	6,260	200,551	—	206,811
GOODWILL	—	3,185	135,315	—	138,500
OTHER INTANGIBLE ASSETS	—	—	60,759	—	60,759
INVESTMENT IN SUBSIDIARIES	(698,855)	(166,822)	—	865,677	—
OTHER ASSETS, net	38	181,446	6,378	(149,800)	38,062
Total assets	$(705,366)	$69,760	$1,015,645	$167,432	$547,471
LIABILITIES AND SHAREHOLDER’S DEFICIT
LIABILITIES NOT SUBJECT TO COMPROMISE
CURRENT LIABILITIES:
Accounts payable	$—	$585,318	$7,493	$(548,445)	$44,366
Accrued liabilities	—	37,481	42,842	—	80,323
Income taxes payable	—	26	—	—	26
Short-term debt	—	690	29,310	—	30,000
Current maturities of long-term debt	—	4,600	195,400	—	200,000
Total current liabilities	—	628,115	275,045	(548,445)	354,715
LONG-TERM DEBT, net of current maturities	—	—	149,800	(149,800)	—
DEFERRED LEASE OBLIGATIONS	—	2,600	40,504	—	43,104
DEFERRED INCOME TAXES	—	26,873	—	—	26,873
LONG-TERM TAXES PAYABLE	—	621	—	—	621
OTHER LONG-TERM LIABILITIES	—	2,389	4,001	—	6,390
Total liabilities not subject to compromise	—	660,598	469,350	(698,245)	431,703

LIABILITIES SUBJECT TO COMPROMISE	—	108,017	713,117	—	821,134

SHAREHOLDER’S DEFICIT
Common stock	31	—	—	—	31
Additional paid in capital	82	—	—	—	82
Accumulated deficit	(705,493)	(698,869)	(166,836)	865,705	(705,493)
Accumulated other comprehensive income	14	14	14	(28)	14
Total shareholder’s deficit	(705,366)	(698,855)	(166,822)	865,677	(705,366)
Total liabilities and shareholder’s deficit	$(705,366)	$69,760	$1,015,645	$167,432	$547,471

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Sixteen Weeks Ended April 4, 2007

	Parent	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
	(In Thousands)
RESTAURANT SALES	$—	$12,745	$496,457	$—	$509,202
RESTAURANT COSTS:
Food	—	4,633	171,739	—	176,372
Labor	—	3,920	151,394	—	155,314
Direct and occupancy	—	2,051	128,690	—	130,741
Total restaurant costs	—	10,604	451,823	—	462,427
ADVERTISING EXPENSES	—	148	7,771	—	7,919
GENERAL AND ADMINISTRATIVE EXPENSES	—	549	21,751	—	22,300
CLOSED RESTAURANT COSTS	—	—	1,363	—	1,363
LOSS ON LITIGATION SETTLEMENTS	—	6,045	—		6,045
MERGER INTEGRATION COSTS	—	2,580	905	—	3,485
OPERATING INCOME (LOSS)	—	(7,181)	12,844	—	5,663
OTHER INCOME	—	(194)	—	—	(194)
INTEREST INCOME	—	(60)	—	—	(60)
INTEREST EXPENSE	—	1,702	26,678	—	28,380
LOSS RELATED TO REFINANCING	—	840	—	—	840
LOSS BEFORE INCOME TAXES AND EQUITY IN NET LOSS OF SUBSIDIARIES	—	(9,469)	(13,834)	—	(23,303)
INCOME TAX EXPENSE (BENEFIT)	(18,371)	7,867	1,598	—	(8,906)
Net income (loss) before equity in net loss of subsidiaries	18,371	(17,336)	(15,432)	—	(14,397)
Equity in net loss of subsidiaries	(32,768)	(15,432)	—	48,200	—
Net loss	$(14,397)	$(32,768)	$(15,432)	$48,200	$(14,397)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Forty Weeks Ended April 4, 2007

	Parent	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
	(Unaudited) (In Thousands)
RESTAURANT SALES	$—	$33,331	$995,038	$—	$1,028,369
RESTAURANT COSTS:
Food	—	11,998	343,558	—	355,556
Labor	—	10,039	298,491	—	308,530
Direct and occupancy	—	2,161	257,769	—	259,930
Total restaurant costs	—	24,198	899,818	—	924,016
ADVERTISING EXPENSES	—	741	22,127	—	22,868
GENERAL AND ADMINISTRATIVE EXPENSES	3	1,501	44,809	—	46,313
CLOSED RESTAURANT COSTS	—	—	2,922	—	2,922
LOSS ON SALE LEASEBACK TRANSACTIONS	—	—	2,498	—	2,498
LOSS ON LITIGATION SETTLEMENTS	—	6,045	—	—	6,045
MERGER INTEGRATION COSTS	—	5,815	1,184	—	6,999
OPERATING INCOME (LOSS)	(3)	(4,969)	21,680	—	16,708
OTHER INCOME	—	(692)	—	—	(692)
INTEREST INCOME	—	(138)	—	—	(138)
INTEREST EXPENSE	5,455	3,212	50,327	—	58,994
LOSS RELATED TO REFINANCING	18,044	23,081	—	—	41,125
LOSS BEFORE INCOME TAXES AND EQUITY IN NET LOSS OF SUBSIDIARIES	(23,502)	(30,432)	(28,647)	—	(82,581)
INCOME TAX BENEFIT	(11,431)	(11,121)	(9,556)	—	(32,108)
Net loss before equity in net loss of subsidiaries	(12,071)	(19,311)	(19,091)	—	(50,473)
Equity in net loss of subsidiaries	(38,402)	(19,091)	—	57,493	—
Net loss	$(50,473)	$(38,402)	$(19,091)	$57,493	$(50,473)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the Sixteen Weeks Ended April 2, 2008

	Parent	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
	(In Thousands)
RESTAURANT SALES	$—	$12,540	$454,410	$—	$466,950
RESTAURANT COSTS:
Food	—	4,670	159,753	—	164,423
Labor	—	3,706	137,170	—	140,876
Direct and occupancy	—	2,007	121,428	—	123,435
Total restaurant costs	—	10,383	418,351	—	428,734
ADVERTISING EXPENSES	—	256	9,268	—	9,524
GENERAL AND ADMINISTRATIVE EXPENSES	—	599	21,908	(202)	22,305
CLOSED RESTAURANT COSTS	—	—	688	—	688
IMPAIRMENT OF ASSETS	—	200,114	193,911	—	394,025
LOSS ON LITIGATION SETTLEMENTS	—	47	—	—	47
MERGER INTEGRATION COSTS	—	631	147	—	778
OPERATING LOSS	—	(199,490)	(189,863)	202	(389,151)
OTHER INCOME	—	(4,765)	—	202	(273)
INTEREST INCOME	—	(3)	—	—	(3)
INTEREST EXPENSE	—	669	28,464	—	29,133
REORGANIZATION ITEMS, net	—	6,253	32,033	—	38,286
LOSS RELATED TO REFINANCING	—	1,666	—	—	1,666
LOSS BEFORE INCOME TAXES AND EQUITY IN NET LOSS OF SUBSIDIARIES	—	(207,600)	(250,360)	—	(457,960)
INCOME TAX EXPENSE	—	925	2,939	—	3,864
Net loss before equity in net loss of subsidiaries	—	(208,525)	(253,299)	—	(461,824)
Equity in net loss of subsidiaries	(461,824)	(253,299)	—	715,123	—
Net loss	$(461,824)	$(461,824)	$(253,299)	$715,123	$(461,824)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Forty Weeks Ended April 2, 2008

	Parent	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
	(Unaudited) (In Thousands)
RESTAURANT SALES	$—	$32,104	$1,175,460	$—	$1,207,564
RESTAURANT COSTS:
Food	—	11,784	410,239	—	422,023
Labor	—	9,554	355,628	—	365,182
Direct and occupancy	—	4,935	315,234	—	320,169
Total restaurant costs	—	26,273	1,081,101	—	1,107,374
ADVERTISING EXPENSES	—	749	27,432	—	28,181
GENERAL AND ADMINISTRATIVE EXPENSES	—	1,486	54,895	(505)	55,876
CLOSED RESTAURANT COSTS	—	—	3,574	—	3,574
IMPAIRMENT OF ASSETS	—	200,114	200,278	—	400,392
LOSS ON LITIGATION SETTLEMENTS	—	131	—	—	131
MERGER INTEGRATION COSTS	—	2,103	2,349	—	4,452
OPERATING LOSS	—	(198,752)	(194,169)	505	(392,416)
OTHER INCOME	—	(1,254)	—	505	(749)
INTEREST INCOME	—	(165)	—	—	(165)
INTEREST EXPENSE	—	1,644	69,832	—	71,476
REORGANIZATION ITEMS, net	—	6,253	32,033	—	38,286
LOSS RELATED TO REFINANCING	—	1,671	—	—	1,671
LOSS BEFORE INCOME TAXES AND EQUITY IN NET LOSS OF SUBSIDIARIES	—	(206,901)	(296,034)	—	(502,935)
INCOME TAX EXPENSE	—	952	1,364	—	2,316
Net loss before equity in net loss of subsidiaries	—	(207,853)	(297,398)	—	(505,251)
Equity in net loss of subsidiaries	(505,251)	(297,398)	—	802,649	—
Net loss	$(505,251)	$(505,251)	$(297,398)	$802,649	$(505,251)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Forty Weeks Ended April 4, 2007

	Parent	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
	(In Thousands)
OPERATING ACTIVITIES:
Net loss	$(50,473)	$(38,402)	$(19,091)	$57,493	$(50,473)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	—	2,245	28,429	—	30,674
Amortization of debt issuance costs	140	62	2,624	—	2,826
Accretion of original issue discount	5,315	7	301	—	5,623
Loss related to financing:
Write-off of debt issuance costs	1,992	154	6,540	—	8,686
Refinancing premiums expensed	16,052	358	15,189	—	31,599
Loss on disposal of assets	—	—	710	—	710
Loss on sale leaseback transactions	—	2,498	—	—	2,498
Deferred income taxes	—	(819)	(34,791)	—	(35,610)
Equity in earnings of subsidiaries	38,402	19,091	—	(57,493)	—
Changes in assets and liabilities:
Receivables	(12,903)	142,055	(132,013)	3,417	556
Inventories	—	—	(56)	—	(56)
Prepaid expenses and other current assets	3	(2,687)	12,347	—	9,663
Due from parent	(108)	—	108	—	—
Accounts payable	1,877	14,469	(8,807)	—	7,539
Accrued and other liabilities	—	16,994	(11,093)	—	5,901
Income taxes receivable/payable	1,814	5,960	(34,117)	—	(26,343)
Net cash provided by (used in) operating activities	2,111	161,985	(173,720)	3,417	(6,207)
INVESTING ACTIVITIES:
Proceeds from sale leaseback transactions	—	8,608	—	—	8,608
Proceeds from sale of assets held for sale	—	5,057	—	—	5,057
Issuance of notes receivable to Ryan’s	—	(149,800)	—	149,800	—
Acquisitions, net of liabilities assumed and cash acquired	—	(165,376)	(3,418)	—	(168,794)
Purchase of property and equipment	—	(1,036)	(25,286)	—	(26,322)
Corporate cash advances (payments)	—	380,337	(376,920)	(3,417)	—
Collection of notes receivable	—	713	—	—	713
Purchase of other assets	33	—	281	—	314
Net cash provided by (used in) investing activities	33	78,503	(405,343)	146,383	(180,424)
FINANCING ACTIVITIES:
Repayment of pre-merger term loan facility	—	(4,187)	(177,866)	—	(182,053)
Repurchase of 11¼% senior subordinated notes	—	(4,158)	(176,620)	—	(180,778)
Repurchase of 13⅞% senior discount notes	(105,306)	—	—	—	(105,306)
Repayment of Ryan’s debt	—	(145,000)	—	—	(145,000)
Proceeds from post-merger term loan funding	—	12,190	517,810	—	530,000
Repayment of post-merger term loan funding	—	(30)	(1,295)		(1,325)
Proceeds from 12½% senior note issuance	—	6,900	293,100	—	300,000
Proceeds from post-merger revolver facility	—	540	22,960	—	23,500
Proceeds from promissory note	—	115	4,885	—	5,000
Debt issuance costs	—	(844)	(35,861)	—	(36,705)
Payment of refinancing premiums	(16,052)	(380)	(16,122)	—	(32,554)
Dividends	119,214	(119,214)	—	—	—
Issuance of notes receivable from parent	—	—	149,800	(149,800)	—
Net cash provided by (used in) financing activities	(2,144)	(254,068)	580,791	(149,800)	174,779
NET CHANGE IN CASH AND CASH EQUIVALENTS	—	(13,580)	1,728	—	(11,852)
CASH AND CASH EQUIVALENTS, beginning of period	37	14,068	6,114	—	20,219
CASH AND CASH EQUIVALENTS, end of period	$37	$488	$7,842	$—	$8,367

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Forty Weeks Ended April 2, 2008

	Parent	Subsidiary Issuer	Subsidiary Guarantors	Eliminations	Consolidated
	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(505,251)	$(505,251)	$(297,398)	$802,649	$(505,251)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	—	1,902	32,547	—	34,449
Amortization of debt issuance costs	—	102	4,348	—	4,450
Loss on disposal of assets	—	4	3,128	—	3,132
Reorganization items	—	6,253	32,033	—	38,286
Cash reorganization items	—	(6,156)	(1,504)	—	(7,660)
Impairment of assets	—	200,114	200,278	—	400,392
Deferred income taxes	—	91	3,873	—	3,964
Equity in earnings of subsidiaries	505,251	297,398	—	(802,649)	—
Changes in assets and liabilities:
Receivables	6,273	(6,858)	2,999	—	2,414
Inventories	—	(16)	(2,111)	—	(2,127)
Prepaid expenses and other current assets	—	(6,076)	(2,566)	—	(8,642)
Accounts payable	—	(3,684)	2,798	—	(886)
Accrued and other liabilities	—	2,720	937	—	3,657
Income taxes receivable/payable	(6,274)	23,144	123	—	16,993
Net cash provided in (used in) operating activities	(1)	3,687	(20,515)	—	(16,829)
INVESTING ACTIVITIES:
Proceeds from sale of assets held for sale	—	—	17,951	—	17,951
Cash reorganization items	—	—	333		333
Purchase of property and equipment	—	(1,406)	(27,492)	—	(28,898)
Corporate cash advances (payments)	—	28,166	(28,166)	—	—
Collection of notes receivable	—	510	—	—	510
Proceeds from sale (purchase) of other assets	—	689	(741)	—	(52)
Net cash provided by (used in) investing activities	—	27,959	(38,115)	—	(10,156)
FINANCING ACTIVITIES:
Proceeds from DIP financing	—	690	29,310	—	30,000
Repayment of post-merger term loan facility	—	(107)	(4,540)	—	(4,647)
Proceeds from post-merger revolving credit facility	—	1,018	43,244	—	44,262
Increase in restricted cash	—	(3,556)	—		(3,556)
Prefunded letters of credit	—	—	(3,734)		(3,734)
Utility deposits	—	—	(3,212)		(3,212)
Cash reorganization items	—	78	—		78
Debt issuance costs	—	(55)	(2,322)	—	(2,377)
Net cash provided by (used in) financing activities	—	(1,932)	58,746	—	56,814
NET CHANGE IN CASH AND CASH EQUIVALENTS	(1)	29,714	116	—	29,829
CASH AND CASH EQUIVALENTS, beginning of period	37	(1,852)	6,485	—	4,670
CASH AND CASH EQUIVALENTS, end of period	$36	$27,862	$6,601	$—	$34,499

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report. Unless the context indicates or requires otherwise, (i) the term “Buffets Holdings” refers to Buffets Holdings, Inc.; (ii) the term “Buffets” refers to Buffets, Inc., our principal operating subsidiary; (iii) the terms “we,” “our,” “ours,” and the “Company” refer to Buffets Holdings, Inc. and its subsidiaries. Some of the statements in the following discussion are forward-looking statements. See “Forward-Looking Statements and Risk Factors” elsewhere in this filing. Historical results will not be indicative of future results due to the consummation of the merger transaction (the “Merger”) with Ryan’s Restaurant Group, Inc. (“Ryan’s”), the related refinancing of our indebtedness and Ryan’s indebtedness and the Bankruptcy Cases discussed in “Recent Developments - Voluntary Chapter 11 Filing.”

Overview

We are the nation’s largest steak-buffet restaurant chain by number of units and the second largest company in the family dining segment by sales volume. Our restaurants are principally operated under the names Ryan’s®, Fire Mountain®, Old Country Buffet® and HomeTown Buffet®. As of April 2, 2008, we had 563 company-owned steak-buffet restaurants and sixteen franchised locations in 42 states.

Restaurants operating as of June 27, 2007	632
For the forty week period ended April 2, 2008:
Restaurants opened	4
Restaurants closed	(73)
Restaurants operating as of April 2, 2008	563

In February 2008, we closed 52 restaurants in connection with the Bankruptcy Cases. See “Recent Developments — Store Closures” for further discussion of these store closures.

Buffets was founded in 1983 to develop buffet-style restaurants under the name Old Country Buffet®. In October 1985, Buffets completed its initial public offering and was listed on The NASDAQ National Market. In September 1996, Buffets merged with HomeTown Buffet, Inc., which was developed by one of Buffets’ co-founders. In October 2000, Buffets was acquired by Buffets Holdings, a company organized by investment funds affiliated with Caxton-Iseman Capital, LLC (“Caxton-Iseman Capital”), in a buyout from public shareholders. On November 1, 2006, Buffets merged (the “Merger”) with Ryan’s to create the nation’s largest steak-buffet restaurant chain by number of units and the second largest company in the family dining segment by sales volume. On January 22, 2008, we and each of our subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. See “— Recent Developments — Voluntary Chapter 11 Filing” for further details.

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

•	Impairment of assets reflects fair market adjustments to the carrying value of long-lived assets, as well as adjustments to the carrying value of goodwill and other intangible assets.

•
Loss on sale leaseback transactions reflects transaction costs and net impairment losses associated with the sale and leaseback of the leasehold interests and leasehold improvements of seven restaurants related to the November 1, 2006 refinancing.

•	Loss on litigation settlements represents the costs associated with the settlement of a class action lawsuit against HomeTown Buffet, Inc. and OCB Restaurant Company, LLC.

•
Merger integration costs represents professional fees, performance bonuses, employee travel and expenses and other costs related to integration activities associated with the acquisitions of Ryan’s and North’s Restaurants, Inc.

•
Reorganization items are expense or income items that were incurred or realized due to the Bankruptcy Cases. These items include professional fees and similar types of expenses incurred as a direct result of the Bankruptcy Cases, loss accruals or gains or losses resulting from activities of the reorganization process, costs and claims, which stem from the rejection of leases and other executory contracts, and interest earned on excess cash accumulated during the Bankruptcy Cases.

•	Other income primarily reflects franchise fees earned.

•	Interest income reflects interest earned on our short-term investments.

•
Interest expense reflects interest costs associated with our debt and amortization of debt issuance cost. Interest expense for the first quarter of fiscal 2007 also reflects accretion of original issuance discount on our 11¼% senior subordinated notes and 13⅞% senior discount notes, which were repurchased and/or redeemed on, or shortly after, November 1, 2006.

•
Loss related to refinancing for fiscal year 2007 represents transaction costs associated with amendments to Buffets’ Amended and Restated Credit Agreement and repurchasing or redeeming our 11¼% senior subordinated notes and 13⅞% senior discount notes on or shortly after November 1, 2006. Loss related to refinancing for fiscal year 2008 represents transaction costs associated with amendments to Buffets’ current credit facility as well as the DIP Credit Agreement.

•	Income tax expense (benefit) reflects the current and deferred tax benefit determined in accordance with the provisions of SFAS 109, Accounting for Income Taxes.

Recent Developments

Voluntary Chapter 11 Filing

On January 22, 2008 (the “Petition Date”), Buffets Holdings, Inc. (“Buffets Holdings”) and each of its subsidiaries, including Buffets, Inc, (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”), Case Number 08-10141 (collectively, the “Bankruptcy Cases”). On January 29, 2008, the official committee of unsecured creditors was appointed in the Bankruptcy Cases. The Company is continuing to operate the business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. In general, as a debtor-in-possession, the Company is authorized under the Bankruptcy Code to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.

DIP Credit Agreement

On January 22, 2008, the Company entered into a Debtor-In-Possession Credit Agreement (the “DIP Credit Agreement”) among the Company, Buffets, the lenders named therein, and Credit Suisse, as Administrative Agent and Collateral Agent. The DIP Credit Agreement received interim approval by the Bankruptcy Court on January 23, 2008 and final approval on February 22, 2008. The DIP Credit Agreement provides for $200 million of borrowings under the Pre-Petition Credit Facility (as defined in “Credit Facilities and Other Long-Term Debt”) that were rolled into the DIP Credit Agreement and an $85 million new money facility. Of the $85 million new money facility, $30 million was drawn on January 23, 2008 and $55 million was drawn on April 30, 2008. The proceeds of the new money facility incurred under the DIP Credit Agreement are being used to fund the continued operations of the Debtors’ business, pay certain expenses and fees incurred in connection with the Bankruptcy Cases, support the Debtors’ working capital needs and for general corporate purposes. The Company entered into the first amendment to the DIP Credit Agreement on January 22, 2008, just prior to the Bankruptcy Court’s final approval to reduce the amount of pre-petition borrowings rolled into the DIP Credit Agreement from $300 million to $200 million. See “Credit Facilities and Other Long-Term Debt” for further discussion regarding the DIP Credit Agreement.

Going Concern

The accompanying condensed consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Bankruptcy Cases raise substantial doubt about the Company’s ability to remain a going concern. The Company’s continuation as a going concern is contingent upon, among other things, its ability (i) to comply with the terms and conditions of the DIP Credit Agreement; (ii) to reduce administrative, operating and interest costs and liabilities through the bankruptcy process; (iii) to generate sufficient cash flow from operations; (iv) to return to profitability; (v) to obtain confirmation of a plan of reorganization under the Bankruptcy Code and (vi) to obtain financing in order to exit from bankruptcy. In the event the Company’s restructuring activities are not successful and it is required to liquidate, additional significant adjustments will be necessary in the carrying value of assets and liabilities, the revenues and expenses reported and the balance sheet classifications used.

Store Closures

On February 7, 2008, we approved the closure of 52 underperforming restaurants, consisting primarily of leased properties located in 23 states. All but one of the applicable restaurants were closed on February 10th and 11th. Our ongoing analysis and review of our restaurant portfolio determined that these restaurants did not have the potential to deliver acceptable returns on invested capital. In connection with the restaurant closures, we terminated the employment of 2,200 to 2,300 employees. Cash charges of approximately $2.4 million were incurred related to these restaurant closures. These charges included approximately $0.9 million related to lease termination costs and obligations, $1.2 million related to employee termination costs and approximately $0.3 million related to other associated costs. Non-cash charges related to these closures were approximately $5.2 million.

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

Asset Impairments

During the third quarter of fiscal year 2008, the Company completed an assessment of the fair value of individual assets and liabilities to assess goodwill and other intangible assets as of April 2, 2008.  As a result of this independent assessment, it was determined that goodwill was impaired. The Company recognized a charge of $384.0 million related to the impairment of goodwill and certain other intangible assets. In addition, the Company recognized a charge of $16.4 million related to the impairment of certain long-lived assets. Both of these charges are included in “Impairment of Assets” in the Company’s unaudited condensed consolidated statement of operations. These impairment charges are material, but will not result in future cash expenditures and will not result in any significant changes to the Company’s operations other than those communicated as part of its restructuring plans.

Critical Accounting Policies

Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and assumptions, including those related to recoverability of long-lived assets, goodwill, self-insurance reserves and income taxes. Management bases its estimates and assumptions on historical experience and on various other factors. Actual results may differ from these estimates and assumptions under different circumstances or conditions.

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

Impairment charges related to long-lived assets of approximately $16.4 million, primarily related to assets currently held for sale, were recorded in the first forty weeks of fiscal year 2008. No impairment charges were recorded in the first forty weeks of fiscal year 2007.

Goodwill and Other Intangible Assets

The Company tests the recoverability of goodwill and other intangible assets annually or whenever events or circumstances indicate that the carrying amount may not be recoverable. Goodwill and other intangible assets are deemed to be impaired if the fair value of a reporting segment is less than its carrying value. If goodwill or other intangible assets are determined to be impaired, the loss is measured as the amount by which the carrying amounts of a reporting segment’s goodwill or other intangible assets exceeds their implied fair value. The fair value of a reporting segment is an estimate based on assumptions regarding its future cash flows. In the event that these assumptions change in the future, the Company may be required to record impairment charges related to its goodwill or other intangible assets.

On January 22, 2008, the Company voluntarily filed for relief under Chapter 11 of the United States Bankruptcy Code. As a result of the Bankruptcy Cases and the events leading up to them, management performed an initial assessment of goodwill impairment as of the end of the second quarter of fiscal 2008, based on market multiples of trailing twelve month EBITDA. Although this initial assessment did not indicate an impairment of goodwill, because of the difficulty in making an assessment given the uncertainty related to the Bankruptcy Cases and the development of the reorganization plan, the Company completed an assessment of the fair value of individual assets and liabilities to assess goodwill and other intangible assets as of April 2, 2008.  As a result of this independent assessment, it was determined that goodwill was impaired. During the third quarter of fiscal 2008, the Company recognized a charge of $384.0 million related to the impairment of goodwill and certain other intangible assets, which is included in “Impairment of Assets” in the accompanying unaudited condensed consolidated statement of operations. This impairment charge is material, but will not result in future cash expenditures and will not result in any significant changes to the Company’s operations other than those communicated as part of the restructuring plans. The independent assessment used projections of future cash flows from the reporting segment. These projections are based on growth rates, anticipated future economic conditions, the appropriate discount rates relative to risk, and estimates of residual values. The Company believes that the estimates used are consistent with assumptions that marketplace participants would use in their estimates of fair value. If changes in growth rates, future economic conditions, discount rates, or estimates of residual values were to occur, goodwill may become impaired. No impairment charge was recorded during the first forty weeks of fiscal year 2007.

The goodwill impairment review was conducted in accordance with Statement of Financial Accounting Standard No. 142 (SFAS 142) Goodwill and Other Intangibles. SFAS 142 requires a two step process in assessing goodwill. The first step is to determine if impairment has occurred whereas the second step determines the amount of such impairment. As part of the second step the company valued, among other things, its real and personal property, trademarks, recipes and franchisee agreements. This valuation concluded that there was approximately $192.2 million of unrecognized value in the aforementioned assets, and while not recognized for accounting purposes, were a significant component of the offsetting recognized diminution in value of its goodwill.

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

Closed Restaurant Reserve

We maintain a closed restaurant reserve for certain restaurants that are no longer operating. The closed restaurant costs are principally comprised of our estimates of lease termination costs and obligations, net of sublease and other cash receipts, and employee termination costs. Many factors including the local business environment, other available lease sites, the ability to secure subleases, the creditworthiness of subtenants, and our success at negotiating early termination agreements with lessors are considered in establishing the accruals. Adjustments to the reserve primarily relate to changes in subtenant income or actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which the changes become known. The store closing reserve (current and non-current in aggregate) was $1.7 million and $0.8 million as of June 27, 2007 and April 2, 2008, respectively.

Liabilities Subject to Compromise

Under bankruptcy law, actions by creditors to collect amounts owed prior to the Petition Date are stayed and certain other pre-petition contractual obligations may not be enforced against us. Substantially all unsecured liabilities as of the Petition Date, except those covered under certain first day motions filed with the Bankruptcy Court, have been classified as “Liabilities Subject to Compromise” in the current fiscal year condensed consolidated balance sheet.

Reorganization Items

Reorganization items are expense or income items that were incurred or realized due to the Bankruptcy Cases. These items include professional fees and similar types of expenses incurred as a direct result of the Bankruptcy Cases, loss accruals or gains or losses resulting from activities of the reorganization process, costs and claims, which stem from the rejection of leases and other executory contracts, and interest earned on excess cash accumulated during the Bankruptcy Cases.

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

Gift Cards and Gift Certificates

We sell gift cards to our customers. Proceeds from the sale of gift cards/certificates are initially recorded as a liability when received. Revenues from the sale of gift cards at our restaurants are recognized upon redemption. In estimating the related gift card/certificate liability, we analyze historical trends to derive our estimates of future gift card/certificate redemption patterns. The assumptions and activity are closely monitored for changes in escheatment laws and redemption patterns. We adjust our gift card/certificate liability based on historical and expected non-redemption trends. These adjustments are classified within “Direct and Occupancy Costs” in our accompanying condensed consolidated statements of operations. Our gift card/certificate liability was $5.4 million as of both June 27, 2007 and April 2, 2008.

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

There was no financial statement impact associated with the adoption of SFAS 123(R) and we did not recognize or record any share-based compensation for the forty week periods ending April 4, 2007 and April 2, 2008.

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

Merger Integration Costs

Merger integration costs represent professional fees, performance bonuses, employee travel and expenses and other costs related to integration activities associated with the acquisitions of Ryan’s and North’s Restaurants, Inc. Merger integration costs of approximately $15.4 million have been expensed as incurred since November 1, 2006, of which approximately $4.5 million were expensed in the first three quarters of fiscal 2008 are recorded in “Merger Integration Costs” in the accompanying unaudited condensed consolidated statements of operations.

Results of Operations

The following discussion reflects our historical results for the sixteen-week periods ended April 4, 2007 and April 2, 2008. Our operating results include the impact of Ryan’s operations and the impact of the related refinancing of our indebtedness and Ryan’s indebtedness for the entire sixteen-week periods ended April 2, 2008 and April 4, 2007. Our future results may not be consistent with our historical results due to the Bankruptcy Cases. The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report.

	Sixteen Weeks Ended
	April 4, 2007	April 2, 2008
	(Dollars in Thousands)
Significant items that impacted results of operations:
Closed restaurant costs(1)	$1,363	$688
Impairment of assets(2)	—	394,025
Loss on litigation(3)	6,045	47
Merger integration costs(4)	3,485	778
——————
(1)
Closed restaurant costs were $1.4 million for the sixteen-weeks ended April 4, 2007 as compared to $0.7 million for the sixteen-weeks ended April 2, 2008. During the third quarter of fiscal 2007, we closed six underperforming restaurants in the normal business course. During the third quarter of fiscal 2008, we closed 53 restaurants, of which 52 were related to the Bankruptcy Cases. As a result, costs associated with these 52 closures were recognized as “Reorganization Items, net” in the accompanying unaudited condensed consolidated statement of operations. The $0.7 million in closed restaurant costs shown in the table above relates to the other restaurant closed in the third quarter and additional costs incurred on previously closed restaurants. See Note 10 — “Reorganization Items” to our accompanying unaudited condensed consolidated financial statements for further discussion of costs related to the 52 restaurant closures.

(2)
We test property and equipment, as well as goodwill and other intangibles, annually or whenever events or circumstances indicate that the carrying amount of a restaurant’s assets may not be recoverable. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows, namely as individual restaurants. During the third quarter of fiscal year 2008 we recognized losses of approximately $10.0 million related to impairments of the carrying value of our long-lived assets for five restaurants the Company intends to sell and one land parcel currently held in property and equipment, as the carrying value of these long-lived assets exceeded their fair value. In addition, we recognized losses of approximately $384.0 million related to the impairment of goodwill and certain intangible assets. No impairment was recorded during the third quarter of fiscal year 2007.

(3)
Loss on litigation settlements represents the costs associated with the settlement of a class action lawsuit against HomeTown Buffet, Inc. and OCB Restaurant Company, LLC. The precise terms of the settlement are subject to continuing negotiation, and the final settlement is subject to court approval. While we are currently not able to predict the outcome of this action, we have accrued approximately $6.0 million to resolve this matter. This is a pre-petition liability and is classified as “Liabilities Subject to Compromise” in the accompanying unaudited condensed consolidated balance sheet.

(4)	Merger integration costs represents professional fees and employee travel and expenses related to integration activities associated with the Merger.

Sixteen Weeks Ended April 2, 2008 Compared To Sixteen Weeks Ended April 4, 2007:

The following table sets forth our results of operations based on the percentage relationship of the items listed to our restaurant sales during the periods shown:

	Sixteen Weeks Ended
	April 4, 2007		April 2, 2008
	(Dollars in Thousands)
Restaurant sales	$509,202	100.0%	$466,950	100.0%
Restaurant costs:
Food	176,372	34.6	164,423	35.2
Labor	155,314	30.5	140,876	30.2
Direct and occupancy	130,741	25.7	123,435	26.4
Total restaurant costs	462,427	90.8	428,734	91.8
Advertising expenses	7,919	1.6	9,524	2.0
General and administrative expenses	22,300	4.4	22,305	4.8
Closed restaurant costs	1,363	0.3	688	0.1
Impairment of assets	—	0.0	394,025	84.4
Loss on litigation settlements	6,045	1.2	47	0.0
Merger integration costs	3,485	0.7	778	0.2
Operating income (loss)	5,663	1.1	(389,151)	(83.7)
Other income	(194)	(0.0)	(273)	(0.1)
Interest income	(60)	(0.0)	(3)	(0.0)
Interest expense	28,380	5.6	29,133	6.2
Reorganization items, net	—	0.0	38,286	8.2
Loss related to refinancing	840	0.2	1,666	0.4
Loss before income taxes	(23,303)	(4.6)	(457,960)	(98.1)
Income tax expense (benefit)	(8,906)	(1.7)	3,864	0.8
Net loss	$(14,397)	(2.8)	$(461,824)	(98.9)

Certain Percentage Amounts Do Not Sum To Total Due To Rounding.

Restaurant Sales. Restaurant sales decreased $42.3 million, or 8.3%, during the sixteen week period ended April 2, 2008 over the comparable prior year period, primarily due to a decline in customer guest counts and a decrease in the number of stores operating during the period.

Average weekly sales during the third quarter of fiscal 2008 for the Buffets brand restaurants, which include the Old Country Buffet® and HomeTown Buffet® brands, increased approximately 1.0% to $52,611 as compared to the comparable prior year period. Same store sales for the third quarter of fiscal 2008 decreased by 1.4% for the Buffets brand restaurants as compared to the prior year. This decrease was primarily attributable to a 2.4% decline in guest traffic, partially offset by a 1.0% increase in average check. Average weekly sales for the third quarter of fiscal 2008 for the Ryan’s brand restaurants, which include the Ryan’s® and Fire Mountain® brands, decreased by 2.8% to $43,175 as compared to the comparable prior year period. Same store sales for the third quarter decreased by 6.1% for the Ryan’s brand restaurants as compared to the prior year. This decrease was primarily attributable to a 7.6% decline in guest traffic, partially offset by a 1.5% increase in average check. Same store sales calculations reflect those restaurants that have been in operation for at least eighteen operating periods.

Food costs. Total food costs decreased $11.9 million, or 6.8%, during the sixteen-week period ended April 2, 2008 over the comparable prior year period, in part due to the decline in guest counts and a decrease in the number of stores operating during the period. Food costs as a percentage of sales increased by 60 basis points during the third quarter of fiscal 2008 as compared to the prior year period, primarily due to increases in the price of certain menu items such as steak, chicken, dairy and oil-based products. These increases were partially offset by declining prices on other food items as well as a more cost-effective menu mix.

Labor costs. Labor costs decreased $14.4 million, or 9.3%, during the sixteen-week period ended April 2, 2008 over the comparable prior year period, in part due to the decline in guest counts and a decrease in the number of stores operating during the period. Labor costs as a percentage of sales decreased 30 basis points during the third quarter of fiscal 2008 as compared to the prior year period, primarily due to the closing of a significant number of underperforming restaurants during the period.

Direct and occupancy costs. Direct and occupancy costs decreased $7.3 million, or 5.6%, during the sixteen-week period ended April 2, 2008 over the comparable prior year period, in part due to the due to the decline in guest counts and a decrease in the number of stores operating during the period. Direct and occupancy costs as a percentage of sales increased by 70 basis points during the second quarter of fiscal 2008 as compared to the prior year period, primarily due to higher repairs and maintenance and utilities costs, as well as tightened sales leverage resulting from the fixed-cost nature of our occupancy costs over a declining sales base during the period.

Advertising Expenses. Advertising costs increased $1.6 million during the third quarter of fiscal 2008 versus the comparable prior year period and increased 40 basis points as a percentage of sales. We launched a direct mail advertising campaign during the third quarter of fiscal 2008 for both the Buffets and Ryan’s brands. In the third quarter of fiscal year 2007 there was no such campaign for the Ryan’s brand.

General and Administrative Expenses. General and administrative expenses remained flat during the third quarter of fiscal 2008 compared to the third quarter of the prior year. General and administrative expenses as a percentage of sales increased by 40 basis points during the third quarter of fiscal 2008 as compared to the prior year period, primarily due to an increase in professional fees stemming primarily from the Bankruptcy Cases, as well as tightened sales leverage resulting from the fixed-cost nature of these costs over a declining sales base during the period. We do not expect a decrease in professional and legal fees until the conclusion of the Bankruptcy Cases.

Interest Expense. Interest expense increased $0.8 million during the third quarter of fiscal 2008 versus the comparable prior year period. Interest expense as a percentage of sales increased by 60 basis points during the third quarter of fiscal 2008 versus the comparable prior year period, primarily due to the increase in our interest rates on outstanding borrowings as a result of the Forbearance Agreement and the DIP Credit Agreement, offset by the fact that the Company is no longer accruing interest on its Senior Notes.

Income Taxes. Income tax expense increased 250 basis points as a percentage of sales for the sixteen-week period ended April 2, 2008 versus the comparable period in the prior year, principally due to reductions in our pretax losses and our projected effective tax rate for fiscal 2008, a $3.0 million to increase the deferred tax valuation allowance to offset 100% of the underlying deferred tax assets due to a reduction in expected cash proceeds from the sale of Tahoe Joe’s, resulting in a change in expectations from an expected taxable gain to an expected taxable loss from the transaction and $0.8 million to accrue quarterly interest on tax reserve items.

Excluding the impacts of the adjustments above, our projected effective rate for fiscal 2008 is approximately (0.4)%. The difference between this rate and the statutory rate is due to the projected increase in our valuation allowance to offset the tax benefits from our projected loss before income taxes. As a result, this rate primarily reflects projected state income tax expense for fiscal 2008.

The following discussion reflects our historical results for the forty-week periods ended April 4, 2007 and April 2, 2008. Our operating results include the impact of Ryan’s operations and the impact of the related refinancing of our indebtedness and Ryan’s indebtedness for the entire forty week period ended April 2, 2008, and include the impact of Ryan’s operations and related refinancing from November 1, 2006, the merger date, to April 4, 2007. Our future results may not be consistent with our historical results due to the Merger and Bankruptcy Cases. The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report.

	Forty Weeks Ended
	April 4, 2007	April 2, 2008
	(Dollars in Thousands)
Significant items that impacted results of operations:
Closed restaurant costs(1)	$2,922	$3,574
Impairment of assets(2)	—	400,392
Loss on sale leaseback transactions(3)	2,498	—
Loss on litigation settlement(4)	6,045	131
Merger integration costs(5)	6,999	4,452
——————

(1)
Closed restaurant costs were $2.9 million for the forty weeks ended April 4, 2007 as compared to $3.6 million for the forty weeks ended April 2, 2008. The increase was due in large part to the closure of six underperforming restaurants in the normal business course for the forty week period ended April 4, 2007 compared to twenty-one store closures in the normal business course for the forty week period ended April 2, 2008.

The Company closed 73 underperforming Buffets brand and Ryan’s brand restaurants during the forty weeks ended April 2, 2008 and incurred total charges of $12.0 million. These charges were expensed as incurred pursuant to SFAS 146 and included cash charges of approximately $3.6 million and non-cash charges of approximately $8.4 million. The $3.6 million of cash charges included approximately $1.2 million related to lease termination costs and obligations, $1.3 million related to employee termination costs and approximately $1.1 million related to other associated costs.

Charges of approximately $3.6 million, included in the $12.0 million of total charges above, related to the closures of eight Buffets brand stores and additional costs incurred on previously closed restaurants. These charges are recorded in “Closed Restaurant Costs” in the accompanying unaudited condensed consolidated statements of operations. Charges of approximately $0.8 million were related to four Ryan’s brand restaurants, closed subsequent to the Merger anniversary date, and are recorded in “Merger and Integration Costs” in the accompanying unaudited condensed consolidated statements of operations. Subsequent to the Petition Date, the Company closed 52 underperforming restaurants as part of its reorganization plan under Chapter 11. In accordance with SOP 90-7, costs associated with these closures of approximately $7.6 million are classified as “Reorganization Items, net” in the accompanying unaudited condensed consolidated statement of operations. See Note 10 - “Reorganization Items” for further details surrounding these closures.

In addition to the $12 million of total charges above, charges of approximately $3.1 million related to the closure of nine Ryan’s brand restaurants, closed prior to the Merger anniversary date, were charged to goodwill pursuant to EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. See Note 9 — “Acquisitions” for further discussion of the merger with Ryan’s.

(2)
We test property and equipment, as well as goodwill and other intangibles, annually or whenever events or circumstances indicate that the carrying amount of a restaurant’s assets may not be recoverable. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows, namely as individual restaurants. For the forty week period ended April 2, 2008 we recognized losses of approximately $16.4 million related to impairments of the carrying value of our long-lived assets for 24 restaurants currently classified as held for sale and one land parcel currently held in property and equipment, as the carrying value of these long-lived assets exceeded their fair value. In addition, we recognized losses of approximately $384.0 million related to the impairment of goodwill and certain intangible assets. No impairment was recorded during the second quarter of fiscal year 2007.

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

(4)
Loss on litigation settlements represents the costs associated with the settlement of a class action lawsuit against HomeTown Buffet, Inc. and OCB Restaurant Company, LLC. The precise terms of the settlement are subject to continuing negotiation, and the final settlement is subject to court approval. While we are currently not able to predict the outcome of this action, we have accrued approximately $6.0 million to resolve this matter. This is a pre-petition liability and is classified as “Liabilities Subject to Compromise” in the accompanying unaudited condensed consolidated balance sheet.

(5)
Merger integration costs represents professional fees, performance bonuses, employee travel and expenses and other costs related to integration activities associated with the Ryan’s and North’s acquisitions.

Forty Weeks Ended April 2, 2008 Compared To Forty Weeks Ended April 4, 2007:

The following table sets forth our results of operations based on the percentage relationship of the items listed to our restaurant sales during the periods shown:

	Forty Weeks Ended
	April 4, 2007		April 2, 2008
	(Dollars in Thousands)
Restaurant sales	$1,028,369	100.0%	$1,207,564	100.0%
Restaurant costs:
Food	355,556	34.6	422,023	34.9
Labor	308,530	30.0	365,182	30.2
Direct and occupancy	259,930	25.3	320,169	26.5
Total restaurant costs	924,016	89.9	1,107,374	91.7
Advertising expenses	22,868	2.2	28,181	2.3
General and administrative expenses	46,313	4.5	55,876	2.3
Closed restaurant costs	2,922	0.3	3,574	0.3
Impairment of assets	—	0.0	400,392	33.2
Loss on sale leaseback transactions	2,498	0.2	—	0.0
Loss on litigation settlements	6,045	0.6	131	0.0
Merger integration costs	6,999	0.7	4,452	0.4
Operating income	16,708	1.6	(392,416)	(32.5)
Other income	(692)	(0.1)	(749)	(0.1)
Interest income	(138)	(0.0)	(165)	(0.0)
Interest expense	58,994	5.7	71,476	5.9
Reorganization items, net	—	0.0	38,286	3.2
Loss related to refinancing	41,125	4.0	1,671	0.1
Loss before income taxes	(82,581)	(8.0)	(502,935)	(41.6)
Income tax expense (benefit)	(32,108)	(3.1)	2,316	0.2
Net loss	$(50,473)	(4.9)	$(505,251)	(41.8)

Certain Percentage Amounts Do Not Sum To Total Due To Rounding.

Restaurant Sales. Restaurant sales increased $179.2 million, or 17.4%, during the first forty weeks of fiscal 2008 over the comparable prior year period, primarily due to the merger with Ryan’s. Excluding Ryan’s restaurant sales, restaurant sales decreased $18.1 million, or 2.5%, during the first forty weeks of fiscal 2008.

Average weekly sales for the first forty weeks of fiscal 2008 for the Buffets brand restaurants, which include the Old Country Buffet® and HomeTown Buffet® brands, increased approximately 0.1% to $52,800 as compared to the comparable prior year period. Same store sales for the first forty weeks of fiscal 2008 decreased by 1.4% for the Buffets brand restaurants as compared to the prior year. This decrease was primarily attributable to a 3.4% decline in guest traffic, partially offset by a 2.0% increase in average check. Average weekly sales for the first forty weeks of fiscal 2008 for the Ryan’s brand restaurants, which include the Ryan’s® and Fire Mountain® brands, decreased by 2.7% to $42,977 as compared to the comparable prior year period. Same store sales for the first forty weeks of fiscal 2008 decreased by 5.4% for the Ryan’s brand restaurants as compared to the prior year. This decrease was primarily attributable to a 7.5% decline in guest traffic, partially offset by a 2.1% increase in average check. Same store sales calculations reflect those restaurants that have been in operation for at least eighteen operating periods.

Food costs. Total food costs increased $66.5 million, or 18.7%, during the first forty weeks of fiscal 2008 over the comparable prior year period, primarily due to the merger with Ryan’s. Food costs as a percentage of sales increased by 30 basis points during the first half of fiscal 2008 as compared to the prior year period, primarily due to increases in the price of certain menu items such as steak, chicken, dairy and oil-based products. These increases were partially offset by synergies realized on vendor procurement and production of certain food items in connection with the Ryan’s merger.

Labor costs. Labor costs increased $56.7 million, or 18.4%, during the first forty weeks of fiscal 2008 over the comparable prior year period, primarily due to the merger with Ryan’s. Labor costs as a percentage of sales increased 20 basis points during the first half of fiscal 2008 as compared to the prior year period, primarily due to wage inflation as a result of minimum wage increases in several states effective January 1, 2007, federal minimum wage increases effective July 24, 2007 and other modest wage increases. This increase was partially offset by synergies realized on labor mix changes in connection with the Ryan’s merger.

Direct and occupancy costs. Direct and occupancy costs increased $60.2 million, or 23.2%, during the first forty weeks of fiscal 2008 over the comparable prior year period, primarily due to the merger with Ryan’s. Direct and occupancy costs as a percentage of sales increased by 120 basis points during the first half of fiscal 2008 as compared to the prior year period, primarily due to higher repairs and maintenance and utilities costs as well as tightened sales leverage resulting from the fixed-cost nature of our occupancy costs over a declining sales base during the period.

Advertising Expenses. Advertising costs increased $5.3 million during the first forty weeks of fiscal 2008 versus the comparable prior year period and increase 10 basis points as a percentage of sales during the first half of fiscal 2008 as compared to the prior year period. Historically, Ryan’s did not incur significant media advertising expenditures. Since acquisition, we have increased the amount of advertising related to the Ryan’s brand and in the current fiscal year, we have included the Ryan’s brands in all major media campaigns, resulting in a slightly higher cost in the current year.

General and Administrative Expenses. General and administrative expenses increased $8.1 million, or 17.4%, during first forty weeks of fiscal 2008 primarily due to the merger with Ryan’s, but stayed flat as a percentage of sales during the first three quarters of fiscal 2008 as compared to the prior year period.

Interest Expense. Interest expense increased $12.5 million during the first forty weeks of fiscal 2008 versus the comparable prior year period and increased 20 basis points as a percentage of sales during the first half of fiscal 2008 compared to the prior year period, primarily due to the higher interest rates paid on the post-petition and DIP financing, offset by the fact that the Company is no longer accruing interest on its Senior Notes.

Income Taxes. Income tax expense increased 330 basis points as a percentage of sales for the first forty weeks of fiscal 2008 versus the comparable period in the prior year, principally due to a reduction in our projected effective rate for fiscal 2008 and $2.1 million of accrued interest on tax reserve items. These items have been partially offset by a $0.7 million net reduction in our deferred tax valuation allowance related to Ryan’s. Of this $0.7 million net reduction, $6.2 million is due to provision-to-return differences reflecting higher deductions in Ryan’s November 1, 2006 stub period tax return than initially expected, primarily related to changes in tax accounting methods, partially offset by $2.5 million due to fair value adjustments to the Ryan’s purchase balance sheet and $3.0 million to increase the deferred tax valuation allowance to offset 100% of the underlying deferred tax assets due to a reduction in expected cash proceeds from the sale of Tahoe Joe’s, resulting in a change in expectations from an expected taxable gain to an expected taxable loss from the transaction. The $0.7 million net reduction to the valuation allowance is recorded in “Income tax benefit” in the accompanying condensed consolidated statements of operations, whereas the $3.7 million adjustment to the underlying deferred tax asset balances is recorded in “Goodwill” in the accompanying condensed consolidated balance sheets.

Excluding the impacts of the adjustments above, our projected effective rate for fiscal 2008 is approximately (0.4)%. The difference between this rate and the statutory rate is due to the projected increase in our valuation allowance to offset the tax benefits from our projected loss before income taxes. As a result, this rate primarily reflects projected state income tax expense for fiscal 2008.

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

On January 3, 2008, Buffets announced that it elected to take advantage of the 30-day grace period with respect to the missed interest payment, due January 2, 2008, on its 12½% Senior Notes to pursue restructuring discussions with its creditors. The total amount of the missed interest payment was approximately $18.8 million. Those discussions with creditors did not result in a viable restructuring plan and on January 22, 2008, as the result of these failed discussions and due to significantly limited liquidity caused by a variety of factors including a decrease in discretionary spending by our core customer segment and higher food, labor and energy prices, we and each of our subsidiaries filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court.

The Bankruptcy Cases triggered the immediate acceleration of, and events of default to occur under, certain of our direct financial obligations, including, among others, amounts outstanding under the Pre-Petition Credit Agreement and our 12½% Senior Notes. The Bankruptcy Cases stayed the ability of the lenders under the Pre-Petition Credit Agreement and the holders of our 12½% Senior Notes from seeking remedies to enforce their rights during the Bankruptcy Cases. As a result of the stay and our Bankruptcy Cases, our short-term liquidity needs arise primarily from principal and interest payments under the DIP Credit Agreement (discussed below), capital expenditures and working capital requirements. Our primary sources of liquidity are cash flows from operations and available borrowing capacity under the DIP Credit Agreement.

In connection with the Bankruptcy Cases, we entered into the DIP Credit Agreement to provide bankruptcy financing. The $285 million DIP Credit Agreement consists of an $85 million new money facility and $200 million of borrowings under the Pre-Petition Credit Agreement that were rolled into the DIP Credit Agreement. The proceeds of the new money facility incurred under the DIP Credit Agreement will be used to fund our and the other Debtors’ continued operations as debtors in possession under the Bankruptcy Code, pay certain expenses and fees incurred in connection with the Bankruptcy Cases, support working capital needs and for general corporate purposes. In addition, on March 12, 2008, we received final approval from the Bankruptcy Court for the Third Amendment (the “Third Amendment”) to the Pre-Petition Credit Facility. In accordance with the Third Amendment, we may continue to renew letters of credit originally issued under the Pre-Petition Credit Facility notwithstanding the fact that we filed a petition for relief under Chapter 11 of the Bankruptcy Code. See “— Credit Facilities and Other Long-Term Debt” below.

Operating Activities. Net cash used in operating activities was $16.8 million and $6.2 million for the forty weeks ended April 2, 2008 and April 4, 2007, respectively. The overall increase in net cash used in operating activities is primarily attributable to a $17.8 million increase in cash interest payments, $7.7 million in cash paid for reorganization items and an increase of approximately $18.3 million in cash used for prepaid expenses and other current assets, partially offset by a decrease of $29.1 million in cash paid for income taxes. The large increase in cash used for prepayments is primarily due to a the collection of long term deposit of $10.0 million in the comparable prior year period, as well as, a shift in timing of payments related to marketing inititiatives versus the comparable period in the prior year. Net cash used in operating activities was lower than the net loss for the first 40 weeks of fiscal 2008 principally due to the effects of noncash charges including reorganization items, impairments of assets, and depreciation and amortization partially offset by net favorable working capital changes. Net cash used in operating activities was lower than the net loss for the first 40 weeks of fiscal 2007 principally due to the effect of noncash depreciation and amortization, write-off of debt issuance costs, premiums expensed on our debt refinancing, accretion of original issue discount, the collection of long term deposit of $10.0 million, and the sale of company owned life insurance contracts of $4.8 million..

Investing Activities. Net cash used in investment activities was $10.2 million and $180.4 million for the forty weeks ended April 2, 2008 and April 4, 2007, respectively. During the first forty weeks of fiscal 2008, our property and equipment related capital expenditures of $28.9 million represented remodeling and improvement cost on our existing restaurants. This use of cash was partially offset by cash provided by our sale of certain assets held for sale resulting in gross proceeds of $18.0 million. During the first forty weeks of fiscal 2007, our property and equipment related capital expenditures of $26.3 million represented remodeling and improvement cost on our existing restaurants. On November 1, 2006, we acquired certain assets and liabilities of Ryan’s for approximately $168.8 million.

Financing Activities. Net cash provided by financing activities was $56.8 million and $174.8 million for the first forty weeks of fiscal years 2008 and 2007, respectively. During the first forty weeks of fiscal 2008, financing activities consisted primarily of borrowings of $74.3 million under our DIP Credit Agreement and the revolving portion of our Pre-Petition Credit Facility, offset in part by $4.6 million of term loan repayments under the Pre-Petition Credit Facility. In addition, we had a net increase in restricted cash of $3.6 million, financed $3.7 million in prefunded letters of credit and $$3.2 million in utility related deposits and incurred $2.4 million in debt issuance costs related to the DIP Credit Agreement. During the first forty weeks of fiscal 2007, financing activities primarily consisted of proceeds of $553.5 million from our Pre-Petition Credit Facility and the issuance of $300 million of our 12½% Senior Notes, offset in part by $182.1 million of term loan repayments, $180.8 million for the repurchase of our 11¼ % Senior Subordinated Notes, $105.3 million for the repurchase of our 13⅞% senior discount notes, and $145 million for the repayment of Ryan’s notes payable. In addition, we incurred $32.6 million in debt refinancing premiums and $36.7 million of debt issuance costs related to the refinancing of our Pre-Petition Credit Agreement and the issuance of our 12½% Senior Notes.

Income Tax Refunds. We expect to receive approximately $0.9 million in income tax refunds over the remainder of fiscal 2008 related to state tax returns.

Credit Facilities and Other Long Term Debt

Post-Petition Financing

Debtor-in-Possession Credit Agreement

In connection with the Bankruptcy Cases, we and the other Debtors have entered into the DIP Credit Agreement. The $285 million DIP Credit Agreement consists of an $85 million new money facility and $200 million of borrowings under the Pre-Petition Credit Agreement that will be rolled into the DIP Credit Agreement. Of the $85 million new money facility, $30 million was drawn on January 23, 2008 and the remaining $55 million was drawn on April 30, 2008. The proceeds of the new money loans incurred under the DIP Credit Agreement will be used to fund the continued operation of our and the other Debtors’ businesses as debtors in possession under the Bankruptcy Code, pay certain expenses and fees incurred by us in connection with the Bankruptcy Cases, support the Debtors’ working capital needs and for general corporate purposes.

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

The DIP Credit Agreement requires payment of all amounts borrowed, together with accrued and unpaid interest, by January 22, 2009 (the “Maturity Date”). The Debtors have the right to voluntarily prepay any borrowing, in whole or in part at any time. Subject to certain exceptions, the Debtors are subject to mandatory prepayment of the principal amount in the event of certain asset sales or receipt of cash proceeds from the incurrence of indebtedness.

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

The DIP Credit Agreement allows for one automatic six-month extension of the Maturity Date if the principal balance outstanding under the new money facility of the DIP Credit Agreement is less than or equal to $50 million on such date, provided that if the Company receives $10 million or more in asset sale proceeds during the first twelve months after the Company’s Chapter 11 petition date, the automatic six-month extension of the maturity will be available only if the principal balance outstanding under the new money DIP Credit Agreement is less than or equal to $40 million on such date. If the principal balance outstanding under the new money DIP Credit Agreement is greater than $50 million (or greater than $40 million, if the Company receives $10 million or more in asset proceeds during the first twelve months after the Company’s Chapter 11 petition date) on the twelve-month anniversary, a six-month extension may be granted with the consent of the holders of a majority in amount of the outstanding new money loans.

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

The Bankruptcy Cases triggered events of default under the Pre-Petition Credit Facility, as amended by the Forbearance Agreement, and the immediate acceleration of amounts outstanding under the Pre-Petition Credit Facility, other than the amounts rolled into the DIP Credit Agreement. The ability of the Pre-Petition Credit Facility lenders to seek remedies to enforce their rights under the Pre-Petition Credit Facility is automatically stayed as a result of the Bankruptcy Cases and the Pre-Petition Credit Facility lenders’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code. As of April 2, 2008, there was approximately $580.3 million outstanding under the Pre-Petition Credit Facility, $200 million of which was rolled into the DIP Credit Agreement.

12½% Senior Notes

The issuance of Buffets’ 12½% Senior Notes was consummated solely by means of a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). Buffets filed a registration statement with the Securities and Exchange Commission to exchange all of its $300.0 million 12½% Senior Notes for notes registered under the Securities Act. The exchange offer was consummated on January 31, 2007. The 12½% Senior Notes mature on November 1, 2014. Buffets is required to pay semi-annual interest on the 12½% Senior Notes on January 1 and July 1.

The bankruptcy filing triggered events of default under the indenture governing the 12½% Senior Notes and the immediate acceleration of the outstanding principal amount and accrued but unpaid interest of the 12½% Senior Notes. The ability of the noteholders to seek remedies to enforce their rights under the indenture governing the 12½% Senior Notes is automatically stayed as a result of our bankruptcy filing and the noteholders’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code.

Contractual Obligations

The following table provides aggregate information about our material contractual payment obligations as of April 2, 2008 and the fiscal year in which these payments are due (fiscal 2008 represents the remainder of the fiscal year). As a result of the Bankruptcy Cases, our future obligations under these agreements may significantly change. See Note 8 — “Liabilities Subject to Compromise” for further details.

Payments Due by Fiscal Year

	2008	2009	2010	2011	2012	Thereafter	Total
	(In Thousands)
Long-term debt(1)	$824,028	$—	$—	$—	$—	$—	$824,028
Interest(2)	37,500	37,500	18,750	37,500	37,500	106,250	275,000
Operating leases(3)	17,269	100,925	96,359	91,727	87,450	1,134,850	1,528,580
Advisory fees(4)	1,335	2,000	2,000	2,000	2,000	—	9,335
Purchase obligations(5)	31,214	49,704	—	—	—	—	80,918
Total contractual cash obligations	$911,346	$190,129	$117,109	$131,227	$126,950	$1,241,100	$2,717,861
——————
(1)
Long-term debt payments for fiscal year 2008 shows the entire principal amount on Buffets’ Pre-Petition Credit Facility and the aggregate balance of Buffets’ 12½% Senior Notes as currently due as a result of the Bankruptcy Cases.

(2)
Amount represents contractual interest payments on Buffets’ 12½% Senior Notes. It is expected that this liability will be settled under the terms of the Bankruptcy Court. As a result, the Company ceased accruing interest on these notes as of the Petition Date. See Note 8 - “Liabilities Subject to Compromise” for details on actual interest amounts recorded. Interest payments on Buffets’ variable-rate Pre-Petition and DIP facilities are excluded. The borrowings under these facilities bear interest at an adjusted LIBOR rate plus a margin of 7.25% and mature on January 22, 2009. Of these borrowings, only the $30 million new money facility is subject to a 4.00% floor and a 5.00% ceiling. The interest rate, at LIBOR plus 7.25%, was 9.94% as of April 2, 2008. See Note 7 - “Debt” to our accompanying unaudited condensed consolidated financial statements included elsewhere in this report for details of our debt obligations.

(3)
Operating leases are comprised of minimum rents and contingent rents. Operating leases have not been reduced by minimum sublease rentals of approximately $1.3 million. It is possible that our obligations under these lease agreements could change significantly through the reorganization process.

(4)
The advisory fees comprise our contractual obligation to pay annual advisory fees to Roe H. Hatlen and the Caxton-Iseman Party. See Note 11 - “Related-Party Transactions.” Under the terms of his agreement, Mr. Hatlen is paid a fixed annual fee. The fee of the Caxton-Iseman Party is calculated as a percentage of our earnings before interest, taxes, depreciation and amortization, which in fiscal 2005 resulted in a payment of $1.8 million. This figure has been used as an estimate for our obligations under that agreement for fiscal 2007 and each fiscal year thereafter. The agreement with the Caxton-Iseman Party is of perpetual duration, and hence no estimate of the aggregate amount of future obligations (represented in the “Thereafter” column, above) is provided. As a result of the Bankruptcy Cases our ability to make payments under the Caxton-Iseman Party agreement has been limited. We do not anticipate making any additional payments under this agreement.

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

Forward-Looking Statements and Risk Factors

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements, including references to the Company’s plans in the context of bankruptcy reorganization. These and other forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in, or implied by, the forward looking statements. Factors that may cause actual results to differ from the forward-looking statements in general are described in the “Risk Factors/Forward-Looking Statements” section in Buffets Holdings’ Form 10-K/A filed with the Securities and Exchange Commission on March 31, 2008 and in “— Part II Other Information — Item 1A. Risk Factors” herein. The statements in this Quarterly Report on Form 10-Q, including statements with respect to the Bankruptcy Cases, reflect Buffets Holdings’ current beliefs based upon available information. Developments subsequent to this Quarterly Report on Form 10-Q are likely to cause these statements to become outdated, and no obligation is undertaken to update the information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risks. We have interest rate exposure relating to the variable portion of our debt obligations, which were approximately $524.0 million at April 2, 2008. Buffets’ 12½% Senior Notes are fixed rate instruments, while the interest rate on the term loan under the Pre-Petition and DIP facilities are variable. A 1% change in interest rates on our variable rate debt would have resulted in our interest rate expense fluctuating by approximately $4.0 million for the forty weeks ended April 2, 2008.

Food Commodity Risks. Many of the food products purchased by us are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are outside our control. To control this risk in part, we have fixed price purchase commitments with terms of one year or less for some key food and supplies from vendors who supply our national food distributor. In addition, we believe that substantially all of our food and supplies are available from several sources, which helps to control food commodity risks. In the past, we have been able to increase menu prices, or vary the menu items offered, if needed, in order to offset food product price increases. However, we may not be able to recover increased costs in the future because competition may limit or prohibit such future increases. To compensate for a hypothetical price increase of 10% for food and beverages, we would need to increase menu prices by an average of approximately 3.5%. Our average menu price increases for fiscal 2007 were 3% for our Buffet brand restaurants and 1% for our Ryan’s brand restaurants.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934 (the “Exchange Act”)). Based upon this evaluation, we have concluded that as of April 2, 2008 we did not maintain effective internal control over the following areas; (1) determination of deferred income tax balances related to a business combination, (2) determination of tax provision amounts related to certain timing differences such as depreciation and (3) determining the appropriate basis at which to record tax reserves, gross versus net. Specifically, controls over the processes and procedures in calculating deferred income tax liabilities related to a business combination were not effective to ensure that the deferred income tax liabilities and allocated goodwill were fairly stated in accordance with generally accepted accounting principles. In addition, controls over the processes and procedures in calculating depreciation for tax purposes were not effective to ensure the accuracy of the calculation and the processes and procedures in determining the basis at which to record tax reserves were not effective to ensure that the tax reserves were fairly stated in accordance with generally accepted accounting principles. In fiscal 2008, we began to remediate the identified material weakness in our internal control over financial reporting. Remediation efforts implemented as of the third quarter of fiscal 2008 include:

(i)	the purchase and implementation on a test basis of tax preparation software; and

(ii)	the engagement of a third-party tax consultant to review internally prepared tax work papers.

(iii)	the formalization of documentation regarding internal practices and conclusions

(iv)	the formalization of communication among both internal and external groups involved in the process

(v)	an increase in formalized training opportunities

Changes in Internal Control

Other than such actions noted above, there have been no changes to our internal control over financial reporting during the second quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On January 22, 2008, the Debtors filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware, Case Number 08-10141. Under the Bankruptcy Code, the filing of a petition automatically stays most litigation pending against the Debtors. For a further description of the Bankruptcy Cases, see “Management’s Discussion and Analysis — Recent Developments — Voluntary Chapter 11 Filing.”

On November 12, 2004, two former restaurant managers of our wholly-owned subsidiary, HomeTown Buffet, Inc. (“HomeTown Buffet”), individually and on behalf of all others similarly situated, filed a class action lawsuit against HomeTown Buffet in California Superior Court in San Francisco County. The lawsuit alleges that HomeTown Buffet violated California wage and hour laws by failing to pay all of its California managers and assistant managers overtime, and for making deductions from bonus compensation based on the company’s workers’ compensation costs. In March 2006, the plaintiffs amended the complaint in the lawsuit to add OCB Restaurant Company, LLC as a defendant, and to limit the claims to those managers below the level of restaurant General Manager. In April 2006, the defendants removed the lawsuit to the United States District Court for the Northern District of California. During the course of discovery, but prior to a motion for certification of a class, the parties reached a settlement of this action in mediation in late February 2007. The settlement, which anticipated payments of approximately $7.2 million, received preliminary court approval on September 12, 2007, but final court approval was not obtained prior to the time that the Company filed for bankruptcy. The matter represents a pre-petition unsecured claim subject to resolution under the bankruptcy proceeding. The Company previously recorded the expected settlement of $7.2 million in the accrued litigation reserve. This amount is a pre-petition liability and is classified in “Liabilities Subject to Compromise” in the accompanying unaudited condensed consolidated balance sheet.

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

Item 1A. Risk Factors

As discussed above, on January 22, 2008, the Company filed a voluntary petition under Chapter 11 of the Bankruptcy Code. The following risk factors have been included as a result of the Bankruptcy Cases and should be read in conjunction with the Risk Factors set forth in the Company’s Form 10-K/A for fiscal 2007 and Form 10-Q for the second quarter of fiscal 2008.

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

If a plan is not confirmed by the Bankruptcy Court, it is unclear whether we would be able to reorganize our businesses and what, if any, distributions to holders of claims against us, including holders of our 12½% Senior Notes, would ultimately receive with respect to their claims. If an alternative reorganization could not be agreed upon, it is possible that we would have to liquidate our assets, in which case it is likely that holders of claims would receive substantially less favorable treatment than they would receive if we were to emerge as a viable, reorganized entity.

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

We face uncertainty regarding the adequacy of our capital resources, including liquidity, and have limited access to additional financing. In addition to the cash requirements necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with the Bankruptcy Cases and expect that we will continue to incur significant professional fees and costs. As of May 30, 2008, we had approximately $92.3 million in available cash and no amounts available for borrowing under the DIP Credit Agreement. We cannot assure you that the amounts of cash available from operations together with our DIP Credit Agreement will be sufficient to fund operations until such time as we are able to propose a plan of reorganization that will receive the requisite acceptance by creditors and be confirmed by the Bankruptcy Court. In the event that cash flows and available borrowings under the DIP Credit Agreement are not sufficient to meet our cash requirements, we may be required to seek additional financing. We can provide no assurance that additional financing would be available or, if available, offered on acceptable terms.

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

A plan of reorganization may result in holders of our 12½% Senior Notes receiving no distribution on account of their interests and cancellation of their Senior Notes.

Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, post-petition liabilities and certain pre-petition liabilities must be satisfied in full before the holders of our 12½% Senior Notes will be entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors, including the noteholders, if any, will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Bankruptcy Cases to the 12½% Senior Notes or what types or amounts of distributions, if any, the noteholders would receive. A plan of reorganization could result in holders of our 12½% Senior Notes receiving no distribution on account of their interests and cancellation of their existing notes. If certain requirements of the Bankruptcy Code are met, a plan of reorganization can be confirmed notwithstanding its rejection by the noteholders and notwithstanding the face that such noteholders do not receive or retain any property on account of their interests under the plan. Therefore, an investment in our 12½% Senior Notes is highly speculative.

Our goodwill and intangible assets may become impaired

We are required to evaluate goodwill and other intangibles for impairment whenever changes in circumstances indicate that the carrying amount may not be recoverable from estimated future cash flows or at least annually. This evaluation requires the use of projections of future cash flows from the reporting segment. These projections are based on growth rates, anticipated future economic conditions, the appropriate discount rates relative to risk, and estimates of residual values. If changes in growth rates, future economic conditions, discount rates, or estimates of residual values were to occur, goodwill and other intangibles may become impaired. This could result in material charges that could be adverse to our operating results and financial position.

Item 3. Defaults Upon Senior Securities

The commencement of the Bankruptcy Cases triggered events of default to occur and the immediate acceleration of amounts outstanding under the Pre-Petition Credit Facility, the interest rate swap agreement, dated April 12, 2007, that the Company entered into in accordance with the terms of the Pre-Petition Credit Facility (the “Interest Rate Swap”) and the 12½% Senior Notes. As of April 2, 2008, there was approximately $581.3 million outstanding under the Pre-Petition Credit Facility and $300 million in aggregate principal amount outstanding under the 12½% Senior Notes. As a result of the default under the Interest Rate Swap, a calculation of the amount owed under the agreement was performed and determined to be approximately $1.0 million.

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

Item 6. Exhibits

See Index to Exhibits on page 57 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUFFETS HOLDINGS, INC.

Date: May 30, 2008	By:	/s/ R. Michael Andrews, Jr.
R. Michael Andrews, Jr. Chief Executive Officer (Principal Executive Officer)

By:	/s/ A. Keith Wall
A. Keith Wall Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.1*
Forbearance Agreement and Second Amendment, dated January 10, 2008, to the Credit Agreement, dated November 1, 2006, among Buffets, Inc., Buffets Holdings, Inc., Buffets Inc.’s subsidiaries named therein, the Lenders named therein and Credit Suisse, as Administrative Agent and Collateral Agent.

10.2*
Secured Super-Priority Debtor-In-Possession Credit Agreement, dated as of January 22, 2008, among Buffets, Inc., Buffets Holdings, Inc., the Lenders named therein and Credit Suisse, as Administrative Agent and Collateral Agent.

10.3*
Guarantee and Collateral Agreement, dated January 22, 2008, among Buffets, Inc., Buffets Holdings, Inc., the subsidiaries of Buffets, Inc. from time to time party thereto and Credit Suisse, as Collateral Agent.

10.4*
First Amendment, dated as of February 22, 2008, to the Secured Super-Priority Debtor-In-Possession Credit Agreement, dated as of January 22, 2008, among Buffets, Inc., Buffets Holdings, Inc., the Lenders named therein and Credit Suisse, as Administrative Agent and Collateral Agent.

10.5*
Third Amendment, dated as of March 10, 2008, to the Credit Agreement, dated as of November 1, 2006, among Buffets, Inc., Buffets Holdings, Inc., Buffet Inc.’s subsidiaries named therein, the Lenders named therein and Credit Suisse, as Administrative Agent and Collateral Agent.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* Previously provided or incorporated by reference.