Form 10-K
period 2008-07-02
BUFFETS HOLDINGS, INC.
filed 2008-09-30
CIK 1292731

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 2, 2008
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
The aggregate market value of voting and non-voting stock common stock held by non-affiliates of the registrant as of December 13, 2006 was $0.
The number of shares of Buffets Holdings, Inc. common stock outstanding as of September 30, 2008 was 3,104,510.

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
Our Company
     We are the nation’s largest steak-buffet restaurant chain by number of units and the second largest restaurant company in the family dining segment by sales volume. Our restaurants are principally operated under the names Old Country Buffet® and HomeTown Buffet® (collectively the “Buffets brand”) and Ryan’s® and Fire Mountain® (collectively the “Ryan’s brand”). As of July 2, 2008, we had 559 company-owned steak-buffet restaurants, ten Tahoe Joe’s Famous Steakhouse® restaurants and seventeen franchised locations altogether operating in 42 states.
     Our restaurants provide a high level of food quality and service through uniform operational standards initiated at the corporate level. Our strategy is to offer quality food at an exceptional value. Freshness is maintained by preparing food in small batches of six to ten servings at a time, with preparations scheduled by monitoring current customer traffic and applying our proprietary food production forecasting model. Our steak-buffet restaurants employ uniform menus, recipes and ingredient specifications, except for minor differences relating to regional preferences. We offer an extensive menu with approximately 100 menu items at each meal, including entrees, soups, salads, fresh vegetables, non-alcoholic beverages and desserts. Typical entrees include steak, chicken, carved roast beef, ham, shrimp, fish and casseroles. We were an early innovator of the scatter bar, a buffet format that we believe reduces the waiting time of customers’ access to food, thereby enhancing their experience and increasing table turns. All of our steak-buffet restaurants serve lunch and dinner seven days a week and offer breakfast on Saturdays and Sundays.
     We have a national footprint of restaurant locations, which are strategically concentrated in high population density regions. Our strong brand awareness in these regions enables us to maximize penetration within such markets and achieve operating and advertising synergies. As of July 2, 2008, our advertising and marketing programs in our primary market areas provided marketing coverage for 100% of our steak-buffet restaurants. In addition, our restaurants are located in high customer traffic venues and include both freestanding units and units located in strip shopping centers and malls. As of July 2, 2008, approximately 64% of our restaurants were freestanding units and 36% were located in strip shopping centers or malls.
     Our steak-buffet restaurants use an all-inclusive, all-you-can-eat, pricing strategy designed to provide a very high dining value to our customers. Our core proposition of great food at a great value attracts a broad variety of customers, including families, singles, and senior citizens. The same store average guest check in our Buffets brand restaurants for fiscal year 2007 was $7.91 and the same store average guest check in our Ryan’s brand restaurants for fiscal year 2007 was $8.41. In fiscal year 2008, the same store average guest check for our consolidated Buffets and Ryan’s brands was $8.28. In order to further enhance our guests’ dining experience, we have focused on providing a level of customer service designed to supplement the self-service buffet format, including such features as limited table-side service and greeters.
     Our steak-buffet restaurants average approximately 10,000 square feet in size and can generally seat between 225 and 485 people. On average, our steak-buffet restaurants served approximately 5,900 customers per week in fiscal year 2008.
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

     Buffets Holdings was organized by investment funds affiliated with Caxton-Iseman Capital, LLC. (“CI Capital Partners, LLC”) in fiscal year 2000. On October 2, 2000, Buffets Holdings acquired Buffets in a buyout from its public shareholders. Caxton-Iseman Investments L.P. and other investors, including members of management, made an equity investment in us and became the beneficial owners of 100% of our existing common stock. Buffets Holdings is a holding company whose assets consist substantially of the capital stock of Buffets.
     On December 29, 2005, Buffets Holdings announced that its stockholders formed Buffets Restaurant Holdings, Inc. (“Buffets Restaurant Holdings”) and entered into a contribution agreement with Caxton-Iseman Investments, L.P., Sentinel Capital Partners, L.P., members of Buffets Holdings senior management and Buffets Restaurant Holdings (the “Contribution Agreement”). Pursuant to the terms of the Contribution Agreement, holders of 100% of Buffets Holdings’ outstanding common stock contributed their shares of common stock of Buffets Holdings to Buffets Restaurant Holdings in exchange for proportional amounts of Buffets Restaurant Holdings’ common stock. As a result of the share exchange, Buffets Holdings became majority-owned by Buffets Restaurant Holdings.
     On November 1, 2006, Buffets and Ryan’s Restaurant Group, Inc. (“Ryan’s”), a South Carolina corporation, completed the merger of Buffets Southeast, Inc., a South Carolina corporation and wholly-owned subsidiary of Buffets and Ryan’s. Pursuant to the Agreement and Plan of Merger, dated as of July 24, 2006, by and among Buffets, Ryan’s and Buffets Southeast, Inc. (the “Merger Agreement”), Buffets Southeast, Inc. merged with and into Ryan’s, with Ryan’s remaining as the surviving corporation (the “Merger”). As a result of the Merger, Ryan’s became a wholly-owned subsidiary of Buffets.
Recent Developments
Appointment of Chief Operating Officer
     On November 13, 2007, the Boards of Directors of Buffets Holdings and Buffets appointed Steven R. Layt as Chief Operating Officer of both companies, effective December 31, 2007. A compensation package consisting of base salary, non-equity incentive compensation, equity incentive compensation and other benefits was approved by the Board of Directors and granted to Mr. Layt in his capacity as Chief Operating Officer of the Companies. As of July 2, 2008, no equity awards have been granted to Mr. Layt. He was also eligible for a discretionary bonus based upon his personal performance and was eligible to enter into a Severance Protection Agreement similar to those covering the other executive officers of the Company, with a severance protection period of 52 weeks.
12 1/2% Senior Notes
     On January 3, 2008, Buffets announced that it elected to take advantage of the 30-day grace period with respect to the missed interest payment, due January 2, 2008, on its 12 1/2% Senior Notes, due November 1, 2014, to continue to pursue restructuring discussions with its creditors. The total amount of the missed interest payment was approximately $18.8 million. Those discussions with creditors did not result in a viable restructuring plan and, as a result of the failed discussions and due to significantly limited liquidity caused by a variety of factors including a decrease in discretionary spending by our core customer segment and higher food, labor and energy prices, on January 22, 2008, the Debtors (as defined in “Voluntary Chapter 11 Filing” section below) filed voluntary petitions for relief under the provisions of Chapter 11 of the Bankruptcy Code (as defined in “Voluntary Chapter 11 Filing” section below).
     The Bankruptcy (as defined in “Voluntary Chapter 11 Filing” section below) triggered events of default under the indenture governing the 12 1/2% Senior Notes and the immediate acceleration of the outstanding principal amount and accrued but unpaid interest as of the Petition Date (as defined in “Voluntary Chapter 11 Filing” section below). The ability of the noteholders to seek remedies to enforce their rights under the indenture governing the 12 1/2% Senior Notes is automatically stayed as a result of the Bankruptcy and the noteholders’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code.
     On January 7, 2008, U.S. Bank National Association resigned as Trustee, Registrar and Paying Agent under the 12 1/2% Senior Note Indenture and HSBC Bank USA, N.A. became the successor Trustee, Registrar and Paying Agent.

Forbearance Agreement
     On January 10, 2008, we entered into a Forbearance Agreement and Second Amendment (the “Forbearance Agreement”) to the Credit Agreement, dated as of November 1, 2006, among us, Buffets, our subsidiaries named therein, the lenders named therein, and Credit Suisse as Administrative Agent (the “Pre-Petition Credit Facility) relating to certain defaults under the Pre-Petition Credit Facility. The Forbearance Agreement also included certain amendments to the Pre-Petition Credit Facility. Among other things, the Forbearance Agreement provided that the lenders would forbear from exercising remedies related to certain pre-bankruptcy events of default, including the failure by the Company to maintain a minimum interest coverage ratio and a maximum leverage ratio and the failure by Buffets to make the January 2, 2008 interest payment due on its 12 1/2% Senior Notes within the applicable 30-day grace period, and for the amendment of the Pre-Petition Credit Facility to, among other things, increase the interest rate margin applicable to LIBOR-based revolving and term loans to 7.25% and the interest rate margin applicable to alternate base rate revolving and term loans to 6.25%. As part of the conditions to the Forbearance Agreement, the Company was required to refrain from paying amounts owed with respect to any indebtedness other than the obligations under the loan documents during the Forbearance Period. This included refraining from paying amounts owed under the terms of the Management Agreement with the Caxton-Iseman Party.
     The Bankruptcy triggered events of default under the Pre-Petition Credit Facility, as amended by the Forbearance Agreement, and the immediate acceleration of amounts outstanding under the Pre-Petition Credit Facility, other than the amounts rolled into the DIP Credit Agreement (as defined in the “DIP Credit Agreement” section below). The ability of the Pre-Petition Credit Facility lenders to seek remedies to enforce their rights under the Pre-Petition Credit Facility is automatically stayed as a result of the Bankruptcy and the Pre-Petition Credit Facility lenders’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code.
Departure of Directors and Certain Officers
     On January 11, 2008, Roe H. Hatlen, Vice-Chairman of the Boards of Directors of Buffets Holdings and Buffets, resigned from the respective Boards of Directors. Mr. Hatlen was a member of the Audit Committee. Mr. Hatlen will continue to serve as an advisor to the Company under the terms of the Advisory Agreement he had previously entered into with the Company, which was amended in connection with his resignation to (i) acknowledge that the agreement may be terminated by either party upon 30 days prior written notice and (ii) limit the scope of services to be provided by Mr. Hatlen under the agreement to those that he is requested to perform by the Company’s Chief Executive Officer or such other officer designated by the Chairman of the Company’s Boards of Directors.
     On January 11, 2008, Robert M. Rosenberg, a member of the Boards of Directors of Buffets Holdings and Buffets, resigned from the respective Boards of Directors. Mr. Rosenberg was also a member of the Company’s Audit Committee.
     On January 18, 2008, David S. Lobel, a member of the Boards of Directors of Buffets Holdings and Buffets, resigned from the respective Boards of Directors. Mr. Lobel was a member of the Company’s Compensation Committee. As a result of Mr. Lobel’s resignation, the Management and Fee Agreement, dated October 2, 2000, between Buffets, Inc. and Sentinel Capital Partners, LLC was terminated in accordance with its terms.
     On February 1, 2008, Mr. Mario Lee was reassigned from his positions as Divisional President of the Old Country Buffet® and HomeTown Buffet® restaurant brands and as Executive Vice President of Operations of the Company to a Regional Vice President of the Company. His annual salary was revised and his participation in the Enterprise Equity Value Growth Bonus Plan was changed to the bonus plan applicable to Regional Vice Presidents.
Voluntary Chapter 11 Filing
     On January 22, 2008 (the “Petition Date”), Buffets Holdings and each of its subsidiaries, including Buffets, (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”), Case Number 08-10141 (collectively, the “Bankruptcy”). On January 29, 2008, the official committee of unsecured creditors was appointed in the Bankruptcy. We are continuing to operate the business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. In general, as a debtor-in-possession, we are authorized under the Bankruptcy Code to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.

DIP Credit Agreement
     On January 22, 2008, the Debtors entered into a Debtor-In-Possession Credit Agreement, (the “DIP Credit Agreement”) as amended on February 21, 2008, among the Company, Buffets, the lenders named therein, and Credit Suisse, as Administrative Agent and Collateral Agent. The $285.0 million DIP Credit Agreement received interim approval by the Bankruptcy Court on January 23, 2008 and final approval on February 22, 2008. The DIP Credit Agreement provides for a maximum of $200.0 million of borrowings under the Pre-Petition Credit Facility to be rolled into the DIP Credit Agreement (the “Rollover Loans”) and an $85.0 million new money facility (the “New Money Loan”). The actual amount of pre-petition debt rolled into the DIP Credit Agreement was $199.6 million. Of the $85.0 million new money facility, $30.0 million was drawn on January 23, 2008 and $55.0 million was drawn on April 30, 2008. The proceeds of the new money facility borrowed under the DIP Credit Agreement are being used to fund the continued operation of the Debtors’ businesses, pay certain expenses and fees incurred in connection with the Bankruptcy, support the Debtors’ working capital needs and for general corporate purposes.
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
Store Closures
     Since the Petition Date, we have rejected the leases and approved the closure of 54 underperforming restaurants related to the Bankruptcy, consisting primarily of leased properties located in 25 states. All but three of the applicable restaurants were closed on February 10, 2008 and February 11, 2008. Our ongoing analysis and review of our restaurant portfolio determined that these restaurants did not have the potential to deliver acceptable returns on invested capital. In connection with the restaurant closures, we terminated the employment of 2,300 to 2,400 employees. Cash charges of approximately $3.2 million were incurred related to these restaurant closures. These charges included approximately $1.4 million related to lease termination costs and obligations, $1.2 million related to employee termination costs and approximately $0.6 million related to other associated costs. Non-cash charges related to these closures were approximately $4.6 million.
Asset Impairments
     During the third quarter of fiscal year 2008, we completed an assessment of the fair value of individual assets and liabilities to assess goodwill and other intangible assets as of April 2, 2008. As a result of this assessment, it was determined that goodwill was impaired. We recognized a charge of $384.0 million related to the impairment of goodwill and certain other intangible assets. In addition, we recognized charges of $20.7 million related to the impairment of certain long-lived assets as of July 2, 2008. Both of these charges are included in “Impairment of Assets” in the Company’s consolidated statement of operations. These impairment charges are material, but will not result in future cash expenditures and will not result in any significant changes to the Company’s operations other than those communicated as part of its restructuring plans.
Going Concern
     The accompanying consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Bankruptcy raises substantial doubt about our ability to remain a going concern. Our continuation as a going concern is contingent upon, among other things, our ability (i) to comply with the terms and conditions of the DIP Credit Agreement; (ii) to reduce administrative, operating and interest costs and liabilities through the bankruptcy process; (iii) to generate sufficient cash flow from operations; (iv) to return to profitability; (v) to obtain confirmation of a plan of reorganization under the Bankruptcy Code and (vi) to obtain financing in order to exit from bankruptcy. In the event our restructuring activities are not successful and we are required to liquidate, additional significant adjustments will be necessary in the carrying value of assets and liabilities, the revenue and expenses reported and the balance sheet classifications used.
Lease Modifications
     During fiscal year 2008, we renegotiated several of our existing real property leases to reduce minimum rent payments and/or lease term. Annual savings from these lease modifications are expected to be approximately $2.5 million to $3.0 million.
     Subsequent to July 2, 2008, the Bankruptcy Court approved several motions requesting the renegotiation of certain of our existing real property leases, reducing both minimum rent payments and lease term. Annual savings from these lease modifications are expected to be approximately $3.0 million to $3.5 million.

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
     Each steak-buffet restaurant typically employs a Senior General Manager or General Manager and two or three support managers. All of these positions are collectively referred to as “restaurant managers.” Each of our restaurant General Managers has primary responsibility for day-to-day operations in one of our restaurants, including customer relations, food service, cost controls, restaurant maintenance, personnel relations, implementation of our policies and the restaurant’s profitability. Bonuses are paid to restaurant managers each period based on a formula percentage of controllable restaurant profit for the Buffets brand restaurants and on a formula percentage of EBITDAR (earnings before interest, taxes, depreciation, amortization and rent) for the Ryan’s brand restaurants. We believe that our compensation policies have been important in attracting, motivating and retaining qualified operating personnel.
     Each restaurant General Manager reports to an Area Director, who in turn reports to a Regional Vice President. Each Buffets brand Regional Vice President reports to a Senior Regional Vice President, who in turn reports to our Chief Operating Officer (“COO”). Each Ryan’s brand Regional Vice President reports to our Division President, who in turn reports to our COO. Our Tahoe Joe’s Famous Steakhouse® restaurants are operated by the company’s wholly-owned subsidiary Tahoe Joe’s, Inc. The divisional President overseeing Tahoe Joe’s reports to our Chief Executive Officer.
     We maintain centralized financial and accounting controls for all of our restaurants. On a daily basis, restaurant managers forward customer counts, sales, labor costs and deposit information to our headquarters. On a weekly basis, restaurant managers forward a summarized profit and loss statement, sales report, supplier invoices and payroll data.
Management Training
     We have a series of training programs that are designed to provide restaurant managers with the appropriate knowledge and skills necessary to be successful in their current positions. All new restaurant managers hired from outside our organization and hourly employees considered for promotion to restaurant management are required to complete five days of classroom training at our corporate headquarters in Eagan, Minnesota for our Buffet brand restaurants or in Greer, South Carolina for our Ryan’s brand restaurants. After their initial instruction, new management candidates continue their training for three weeks in one of our certified training restaurants. The information covered in manager training includes basic management skills, food production, food safety and sanitation, labor management, operating programs and human resource management.
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
     New product activity includes an ongoing roll-out of new items to keep the guest experience fresh. Additionally, we have periodic promotions, wherein a specific theme such as BBQ, Italian, Asian, Seafood or Mexican, is highlighted on a given night. Each spring and fall, a seasonal menu is introduced to provide variety and more seasonally appropriate food. Furthermore, although most of the menu is similar for all steak-buffet restaurants, individual restaurants have the option to customize a portion of the menu to satisfy local preferences.

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
Franchising and Joint Ventures
     As of July 2, 2008, we franchised seventeen steak-buffet restaurants under the Old Country Buffet® and HomeTown Buffet® names. One large franchisee comprises approximately 71% of the franchise base with small operators holding the remaining units. Franchisees must operate their restaurants in compliance with our operating and recipe manuals. Franchisees are not required to purchase food products or other supplies through us or our suppliers. Each franchised restaurant is required at all times to have a designated General Manager and Manager who have completed the required manager training program.
Advertising and Promotion
     We market our steak-buffet restaurants through a two-tiered marketing approach including mass media advertising and community based marketing. Our mass media advertising plan is based on an efficient media mix, including television, radio, outdoor and direct mail, based on each market’s cost profile. As of July 2, 2008, approximately 71% of our steak-buffet restaurants are in broadcast media-efficient markets, which includes television and radio.
     We have instituted a disciplined approach to advertising expenditures, designed to increase the effectiveness of our marketing dollars during the current challenging economy. High-impact value offers drive incremental guest visits, while new weekend food offerings allow for higher pricing and margin growth. These strategies reinforce our core brand equities of everyday variety of popular cuisine categories such as BBQ, Italian, Asian, Seafood or Mexican. Food promotions are designed to keep the guest experience fresh and capitalize on current consumer taste trends.
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
Trademarks
     As of July 2, 2008, we had restaurants operating under the following trademarks or service marks that we have registered with the United States Patent and Trademark Office:
•	Old Country Buffet®

•	HomeTown Buffet®

•	Country Buffet®

•	Granny’s Buffet®

•	Fire Mountain®

•	Ryan’s®

•	Tahoe Joe’s Famous Steakhouse®
     To our knowledge, our trademarks and registered service marks are generally valid and enforceable as long as the marks are used in connection with our restaurants and services. We regard our service marks and trademarks as having significant value and being an important factor in the development of our steak-buffet and other restaurant concepts. Our policy is to pursue and maintain registration of our service marks and trademarks whenever practicable and to oppose vigorously any infringement or dilution of our service marks and trademarks.

Competition
     The food service industry is highly competitive. Menu, price, service, convenience, location and ambiance are all important competitive factors. The relative importance of many such factors varies among different segments of the consuming public. By providing a wide variety of food and beverages at reasonable prices and in an attractive and informal environment, we seek to appeal to a broad range of value-oriented consumers. We believe that our primary competitors in this industry segment are other buffet and grill restaurants, as well as traditional family and casual dining restaurants with full menus and table service. Secondary competition arises from many other sources, including home meal replacement and fast food. We believe that our success to date has been due to our particular approach of combining pleasant ambiance, high food quality, wide menu breadth, cleanliness, reasonable prices, and satisfactory levels of service and convenience.
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
     We are also subject to laws and regulations governing our relationships with employees, including minimum wage requirements, overtime, classification relative to exempt and non-exempt employment status, reporting of tip income, work and safety conditions and regulations governing employment. Because a significant number of our employees are paid at rates tied to the federal minimum wage, an increase in such minimum wage would increase our labor costs. An increase in the federal minimum wage, state-specific minimum wages, or employee benefit costs could have a material adverse effect on us and our results of operations.
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

Employees
     As of July 2, 2008, we had approximately 33,000 employees. Except for approximately 500 corporate employees, approximately one-third of which worked at our corporate headquarters, our employees worked at our 569 company-owned restaurants. Generally, each steak-buffet restaurant operates with three to four salaried managers and approximately 55 hourly employees. Our employees are not unionized. We have never experienced any significant work stoppages and believe that our relationships with our employees are good.
     Our average hourly wages were reasonably stable from fiscal 2004 through fiscal 2006, largely due to macro-economic conditions. During fiscal year 2007, hourly wages increased approximately 3.5% at our Buffet brand restaurants, and increased approximately 8.6% at our Ryan’s brand restaurants. These increases were due to increases in state-specific minimum wage rates for eighteen states in which we do business. Additionally, a reduction in the number of server and cashier hours at our Ryan’s brand restaurants lead to a greater increase year over year than at our Buffet brand restaurants. In fiscal year 2008, hourly wages increased approximately 4.2% for our steak-buffet restaurants, generally due to the July 24, 2007 federal minimum wage increase as well as minimum wage increases on January 1, 2008 in fifteen states in which we do business. Historically, in times of increasing average hourly wages, we have been able to offset hourly wage increases through increased efficiencies in operations and, as necessary, through retail price increases. There can be no assurance that we will continue to be able to offset hourly wage increases in the future.
ITEM 1A. RISK FACTORS/FORWARD-LOOKING STATEMENTS
     This report, together with our other ongoing securities filings, press releases and other communications, contains certain forward-looking statements that involve risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by us using words such as “expects,” “anticipates,” “intends,” “plans” and similar expressions. Our actual results could differ materially from those disclosed in these statements, due to various factors, including the following risk factors. We assume no obligation to publicly release the results of any revision or updates to forward-looking statements or these risk factors to reflect future events or unanticipated occurrences.
Risks Related to Our Chapter 11 Filing
We filed for reorganization under Chapter 11 of the Bankruptcy Code on January 22, 2008 and are subject to the risks and uncertainties associated with the Bankruptcy.
     For the duration of the Bankruptcy, our operations and our ability to execute our business strategy will be subject to the risks and uncertainties associated with bankruptcy. These risks include our ability to continue as a going concern; operate within the restrictions and the liquidity limitations of the DIP Credit Agreement; obtain Bankruptcy Court approval with respect to motions filed in the Bankruptcy from time to time; develop, confirm and consummate a plan of reorganization; obtain and maintain normal payment terms with vendors and service providers and maintain contracts that are critical to our operations; attract, motivate and retain key employees; attract and retain customers; and fund and execute our business plan. We will also be subject to risks and uncertainties with respect to the actions and decisions of the Debtors’ creditors and other third parties who have interests in the Bankruptcy that may be inconsistent with our plans.
     These risks and uncertainties could affect our businesses and operations in various ways. For example, negative events or publicity associated with the Bankruptcy could adversely affect our relationships with our vendors and employees, as well as with customers, which in turn could adversely affect our operations and financial condition. Also, pursuant to the Bankruptcy Code, we need Bankruptcy Court approval for transactions outside the ordinary course of business, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. Because of the risk and uncertainties associated with the Bankruptcy, we cannot predict or quantify the ultimate impact that events occurring during the reorganization process will have on our business, financial condition, and results of operations, and there is no certainty about our ability to continue as a going concern.

     As a result of the Bankruptcy, realization of assets and liquidation of liabilities are subject to uncertainty. While operating under the protection of the Bankruptcy Code, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, we may sell or otherwise dispose of assets, reject certain leases or other executory contracts and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the historical consolidated financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.
A long period of operating under Chapter 11 may harm our business.
     A long period of operating under Chapter 11 could adversely affect our business and operations. So long as the Bankruptcy continues, our senior management will be required to spend a significant amount of time and effort dealing with the Bankruptcy instead of focusing exclusively on business operations. A prolonged period of operating under Chapter 11 will also make it more difficult to attract and retain management and other key personnel necessary to the success and growth of our business. In addition, the longer the Bankruptcy continue, the more likely it is that our vendors will lose confidence in our ability to successfully reorganize our businesses and they may seek to establish alternative arrangements for providing us with goods, including alternative payment arrangements, which in turn could have an adverse effect on our liquidity and/or results of operations.
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
     If a plan is not confirmed by the Bankruptcy Court, it is unclear whether we would be able to reorganize our businesses and what, if any, distributions to holders of claims against us, including holders of our 12 1/2% Senior Notes, would ultimately receive with respect to their claims. If an alternative reorganization could not be agreed upon, it is possible that we would have to liquidate our assets, in which case it is likely that holders of claims would receive substantially less favorable treatment than they would receive if we were to emerge as a viable, reorganized entity.
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
     We continuously monitor our compliance with the financial covenants in the DIP Credit Agreement and, as of July 2, 2008, we were in compliance with these covenants. Subsequent to July 2, 2008, we became aware that, depending on our future results, we may not maintain the minimum consolidated EBITDA required under the terms of the DIP Credit Agreement and therefore may breach that covenant. Accordingly, we initiated discussions with the lenders under the DIP Credit Agreement to amend or waive such covenant. As a result of those discussions, on September 26, 2008, we entered into a Forbearance Agreement and Second Amendment to Credit Agreement (the “Forbearance Agreement”). Under the Forbearance Agreement, the administrative agent and the lenders agreed to forbear from exercising their default-related rights and remedies with respect to the potential breach of the minimum consolidated EBITDA covenant through October 15, 2008 and to amend the EBITDA covenant thresholds for the remaining term of the agreement. The agreement calls for a 1.0% increase in the annual interest rate paid with respect to the New Money Loan from LIBOR plus 7.25% to LIBOR plus 8.25%. The LIBOR rate will float throughout the life of the DIP Credit Agreement, provided that at no time during the life of the DIP Credit Agreement will the applicable LIBOR rate for amounts outstanding under the New Money Loan of the DIP Credit Agreement be less than 4.0% per annum or greater than 5.0% per annum. The interest rate on the rollover loans remains unchanged under the Forbearance Agreement. The Forbearance Agreement also requires the Company to pay certain fees to the agents and lenders thereunder, as more fully described in the Forbearance Agreement. The Forbearance Agreement is subject to Bankruptcy Court approval, which is expected to occur on October 15, 2008. There are no assurances that we will be successful in obtaining Bankruptcy Court approval and failure to obtain such approval could have a material adverse effect on us. If we are unable to obtain approval of the agreement and an event of default were to occur under the DIP Credit Agreement, the lenders would be permitted to accelerate the repayment of amounts outstanding under the New Money Loans and letters of credit outstanding under our Letter of Credit Reimbursement and Security Agreement dated February 27, 2008, subject to the availability of certain cure periods. If the lenders under the DIP Credit Agreement accelerate the maturity of the facility, we will be unable to make such payments unless we can find other sources of financing or capital. We believe it will be extremely difficult to obtain alternative financing or additional capital. In addition, our ability to enter into agreements for alternative sources of financing is subject to the approval of the Bankruptcy Court. Failure to repay the amounts due under the DIP Credit Agreement upon acceleration would significantly impede our ability to remain in Chapter 11 and could force us into liquidation. In a liquidation, holders of our 12.5% Senior Notes may not receive any value for their holdings. Even if we are able to refinance or repay the amounts due under the DIP Credit Agreement upon acceleration, such a repayment would severely impact our liquidity which would make it difficult to operate our business. Furthermore, even if we obtain approval of the Forbearance Agreement, there can be no assurance that we will continue to remain in compliance with the amended covenants.
     We face uncertainty regarding the adequacy of our capital resources, including liquidity, and have limited access to additional financing. In addition to the cash requirements necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with the Bankruptcy and expect that we will continue to incur significant professional fees and costs. As of August 27, 2008, the end of our second fiscal period for fiscal year 2009, we had approximately $71.6 million of cash on-hand and no amounts available for borrowing under the DIP Credit Agreement. We cannot guarantee that the amounts of cash available from operations together with our DIP Credit Agreement will be sufficient to fund operations until such time as we are able to propose a plan of reorganization that will receive the requisite acceptance by creditors and be confirmed by the Bankruptcy Court. In the event that cash flows and available cash are not sufficient to meet our cash requirements, we may be required to seek additional financing. We can provide no assurance that additional financing would be available or, if available, offered on acceptable terms.

     As a result of the Bankruptcy and the circumstances leading to the bankruptcy filing, our access to additional financing is, and for the foreseeable future will likely continue to be, very limited. Our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time and ultimately cannot be determined until a plan of reorganization has been developed and is confirmed by the Bankruptcy Court in the Bankruptcy.
A plan of reorganization may result in holders of our 12 1/2% Senior Notes receiving no distribution on account of their interests and cancellation of their Senior Notes.
     Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, post-petition liabilities and certain pre-petition liabilities must be satisfied in full before the holders of our 12 1/2% Senior Notes will be entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors, including the noteholders, if any, will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Bankruptcy to the 12 1/2% Senior Notes or what types or amounts of distributions, if any, the noteholders would receive. A plan of reorganization could result in holders of our 12 1/2% Senior Notes receiving no distribution on account of their interests and cancellation of their existing notes. If certain requirements of the Bankruptcy Code are met, a plan of reorganization can be confirmed notwithstanding its rejection by the noteholders and notwithstanding the fact that such noteholders do not receive or retain any property on account of their interests under the plan. Therefore, an investment in our 12 1/2% Senior Notes is highly speculative.
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
     We have been operating our core buffet restaurant concept since 1983 and the Ryan’s restaurant chain acquired in November 2006 dates its operations to 1978. The median age of our core steak-buffet restaurants is approximately thirteen years. As a result, we are exposed to vulnerabilities associated with being a mature concept. These include vulnerability to innovations by competitors and out-positioning in markets where the demographics or customer preferences have changed. Mature units require greater expenditures for repair, maintenance, refurbishments and re-concepting, and we will be required to continue making such expenditures in the future in order to preserve traffic at many of our restaurants. We cannot be sure that these expenditures, particularly for remodeling and refurbishing, will be successful in preserving or building guest counts.
     If our competitors in the casual dining, mid-scale and quick-service segments respond to any economic changes by adopting discount pricing strategies, it could have the effect of drawing customers away, thereby reducing sales and pressuring margins. Because certain elements of our cost structure are fixed in nature, particularly over shorter time horizons, changes in marginal sales volume can have a more significant impact on our profitability than for a business operating in a more variable cost structure.

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
     Many of our employees are hourly workers whose wages may be impacted by an increase in the federal or state minimum wage. Legislation is regularly introduced at federal and state levels to increase minimum wage levels. On January 10, 2007, the federal government approved federal minimum wage increases according to the following schedule: $5.85 on July 24, 2007, $6.55 on July 24, 2008 and $7.25 on July 24, 2009. In addition, fifteen states in which we operate enacted minimum wage increases during the current fiscal year. An increase in the minimum wage may create pressure to increase the pay scale for our employees. A shortage in the labor pool, competition for employees or other general inflationary pressures or changes could also increase our labor costs.
     Furthermore, the operation of buffet-style restaurants is materially different than other restaurant concepts. Consequently, the retention of executive management familiar with our core buffet business is important to our continuing success. The departure of one or more key operations executives or the departure of multiple executives in a short time period could have an adverse impact on our business.
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
We are dependent on timely delivery of fresh ingredients by our suppliers. We are also substantially dependent on a limited number of food distributors.
     Our restaurant operations are dependent on timely deliveries of fresh ingredients, including fresh produce, dairy products and meat. The cost, availability and quality of the ingredients we use to prepare our food are subject to a range of factors, many of which are beyond our control. Fluctuations in weather, supply and demand and economic and political conditions could adversely affect the cost, availability and quality of our ingredients. Historically, when operating expenses increased due to inflation or increases in food costs, we have been able to recover these increased costs by increasing our menu prices. However, we may not be able to recover increased costs in the future because competition may limit or prohibit such future increases. If our food quality declines due to the lack, or lower quality, of our ingredients or due to interruptions in the flow of fresh ingredients and similar factors, customer traffic may decline and negatively affect our restaurants’ results of operations. We rely exclusively on third-party distributors and suppliers for such deliveries. The number of companies capable of servicing our distribution needs on a national basis has declined over time, reducing our bargaining leverage and increasing vulnerability to distributor interruptions. In addition, our suppliers typically provide trade credit to us in connection with our purchases.
     Among our major third party suppliers, as of year-end, one provided the majority of the food products to approximately 47% of our restaurants. Furthermore, one of our major distributors filed for Chapter 11 bankruptcy protection in July 2008. If significant suppliers or distributors are unable to perform their agreements with us, or if the agreements with such parties are suddenly and unexpectedly terminated, or if the terms by which we purchase products are significantly amended in a manner adverse to us, supply costs could increase and disruptions in distribution could occur during the transition to other food suppliers which could have an adverse affect on our business, liquidity and results of operations.

Our restaurant sales are subject to seasonality and major world events.
     Our restaurant sales volume fluctuates seasonally. Overall, restaurant sales are generally higher in the summer months and lower in the winter months although seasonality varies by geographic area. Positive or negative trends in weather conditions can have a strong influence on our business. This effect is heightened because many of our restaurants are in geographic areas that experience extremes in weather, including severe winter conditions and tropical storm patterns. Increases in gasoline prices also have a negative impact on our business as they may decrease customers’ discretionary spending and their dining out expenditures. Additionally, major world developments and other significant events that distract consumers from traditional spending patterns may adversely affect our business.
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
     We are, from time to time, faced with negative publicity relating to food quality, restaurant facilities, restaurant closures, health inspection scores, employee relationships or other matters at one of our restaurants or those of our franchisees. Adverse publicity may negatively affect us, regardless of whether the allegations are valid or whether we are liable. In addition, the negative impact of adverse publicity relating to one restaurant may extend beyond the restaurant involved to affect some or all of our other restaurants. If a franchised restaurant fails to meet our franchise operating standards, our own restaurants could be adversely affected due to customer confusion or negative publicity. A similar risk exists with respect to totally unrelated food service businesses, if customers mistakenly associate such unrelated businesses with our own operations.
Food-borne illness incidents could result in liability to us and could reduce our restaurant sales.
     We cannot guarantee that our internal controls and training will be fully effective in preventing all food-borne illnesses. Furthermore, our reliance on third-party food processors makes it difficult to monitor food safety compliance and increases the risk that food-borne illness would affect multiple locations rather than single restaurants. Some food-borne illness incidents could be caused by third-party food suppliers and transporters outside of our control. New illnesses resistant to our current precautions may develop in the future, or diseases with long incubation periods could arise that could give rise to claims or allegations on a retroactive basis. In addition, the levels of chemicals or other contaminants that are currently considered safe in certain foods may be regulated more restrictively in the future or become the subject of public concern.
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
     We are subject to federal, state and local laws, regulations and ordinances relating to the protection of the environment, including those that govern the cleanup of contaminated sites and activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes. These laws and regulations may impose liability for the costs of cleaning up, and damage resulting from, sites contaminated by past spills, disposals or other releases of hazardous materials. We could incur such liabilities, including resulting cleanup costs, regardless of whether we lease or own the restaurants or land in question and regardless of whether such environmental conditions were created by us or resulted from historical operations of a prior owner or tenant or other third parties. Significant expense could also arise in relation to governmental regulations involving the handling and storage of hazardous materials, response planning for environmental contingencies and the reporting of environmentally related occurrences. We cannot guarantee that our obligations relating to our prior, existing or future restaurants or restaurant sites will not have a material adverse affect on us.

We face risks because of the number of restaurants that we lease.
     Our success depends in part on our ability to secure leases in desired locations at rental rates we believe to be reasonable. We currently lease all of our restaurants located in shopping centers and malls, and we lease the land and/or building for all but 22 of our freestanding restaurants. In connection with the Bankruptcy, we have rejected several leases and renegotiated terms on several more. Each of our lease agreements provides that the lessor may terminate the lease for a number of reasons, including our default in any payment of rent or taxes or our breach of any covenant or agreement in the lease. Termination of any of our leases could harm our results of operations and, as with a default under any of our indebtedness, could have a material adverse impact on our liquidity. Although we believe that we will be able to renew the existing leases that we wish to extend, there is no assurance that we will succeed in obtaining extensions in the future at rental rates that we believe to be reasonable or at all. Moreover, if some locations should prove to be unprofitable, we could remain obligated for lease payments even if we decide to withdraw from those locations. We will incur special charges relating to the closing of such restaurants, including lease termination costs. Impairment charges and other special charges will reduce our profits.
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
Complaints or litigation may hurt us.
     We are from time to time subject to employee claims alleging injuries, wage and hour violations, discrimination, harassment or wrongful termination, as well as customer and third party claims. In recent years, a number of restaurant companies have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state law regarding workplace, employment and similar matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Currently, we are the subject of several collective-action lawsuits, including those related to Ryan’s pre-acquisition, that are described in Item 3. “Legal Proceedings” elsewhere in this report. Regardless of whether any claims against us are valid or whether we are ultimately determined to be liable, claims may be expensive to defend and may divert time and money away from our operations and hurt our financial performance. A significant judgment for any claim(s) could materially adversely affect our financial condition or results of operations.
We are controlled by a single shareholder and its interests may conflict with yours.
     Through their ownership of approximately 77.4% of the outstanding common stock of Buffets Restaurants Holdings, Caxton-Iseman Investments L.P. and its affiliates effectively control our business by virtue of their voting power with respect to the election of our directors. Our majority shareholder may undertake actions that are not in the best interests of specific interested parties. As a result of our Bankruptcy, our majority shareholder’s ability to act unilaterally has been impaired.
We may have continued failure of internal controls over financial reporting.
     We maintain a system of internal controls over financial reporting that is reviewed and monitored by our management and our Board of Directors. As of the end of fiscal year 2008, our management identified certain material weaknesses in our system of internal controls surrounding the preparation of our tax provision caused by a failure of both manual input and formulaic processes. This material weakness resulted in the material misstatement of financial statement information in fiscal years 2007 and 2008. The tax provision review controls did not detect the error which resulted in a financial statement restatement of the 2007 fiscal year Form 10-K and the first quarter of fiscal year 2008 Form 10-Q.

     We have taken remedial measures to correct such control deficiencies. We have devoted significant resources to document, test, monitor and improve our internal controls over financial reporting and will continue to do so; however, we cannot be certain that these measures will ensure that our controls are adequate in the future or that the controls will be effective in preventing fraud or material misstatement. If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results and fraud may be easier to perpetrate against us. Any failures in the effectiveness of our internal controls over financial reporting could have a material adverse effect on our operating results or cause us to fail to meet reporting obligations.
Our goodwill and intangible assets may become impaired.
     We are required to evaluate goodwill and other intangibles for impairment whenever changes in circumstances indicate that the carrying amount may not be recoverable from estimated future cash flows or at least annually. This evaluation requires the use of projections of future cash flows from the reporting segment. These projections are based on growth rates, anticipated future economic conditions, the appropriate discount rates relative to risk and estimates of residual values. If changes in growth rates, future economic conditions, discount rates or estimates of residual values were to occur, goodwill and other intangibles may become impaired. This could result in material charges that could be adverse to our operating results and financial position.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Restaurant Locations
     Our 559 steak-buffet restaurants are located in both urban and suburban areas in a variety of strip shopping centers, malls and freestanding buildings. We lease all of our 199 restaurant locations located in strip shopping centers and malls. These restaurants are operated in Company-owned leasehold improvements located on leased land or in facilities where we lease both the underlying land and the leasehold improvements. Of the remaining 360 restaurants located in freestanding buildings, we own the building and/or land for 21 of the restaurants. In addition, we own land parcels for future development of restaurants or for sale to third parties.
     Our leases are generally for ten to twenty-year terms, with two to four options exercisable at our discretion to renew for a period of five years each. The leases provide for rent to be paid on a monthly basis.

     As of July 2, 2008, we and our franchisees operated 586 locations as follows:

	Number of
	Company-	Number of	Total
	Operated	Franchised	Number of
State	Restaurants	Restaurants	Restaurants
Alabama	18	—	18
Arizona	4	9	13
Arkansas	8	—	8
California	89	1	90
Colorado	11	—	11
Connecticut	5	—	5
Delaware	1	—	1
Florida	5	—	5
Georgia	36	—	36
Idaho	1	—	1
Illinois	36	—	36
Indiana	17	—	17
Iowa	5	—	5
Kansas	5	—	5
Kentucky	13	—	13
Louisiana	16	—	16
Maine	1	—	1
Maryland	7	—	7
Massachusetts	9	—	9
Michigan	21	—	21
Minnesota	15	—	15
Mississippi	11	—	11
Missouri	23	—	23
Nebraska	—	3	3
New Jersey	6	—	6
New Mexico	—	2	2
New York	9	—	9
North Carolina	16	—	16
Ohio	19	—	19
Oklahoma	3	—	3
Oregon	8	—	8
Pennsylvania	24	—	24
Rhode Island	1	—	1
South Carolina	30	—	30
Tennessee	22	—	22
Texas	18	—	18
Utah	—	1	1
Virginia	12	—	12
Washington	15	—	15
West Virginia	6	—	6
Wisconsin	12	—	12
Wyoming	1	1	2

Total steak-buffet restaurants	559	17	576
Tahoe Joe’s restaurants (All California)	10	—	10

Total	569	17	586

     Our corporate headquarters is a leased facility located in Eagan, Minnesota.
     The following table sets forth information concerning our owned property:

Location	Acres	Use and Ownership
Anderson, SC*	2.40	Buffet restaurant property owned by Ryan's Restaurant Group, Inc.
Riverdale, GA*	1.42	Buffet restaurant property owned by Ryan's Restaurant Group, Inc.
Shively, KY	2.66	Buffet restaurant property owned by Ryan's Restaurant Group, Inc.
Indianapolis, IN*	1.03	Buffet restaurant property owned by Ryan's Restaurant Group, Inc.
Lexington, KY*	3.55	Buffet restaurant property owned by Ryan's Restaurant Group, Inc.
Battle Creek, MI	2.76	Buffet restaurant property owned by Ryan's Restaurant Group, Inc.
Columbus, OH	2.95	Buffet restaurant property owned by Ryan's Restaurant Group, Inc.
Middletown, OH	2.48	Buffet restaurant property owned by Ryan's Restaurant Group, Inc.
Independence, MO*	2.20	Buffet restaurant property owned by Ryan's Restaurant Group, Inc.
Kokomo, IN	3.01	Buffet restaurant property owned by Ryan's Restaurant Group, Inc.
Lynchburg, VA	4.36	Buffet restaurant property owned by Ryan's Restaurant Group, Inc.
Fairfield, OH	1.30	Buffet restaurant property owned by Ryan's Restaurant Group, Inc.
Laurens, SC	5.23	Buffet restaurant property owned by Ryan's Restaurant Group, Inc.
Lincolnton, NC*	4.01	Buffet restaurant property owned by Ryan's Restaurant Group, Inc.
Greenville, SC*	1.30	Buffet restaurant property owned by Ryan's Restaurant Group, Inc.
Natchez, MS*	2.17	Buffet restaurant property owned by Ryan's Restaurant Group, Inc.
Union City, TN*	2.55	Buffet restaurant property owned by Ryan's Restaurant Group, Inc.
Thomson, GA*	2.30	Buffet restaurant property owned by Ryan's Restaurant Group, Inc.
Findlay, OH	2.42	Buffet restaurant property owned by Ryan's Restaurant Group, Inc.
Sterling, IL	2.28	Buffet restaurant property owned by Ryan's Restaurant Group, Inc.
Lovejoy, GA*	3.40	Buffet restaurant property owned by Ryan's Restaurant Group, Inc.
Tomball, TX	1.51	Land owned by Ryan's Restaurant Group, Inc.
Gulfport, MS	3.57	Land owned by Ryan's Restaurant Group, Inc.
Rocky Mount, NC	2.50	Land owned by Ryan's Restaurant Group, Inc.
Weatherford, TX	2.54	Land owned by Ryan's Restaurant Group, Inc.
Niles, OH	2.29	Land owned by Ryan's Restaurant Group, Inc.
Rockingham, NC	2.78	Land owned by Ryan's Restaurant Group, Inc.
Greer, SC	23.15	Land owned by Ryan's Restaurant Group, Inc.
Greer, SC	17.85	Corporate building owned by Ryan's Restaurant Group, Inc.
Marshfield, WI	5.04	Cabinet shop owned by OCB Restaurant Company, LLC.

* Indicates operating restaurant
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

ITEM 3. LEGAL PROCEEDINGS
     In August 2008, a putative class action lawsuit was filed against Fire Mountain Restaurants, LLC in the United States District Court for the Middle District of Louisiana, alleging failures to pay overtime deficiencies to restaurant servers. The complaint does not make a specific monetary demand. Prior to an answer being filed, the contested action was stayed pursuant to the Bankruptcy Code The liability related to this matter, if any, has not been established.
     On January 22, 2008, (the “Petition Date”) the Debtors filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware, Case Number 08-10141. Under the Bankruptcy Code, the filing of a petition automatically stays most litigation pending against the Debtors. For a further description of the Bankruptcy, see “Business — Recent Developments — Voluntary Chapter 11 Filing.”
     On April 2, 2007, a putative class action lawsuit was filed against HomeTown Buffet, Inc. and Buffets Holdings, Inc. in California state court in San Bernardino County. The lawsuit alleges that HomeTown Buffet violated California wage and hour laws by failing to pay its hourly employees overtime, for failing to provide meal and rest period breaks as provided by the California Labor Code and for charging employees for uniforms and equipment. Defendants removed the lawsuit to the United States District Court for the Central District of California on June 28, 2007. The complaint does not make a specific monetary demand. This contested action has likewise been stayed pursuant to the Bankruptcy Code. As of the Petition Date, it was in a preliminary stage and the pre-petition liability had not been established.
     On November 12, 2004, two former restaurant managers of our wholly-owned subsidiary, HomeTown Buffet, Inc. (“HomeTown Buffet”), individually and on behalf of all others similarly situated, filed a class action lawsuit against HomeTown Buffet in California Superior Court in San Francisco County. The lawsuit alleges that HomeTown Buffet violated California wage and hour laws by failing to pay all of its California managers and assistant managers overtime, and for making deductions from bonus compensation based on the company’s workers’ compensation costs. In March 2006, the plaintiffs amended the complaint in the lawsuit to add OCB Restaurant Company, LLC as a defendant, and to limit the claims to those managers below the level of restaurant General Manager. In April 2006, the defendants removed the lawsuit to the United States District Court for the Northern District of California. During the course of discovery, but prior to a motion for certification of a class, the parties reached a settlement of this action in mediation in late February 2007. The settlement, which anticipated payments of approximately $7.2 million, received preliminary court approval on September 12, 2007, but final court approval was not obtained prior to the Petition Date. The matter represents a pre-petition unsecured claim subject to resolution under the bankruptcy proceeding. The Company previously recorded the expected settlement of $7.2 million in the accrued litigation reserve. This amount is a pre-petition liability and is classified in “Liabilities Subject to Compromise” in the accompanying consolidated balance sheet.
     In June 2006, a lawsuit was filed in the Berkeley County (West Virginia) circuit court on behalf of three plaintiffs alleging wage and hour violations against Ryan’s Restaurant Group, Inc. and certain of its executives. The complaint is a class action lawsuit brought on behalf of hourly employees who worked for Ryan’s in West Virginia since July 2001. In July 2006, defendants removed the lawsuit to the United States District Court for the Northern District of West Virginia. In February 2007, the court denied plaintiffs motion to remand the matter back to West Virginia state court. The plaintiffs seek compensatory damages, penalties, restitution of unpaid wages and deductions, pre-judgment interest, costs of suit and reasonable attorneys’ fees. The complaint does not make a specific monetary demand. As of the Petition Date, the West Virginia action was in a preliminary stage and the Company’s liability, if any, was undeterminable. The matter represents a contested pre-petition claim that is stayed pursuant to the Bankruptcy Code.
     We are also involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of those matters will not have a material adverse effect on our consolidated financial position or the results of operations.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of security holders of the Company during fiscal year 2008.

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
     As of July 2, 2008, we had one holder of our 3,104,510 shares of our common stock. There is no established public trading market for our common stock.
     We have had no dividend transactions over the past two fiscal years.
     The terms of our Pre-Petition Credit Facility and our DIP Credit Agreement place restrictions on Buffets’ ability to pay dividends and otherwise transfer assets to us. Further the terms of the indenture governing Buffets’ senior notes also place restrictions on the ability of Buffets and our other subsidiaries to pay dividends and otherwise transfer assets to us. We have no intention of paying dividends in the foreseeable future.
Sales of Unregistered Securities
     We had no sales of unregistered securities during the fiscal year 2008.
     On April 5, 2007, we granted options to purchase an aggregate of 29,232 shares of our common stock to certain of our employees, each at an exercise price of $9.17 per share. This grant of options to purchase our common stock was made under our Equity Participation Plan (as defined in “Executive Compensation”) and were exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering and/or Rule 701 under the Securities Act as exempt offers and sales of securities under a written compensatory benefit plan.
     During fiscal 2006, we issued and sold the following unregistered securities:
(c)	On June 30, 2005, we granted options to purchase an aggregate of 81 shares of our common stock to certain of our employees, each at an exercise price of $0.11 per share.

(c)	On September 22, 2005, we granted options to purchase an aggregate of 1,043 shares of our common stock to certain of our employees, each at an exercise price of $0.11 per share.
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

ITEM 6. SELECTED FINANCIAL DATA

			Restated	Restated
	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended	Ended	Ended
	June 30,	June 29,	June 28,	June 27,	July 2,
	2004	2005	2006	2007 (3)(4)	2008
	(Dollars in thousands, except average guest check and average weekly sales)
Operating Data:
Restaurant sales	$942,831	$926,781	$963,161	$1,419,108	$1,588,450
Restaurant costs:
Food	307,807	307,087	327,244	491,027	552,910
Labor	287,203	278,991	274,652	425,021	475,833
Direct and occupancy	216,567	219,255	227,680	360,886	415,035

Total restaurant costs	811,577	805,333	829,576	1,276,934	1,443,778
Advertising expenses	25,918	24,166	30,637	33,896	42,275
General and administrative expenses	42,658	43,706	44,198	62,408	71,217
Financing-related compensation expenses	2,240	—	—	—	—
Shareholders’ rights repurchase	—	—	757	—	—
Closed restaurant costs	1,085	2,909	6,023	3,822	4,928
Impairment of assets	1,878	3,609	5,964	415	404,747
Loss on sale leaseback transactions	—	—	—	2,498	—
Loss on litigation settlement	—	—	—	7,641	131
Merger integration costs	—	—	—	10,938	4,472

Operating income (loss)	$57,475	$47,058	$46,006	$20,556	$(383,098)

Net income (loss)	$7,970	$(2,184)	$(5,973)	$(116,741)	$(530,646)

Cash Flow and Other Financial Data:
Capital expenditures	$33,007	$29,131	$31,346	$40,875	$36,735
Depreciation and amortization	33,807	32,247	32,067	40,836	44,581
Cash flow provided by (used in) operating activities	50,490	52,675	49,305	5,969	(32,505)
Cash flow provided by (used in) investing activities	(28,383)	(28,471)	(32,722)	(180,608)	(13,819)
Cash flow from (used in) financing activities	(11,890)	(29,614)	(17,026)	159,090	110,325
Balance Sheet Data (at end of period)
Total assets	$567,531	$545,023	$537,295	$961,069	$579,767
Total debt (1)	498,339	466,194	462,514	841,675	967,514
Supplemental Data (2):
Number of company-owned steak-buffet restaurants (at end of period)	352	345	329	632	559
Same store average guest check	$7.02	$7.20	$7.70	$8.12	$8.28
Average weekly sales	$49,412	$49,597	$52,838	$48,914	$48,773
Same store sales change	1.2%	(0.7)%	4.8%	(3.2)%	(3.0)%

(1)
Total debt represents the amount of our debt, including short-term borrowings, current maturities and long-term debt. For fiscal year 2008, approximately $686.6 million of debt is subject to stays under the Bankruptcy.

(2)
Reflects data relating to all of our company-owned steak-buffet restaurants, unless otherwise stated. Fiscal year 2007 includes both the Buffets and Ryan’s brands as a result of the Merger. Same store average guest check, average weekly sales and same store sales change for the Buffets brands were $7.91, $53,290 and (0.7)%, respectively in fiscal year 2007. Same store average guest check, average weekly sales and same store sales change for the Ryan’s brands were $8.41, $44,458 and (6.3)%, respectively in fiscal year 2007.

(3)
Includes activity of Ryan’s Restaurant Group, Inc. from November 1, 2006, the date of acquisition, to the end of the fiscal year. For further discussion of the acquisition, see Note 12 — “Acquisitions” to our accompanying consolidated financial statements.

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
Overview
     We are the nation’s largest steak-buffet restaurant chain and the second largest restaurant company in the family dining segment of the restaurant industry. Our restaurants are principally operated under the names Old Country Buffet®, HomeTown Buffet®, Ryan’s® and Fire Mountain®. As of July 2, 2008, we had 559 company-owned steak-buffet restaurants, ten Tahoe Joe’s Famous Steakhouse® restaurants and seventeen franchised locations altogether operating in 42 states.

Restaurants operating as of June 27, 2007	642
For the fiscal year ended July 2, 2008:
Restaurants opened	5
Restaurants closed	(78)

Restaurants operating as of July 2, 2008	569

     Buffets was founded in 1983 to develop buffet-style restaurants under the name Old Country Buffet®. In October 1985, Buffets completed its initial public offering and was listed on The NASDAQ National Market. In September 1996, Buffets merged with HomeTown Buffet, Inc., which was developed by one of Buffets’ co-founders and had 80 company-owned HomeTown Buffet® restaurants in eleven states and nineteen franchised restaurants in eight states. In October 2000, Buffets was acquired by Buffets Holdings, a company organized by investment funds affiliated with Caxton-Iseman Capital, in a buyout from public shareholders. On November 1, 2006, Buffets merged with Ryan’s, the largest publicly traded buffet restaurant operator in the nation with 328 restaurants in 23 states, whereby Ryan’s became a wholly-owned subsidiary of Buffets.
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

Recent Developments
Appointment of Chief Operating Officer
     On November 13, 2007, the Boards of Directors of Buffets Holdings and Buffets appointed Steven R. Layt as Chief Operating Officer of both companies, effective December 31, 2007. A compensation package consisting of base salary, non-equity incentive compensation, equity incentive compensation and other benefits was approved by the Board of Directors and granted to Mr. Layt in his capacity as Chief Operating Officer of the Companies. As of July 2, 2008, no equity awards had been granted to Mr. Layt. He was also be eligible for a discretionary bonus based upon his personal performance and was eligible to enter into a Severance Protection Agreement similar to those covering the other executive officers of the Company, with a severance protection period of 52 weeks.
12 1/2% Senior Notes
     On January 3, 2008, Buffets announced that it elected to take advantage of the 30-day grace period with respect to the missed interest payment, due January 2, 2008, on its 12 1/2% Senior Notes, due November 1, 2014, to continue to pursue restructuring discussions with its creditors. The total amount of the missed interest payment was approximately $18.8 million. Those discussions with creditors did not result in a viable restructuring plan and, as a result of the failed discussions and due to significantly limited liquidity caused by a variety of factors including a decrease in discretionary spending by our core customer segment and higher food, labor and energy prices, on January 22, 2008, the Debtors filed voluntary petitions for relief under the provisions of Chapter 11 of the Bankruptcy Code.
     The Bankruptcy triggered events of default under the indenture governing the 12 1/2% Senior Notes and the immediate acceleration of the outstanding principal amount and accrued but unpaid interest as of the Petition Date. The ability of the noteholders to seek remedies to enforce their rights under the indenture governing the 12 1/2% Senior Notes is automatically stayed as a result of the Bankruptcy and the noteholders’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code.
     On January 7, 2008, U.S. Bank National Association resigned as Trustee, Registrar and Paying Agent under the 12 1/2% Senior Note Indenture and HSBC Bank USA, N.A. became the successor Trustee, Registrar and Paying Agent.
Forbearance Agreement
     On January 10, 2008, we entered into a Forbearance Agreement and Second Amendment to the Credit Agreement, dated as of November 1, 2006, among us, Buffets, our subsidiaries named therein, the lenders named therein, and Credit Suisse as Administrative Agent relating to certain defaults under the Pre-Petition Credit Facility. The Forbearance Agreement also included certain amendments to the Pre-Petition Credit Facility. Among other things, the Forbearance Agreement provided that the lenders would forbear from exercising remedies related to certain pre-bankruptcy events of default, including the failure by the Company to maintain a minimum interest coverage ratio and a maximum leverage ratio and the failure by Buffets to make the January 2, 2008 interest payment due on its 12 1/2% Senior Notes within the applicable 30-day grace period, and for the amendment of the Pre-Petition Credit Facility to, among other things, increase the interest rate margin applicable to LIBOR-based revolving and term loans to 7.25% and the interest rate margin applicable to alternate base rate revolving and term loans to 6.25%. As part of the conditions to the Forbearance Agreement, the Company was required to refrain from paying amounts owed with respect to any indebtedness other than the obligations under the loan documents during the Forbearance Period. This included refraining from paying amounts owed under the terms of the Management Agreement with the Caxton-Iseman Party.

     The Bankruptcy triggered events of default under the Pre-Petition Credit Facility, as amended by the Forbearance Agreement, and the immediate acceleration of amounts outstanding under the Pre-Petition Credit Facility, other than the amounts rolled into the DIP Credit Agreement (as defined in the “DIP Credit Agreement” section below). The ability of the Pre-Petition Credit Facility lenders to seek remedies to enforce their rights under the Pre-Petition Credit Facility is automatically stayed as a result of the Bankruptcy and the Pre-Petition Credit Facility lenders’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code.
Departure of Directors and Certain Officers
     On January 11, 2008, Roe H. Hatlen, Vice-Chairman of the Boards of Directors of Buffets Holdings and Buffets, resigned from the respective Boards of Directors. Mr. Hatlen was a member of the Audit Committee. Mr. Hatlen will continue to serve as an advisor to the Company under the terms of the Advisory Agreement he had previously entered into with the Company, which was amended in connection with his resignation to (i) acknowledge that the agreement may be terminated by either party upon 30 days prior written notice and (ii) limit the scope of services to be provided by Mr. Hatlen under the agreement to those that he is requested to perform by the Company’s Chief Executive Officer or such other officer designated by the Chairman of the Company’s Boards of Directors.
     On January 11, 2008, Robert M. Rosenberg, a member of the Boards of Directors of Buffets Holdings and Buffets, resigned from the respective Boards of Directors. Mr. Rosenberg was also a member of the Company’s Audit Committee.
     On January 18, 2008, David S. Lobel, a member of the Boards of Directors of Buffets Holdings and Buffets, resigned from the respective Boards of Directors. Mr. Lobel was a member of the Company’s Compensation Committee. As a result of Mr. Lobel’s resignation, the Management and Fee Agreement, dated October 2, 2000, between Buffets, Inc. and Sentinel Capital Partners, LLC was terminated in accordance with its terms.
     On February 1, 2008, Mr. Mario Lee was reassigned from his positions as Divisional President of the Old Country Buffet® and HomeTown Buffet® restaurant brands and as Executive Vice President of Operations of the Company to a Regional Vice President of the Company. His annual salary was revised and his participation in the Enterprise Equity Value Growth Bonus Plan was changed to the bonus plan applicable to Regional Vice Presidents.
Voluntary Chapter 11 Filing
     On January 22, 2008, Buffets Holdings and each of its subsidiaries, including Buffets, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware, Case Number 08-10141. On January 29, 2008, the official committee of unsecured creditors was appointed in the Bankruptcy. We are continuing to operate the business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. In general, as a debtor-in-possession, we are authorized under the Bankruptcy Code to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.
DIP Credit Agreement
     On January 22, 2008, the Debtors entered into a Debtor-In-Possession Credit Agreement, as amended on February 21, 2008, among the Company, Buffets, the lenders named therein, and Credit Suisse, as Administrative Agent and Collateral Agent. The $285.0 million DIP Credit Agreement received interim approval by the Bankruptcy Court on January 23, 2008 and final approval on February 22, 2008. The DIP Credit Agreement provides for a maximum of $200.0 million in Rollover Loans and an $85.0 million New Money Loan. The actual amount of pre-petition debt rolled into the DIP Credit Agreement was $199.6 million. Of the $85.0 million new money facility, $30.0 million was drawn on January 23, 2008 and $55.0 million was drawn on April 30, 2008. The proceeds of the new money facility borrowed under the DIP Credit Agreement are being used to fund the continued operation of the Debtors’ businesses, pay certain expenses and fees incurred in connection with the Bankruptcy, support the Debtors’ working capital needs and for general corporate purposes.

Third Amendment to the Pre-Petition Credit Facility
     On March 12, 2008, we received final approval from the Bankruptcy Court for the Third Amendment to the Pre-Petition Credit Facility. In accordance with the Third Amendment, we may continue to renew letters of credit originally issued under the Pre-Petition Credit Facility notwithstanding the fact that we filed a petition for relief under Chapter 11 of the Bankruptcy Code.
Store Closures
     Since the Petition Date, we have rejected the leases and approved the closure of 54 underperforming restaurants related to the Bankruptcy, consisting primarily of leased properties located in 25 states. All but three of the applicable restaurants were closed on February 10, 2008 and February 11, 2008. Our ongoing analysis and review of our restaurant portfolio determined that these restaurants did not have the potential to deliver acceptable returns on invested capital. In connection with the restaurant closures, we terminated the employment of 2,300 to 2,400 employees. Cash charges of approximately $3.2 million were incurred related to these restaurant closures. These charges included approximately $1.4 million related to lease termination costs and obligations, $1.2 million related to employee termination costs and approximately $0.6 million related to other associated costs. Non-cash charges related to these closures were approximately $4.7 million.
Asset Impairments
     During the third quarter of fiscal year 2008, we completed an assessment of the fair value of individual assets and liabilities to assess goodwill and other intangible assets as of April 2, 2008. As a result of this assessment, it was determined that goodwill was impaired. We recognized a charge of $384.0 million related to the impairment of goodwill and certain other intangible assets. In addition, we recognized charges of $20.7 million related to the impairment of certain long-lived assets as of July 2, 2008. Both of these charges are included in “Impairment of Assets” in the Company’s consolidated statement of operations. These impairment charges are material, but will not result in future cash expenditures and will not result in any significant changes to the Company’s operations other than those communicated as part of its restructuring plans.
Going Concern
     The accompanying consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Bankruptcy raises substantial doubt about our ability to remain a going concern. Our continuation as a going concern is contingent upon, among other things, our ability (i) to comply with the terms and conditions of the DIP Credit Agreement; (ii) to reduce administrative, operating and interest costs and liabilities through the bankruptcy process; (iii) to generate sufficient cash flow from operations; (iv) to return to profitability; (v) to obtain confirmation of a plan of reorganization under the Bankruptcy Code and (vi) to obtain financing in order to exit from bankruptcy. In the event our restructuring activities are not successful and we are required to liquidate, additional significant adjustments will be necessary in the carrying value of assets and liabilities, the revenue and expenses reported and the balance sheet classifications used.
Lease Modifications
     During fiscal year 2008, we renegotiated several of our existing real property leases to reduce minimum rent payments and/or lease term. Annual savings from these lease modifications are expected to be approximately $2.5 million to $3.0 million.
     Subsequent to July 2, 2008, the Bankruptcy Court approved several motions requesting the renegotiation of certain of our existing real property leases, reducing both minimum rent payments and lease term. Annual savings from these lease modifications are expected to be approximately $3.0 million to $3.5 million.

Revenues and Expenses
The following is a description of the line items from our consolidated statements of operations and selected financial data:
•
We recognize as restaurant sales the proceeds from the sale of food and beverages at our company-owned restaurants at the time of such sale. We recognize the proceeds from the sale of gift cards when the gift cards are redeemed at our restaurants. Until redemption, the unearned revenue from the sale of gift cards is included in “Accrued Liabilities” on our accompanying consolidated balance sheets.

•
Restaurant costs reflect only direct restaurant operating costs, including food, labor and direct and occupancy costs. Food costs include the cost of food and non-alcoholic beverages consumed within the restaurants. Labor costs include compensation and benefits for both hourly and restaurant management employees. Direct and occupancy costs consist primarily of supplies, maintenance, utilities, rent, real estate taxes, insurance, depreciation and amortization.

•	Advertising expenses reflect all advertising and promotional costs, including directly related general and administrative costs.

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

•
Closed restaurant costs represent costs associated with the closure of underperforming restaurants, including, but not limited to, lease termination costs and obligations and employee termination costs.

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

•	Loss on litigation settlements represents the costs associated with the settlement of a class action lawsuit against HomeTown Buffet, Inc. and OCB Restaurant Company, LLC.

•	Merger integration costs represent professional fees, performance bonuses and employee travel and expenses related to integration activities associated with the Ryan’s acquisition.

•
Other income primarily reflects franchise fees earned. Our franchise income includes royalty fees and initial franchise fees received from our franchisees. We recognize royalty fees in “Other Income” on our accompanying consolidated statements of operations based on the sales reported at the franchise restaurants.

•	Interest income reflects interest earned on our short-term investments, exclusive of any excess earnings associated with excess cash from our $85.0 million new money facility.

•
Interest expense reflects interest costs associated with our debt and amortization of debt issuance cost. Interest expense in fiscal year 2007 also reflects accretion of original issuance discount on Buffets’ 11 1/4% senior subordinated notes and our 13 7/8% senior discount notes, which were repurchased on November 1, 2006.

•
Loss related to refinancing for fiscal year 2007 represents transaction costs associated with amendments to Buffets’ Amended and Restated Credit Agreement and repurchasing or redeeming Buffets’ 11 1/4% senior subordinated notes and our 13 7/8% senior discount notes on November 1, 2006. Loss related to refinancing for fiscal year 2008 represents transaction costs associate with amendments to Buffets’ current Pre-Petition Credit Facility, as well as the DIP Credit Agreement.

•
Reorganization items are expense or income items that were incurred or realized due to the Bankruptcy. These items include professional fees and similar types of expenses incurred directly related to the Bankruptcy, loss accruals or gains or losses resulting from activities of the reorganization process, costs and claims, which stem from the rejection of leases and other executory contracts, and interest earned on excess cash accumulated during the Bankruptcy.

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
     Impairment charges related to long-lived assets of $0.4 million and $20.7 million were recorded during fiscal years 2007 and 2008, respectively, relating to the impairment of the carrying value of long-lived assets for one and 47 restaurant(s), respectively.
Goodwill and Other Intangible Assets
     We test the recoverability of goodwill and other intangible assets annually or whenever events or circumstances indicate that the carrying amount may not be recoverable. Goodwill and other intangible assets are deemed to be impaired if the fair value of a reporting segment is less than its carrying value. If goodwill or other intangible assets are determined to be impaired, the loss is measured as the amount by which the carrying amounts of a reporting segment’s goodwill or other intangible assets exceeds their implied fair value. The fair value of a reporting segment is an estimate based on assumptions regarding its future cash flows. In the event that these assumptions change in the future, we may be required to record impairment charges related to our goodwill or other intangible assets.
     Goodwill decreased from approximately $497.5 million as of June 27, 2007 to approximately $136.1 million as of July 2, 2008. The decrease of $361.4 million is the result of $15.7 million in additional goodwill from the Ryan’s acquisition, offset by a $377.1 million impairment charge. See Note 12 — “Acquisitions” for further discussion regarding the goodwill and other intangible assets associated with the merger transaction. No impairment charge was recorded during fiscal year 2007.

     On January 22, 2008, we voluntarily filed for relief under Chapter 11 of the Bankruptcy Code. As a result of the Bankruptcy and the events leading up to them, management performed an initial assessment of goodwill impairment as of the end of the third quarter of fiscal year 2008, based on market multiples of trailing twelve month EBITDA. Although this initial assessment did not indicate an impairment of goodwill, because of the difficulty in making an assessment given the uncertainty related to the Bankruptcy and the development of the reorganization plan, we completed an assessment of the fair value of individual assets and liabilities to assess goodwill and other intangible assets as of April 2, 2008, the end of our third quarter. As a result of this assessment, it was determined that goodwill was impaired. During the third quarter of fiscal 2008, we recognized a charge of $384.0 million related to the impairment of goodwill and certain other intangible assets, which is included within “Impairment of Assets” in the accompanying consolidated statement of operations. This impairment charge is material, but will not result in future cash expenditures and will not result in any significant changes to the Company’s operations other than those communicated as part of the restructuring plans. The assessment used projections of future cash flows as developed by management. These projections are based on growth rates, anticipated future economic conditions, the appropriate discount rates relative to risk and estimates of residual values. We believe that the estimates used are consistent with assumptions that marketplace participants would use in their estimates of fair value. If changes in growth rates, future economic conditions, discount rates, or estimates of residual values were to occur, or if we were to close a significant number of restaurants in the future, goodwill may become impaired.
     The goodwill impairment review was conducted in accordance with Statement of Financial Accounting Standard No. 142 (“SFAS 142”) Goodwill and Other Intangibles. SFAS 142 requires a two step process in assessing goodwill. The first step is to determine if impairment has occurred, whereas the second step determines the amount of such impairment. As part of the second step, we valued, among other things, our real and personal property, trademarks, recipes and franchise agreements. This valuation concluded that there was approximately $192.2 million of unrecognized value in the aforementioned assets, and while not recognized for accounting purposes, was a significant component of the offsetting recognized diminution in the value of our goodwill.
Insurance Reserves
     We carry insurance reserves for exposure related to our workers compensation, general liability, medical and dental and vision programs. We effectively self-insure a significant portion of certain risks through the use of large self-insured retentions combined with stop-loss coverage, or by maintaining large deductibles on traditional policies of insurance. The self-insurance liability represents an estimate of the ultimate cost of claims incurred and unpaid as of the balance sheet date, including both reported claims and claims that have been incurred but not reported. The estimated liability is established based upon historical claims data and third-party actuarial estimates of settlement costs for incurred claims. Our estimates include our judgments and independent actuarial assumptions regarding economic conditions, the frequency and severity of claims and claim development patterns and settlement practices. These estimates and assumptions are monitored and adjusted when warranted by changing circumstances. Changes in these factors may produce materially different amounts of expense and liabilities than what is currently estimated.
Closed Restaurant Reserve
     We maintain a closed restaurant reserve for certain restaurants that are no longer operating. The closed restaurant costs are principally comprised of our estimates of lease termination costs and obligations, net of sublease and other cash receipts, and employee termination costs. Many factors including the local business environment, other available lease sites, the ability to secure subleases, the creditworthiness of subtenants, and our success at negotiating early termination agreements with lessors are considered in establishing the accruals. Adjustments to the reserve primarily relate to changes in subtenant income or actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which the changes become known. The store closing reserve (current and non-current in aggregate) was $1.7 million for both fiscal years ended June 27, 2007 and July 2, 2008.
Liabilities Subject to Compromise
     Under bankruptcy law, actions by creditors to collect amounts owed prior to the Petition Date are stayed and certain other pre-petition contractual obligations may not be enforced against us. Substantially all unsecured liabilities as of the Petition Date, except those covered under certain first day motions filed with the Bankruptcy Court, have been classified as “Liabilities Subject to Compromise” in the current fiscal year consolidated balance sheet. Our estimates include judgments and assumptions regarding the amounts for which claims will be allowed by the Bankruptcy Court. These estimates and assumptions are monitored and adjusted when warranted by changing circumstances. Changes in these factors may produce materially different amounts of liabilities than what is currently estimated.

Reorganization Items
     Reorganization items are expense or income items that were incurred or realized due to the Bankruptcy. These items include professional fees and similar types of expenses incurred as a direct result of the Bankruptcy, loss accruals or gains or losses resulting from activities of the reorganization process, costs and claims, which stem from the rejection of leases and other executory contracts, and interest earned on excess cash accumulated during the Bankruptcy.
Revenue Recognition
     The Company’s restaurant sales include proceeds from the sale of food and beverages at Company-owned restaurants.
     The Company recognizes franchise income for royalty fees and initial franchise fees received from franchisees. Initial fees are recognized as income when required obligations under the terms of the franchise agreement are fulfilled. Royalty fees are based on gross sales and are recognized in income as sales are generated. Franchise income was $0.9 million for both fiscal years 2007 and 2008. Franchise income is included in “Other Income” in the accompanying consolidated statements of operations.
     Buffets currently sells plastic gift cards; however, it still redeems paper gift certificates previously sold. Proceeds from the sale of gift cards are initially recorded as a liability when received. Revenues from the sale of gift cards are recognized upon redemption. In estimating the related gift card liability, the Company analyzes historical trends to derive its estimates of future gift card redemption patterns. The assumptions and activity are closely monitored for changes in escheatment laws and redemption patterns. The Company adjusts its gift card liability based on historical and expected non-redemption trends. These adjustments are classified within “Direct and Occupancy Costs” in the accompanying consolidated statements of operations. Our gift card liability was $5.4 million and $4.8 million for fiscal years ended June 27, 2007 and July 2, 2008, respectively.
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
     We utilize the liability method of accounting for income taxes as set forth in SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.  We determine our income tax contingencies in accordance with  the provisions of Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48 as of the beginning of fiscal year 2007, which requires application of a more likely than not threshold to the recognition and derecognition of uncertain tax positions. FIN 48 permits us to recognize the amount of tax benefit that has a greater than 50 percent likelihood of being ultimately realized upon settlement. It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the quarter of such change. Prior to the adoption of FIN 48, we determined our tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies (“SFAS 5”), which required estimated tax liabilities to the extent the contingencies are probable and can be reasonably estimated.
Share Based Compensation
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
     The Company’s pre-tax compensation cost for stock options as reflected in the accompanying consolidated statements of operations is included in “General and Administrative Expenses.” For fiscal year 2007, compensation cost for stock options granted to certain employees during the fiscal year was approximately $77,000. As of June 27, 2007 there was no unrecognized compensation cost related to stock option awards as all awards fully vest upon issuance. There were no stock option grants in fiscal year 2008. The Company’s stock-based compensation plans are described in more detail in Note 5 — “Stock-Based Compensation.”

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
Merger Integration Costs
     Merger integration costs represent professional fees, performance bonuses, employee travel and expenses and other costs related to integration activities associated with the Ryan’s acquisition. Merger integration costs of approximately $15.4 million have been expensed as incurred since November 1, 2006, of which approximately $4.5 million were expensed during fiscal year 2008, and are recorded in “Merger Integration Costs” in the accompanying consolidated statements of operations.
Results of Operations
     The following discussion reflects our historical results for the fiscal years ended June 27, 2007 and July 2, 2008. Our operating results include the impact of Ryan’s operations and the impact of the related refinancing of our indebtedness and Ryan’s indebtedness for the period November 1, 2006 (the acquisition date) through June 27, 2007 and for all of fiscal year 2008. Our future results may not be consistent with our historical results. The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report.
Fiscal Year 2007 compared to Fiscal Year 2008

	Year Ended
	June 27,	July 2,
	2007	2008
	(Dollars in thousands)
Significant items that impacted results of operations:
Closed restaurant costs (1)	$3,822	$4,928
Impairment of assets (2)	415	404,747
Loss on sale leaseback transactions (3)	2,498	—
Loss on litigation settlement (4)	7,641	131
Merger integration costs (5)	10,938	4,472

(1)
Closed restaurant costs were $3.8 million for fiscal year 2007 as compared to $4.9 million for fiscal year 2008. The increase was due in large part to the closure of eleven underperforming restaurants in the normal business course for the fiscal year ended June 27, 2007 compared to 24 store closures in the normal business course for the fiscal year ended July 2, 2008.

The Company closed a total of 78 underperforming steak-buffet restaurants during the fiscal year ended July 2, 2008 and incurred total charges of $13.5 million. These charges were expensed as incurred pursuant to SFAS 146 and included cash charges of approximately $4.7 million and non-cash charges of approximately $8.8 million. The $4.7 million of cash charges included approximately $1.8 million related to lease termination costs and obligations, $1.4 million related to employee termination costs and approximately $1.5 million related to other associated costs. The break-down of the 78 closures and the classification of the related charges are discussed below.

Charges of approximately $4.9 million, included in the $13.5 million of total charges above, related to the closure of eleven steak-buffet restaurants and additional costs incurred on previously closed restaurants. These charges are recorded in “Closed Restaurant Costs” in the accompanying consolidated statements of operations. Charges of approximately $0.8 million were related to four Ryan’s brand restaurants, closed subsequent to the Merger anniversary date, and are recorded in “Merger and Integration Costs” in the accompanying consolidated statements of operations.

In addition to the $13.5 million of total charges above, charges of approximately $3.1 million related to the closure of nine Ryan’s brand restaurants, closed prior to the Merger anniversary date, were charged to goodwill pursuant to EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. See Note 12 — “Acquisitions” for further discussion of the merger with Ryan’s.

Subsequent to the Petition Date, the Company rejected the leases and closed 54 underperforming restaurants as part of its reorganization plan under Chapter 11. In accordance with SOP 90-7, cash and non-cash charges associated with these closures of approximately $7.8 million are classified as “Reorganization Items, net” in the accompanying consolidated statement of operations. See Note 13 — “Reorganization Items” for further details surrounding these closures.

(2)
We test property and equipment, as well as goodwill and other intangibles, annually or whenever events or circumstances indicate that the carrying amount of a restaurant’s assets may not be recoverable. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows, namely as individual restaurants. Asset impairments of $0.4 million were recognized in fiscal year 2007 related to the carrying value of our long-lived assets for one restaurant. During the 2008 fiscal year, we recognized losses of approximately $20.7 million related to impairments of the carrying value of our long-lived assets for 47 restaurants, as the carrying value of these long-lived assets exceeded their fair value. In addition, we recognized losses of approximately $384.0 million related to the impairment of goodwill and certain intangible assets.

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

(4)
Loss on litigation settlement represents the costs associated with the settlement of a class action lawsuit against HomeTown Buffets, Inc. and OCB Restaurant Company, LLC. See Item 3. “Legal Proceedings” elsewhere in this report for further details. The settlement received preliminary court approval on September 12, 2007, but final court approval was not obtained prior to the Petition Date. The matter represents a pre-petition unsecured claim subject to resolution under the bankruptcy proceeding. The Company previously recorded the expected settlement of $7.2 million in the accrued litigation reserve. This amount is a pre-petition liability and is classified in “Liabilities Subject to Compromise” in the accompanying consolidated balance sheet.

(5)	Merger integration costs represent professional fees, performance bonuses and employee travel and expenses related to integration activities associated with the Ryan’s acquisition.

     The following table sets forth our results of operations based on the percentage relationship of the items listed to our restaurant sales during the periods shown:

	Year Ended		Year Ended
	June 27, 2007		July 2, 2008
	(Dollars in thousands)
Restaurant sales	$1,419,108	100.0%	$1,588,450	100.0%
Restaurant costs:
Food	491,027	34.6	552,910	34.8
Labor	425,021	29.9	475,833	30.0
Direct and occupancy	360,886	25.4	415,035	26.1

Total restaurant costs	1,276,934	90.0	1,443,778	90.9
Advertising expenses	33,896	2.4	42,275	2.7
General and administrative expenses	62,408	4.4	71,217	4.5
Closed restaurant costs	3,822	0.3	4,928	0.3
Impairment of assets	415	0.0	404,747	25.5
Loss on sale leaseback transactions	2,498	0.2	—	0.0
Loss on litigation settlement	7,641	0.5	131	0.0
Merger integration costs	10,938	0.8	4,472	0.3

Operating income (loss)	20,556	1.4	(383,098)	(24.1)
Other income	(936)	(0.1)	(673)	(0.0)
Interest income	(215)	(0.0)	(212)	(0.0)
Interest expense	79,664	5.6	93,371	5.9
Reorganization items, net	—	0.0	59,211	3.7
Loss related to refinancing	41,134	2.9	1,950	0.1

Loss before income taxes	(99,091)	(7.0)	(536,745)	(33.8)
Income tax (benefit) expense	17,650	1.2	(6,099)	(0.4)

Net loss	$(116,741)	(8.2)	$(530,646)	(33.4)

Certain percentage amounts do not sum to total due to rounding.
     The following narrative should be read in conjunction with the significant items that impacted results of operations discussed above.
     Restaurant Sales. Restaurant sales increased $169.3 million, or 11.9%, compared with the fiscal year ended June 27, 2007, primarily due to the merger with Ryan’s. Excluding the restaurants acquired in the merger with Ryan’s, restaurant sales decreased $13.3 million or 1.4%, during fiscal year 2008.
     Average weekly sales for fiscal year 2008 decreased approximately 0.3% to $48,773 as compared to the prior fiscal year. Same-store sales for fiscal year 2008 decreased by 3.0% as compared to the prior fiscal year. This decrease was primarily attributable to a 4.8% decline in guest traffic, partially offset by a 1.8% increase in average check and the closure of 78 underperforming restaurants during the period. Same-stores sales calculations reflect those restaurants that have been in operation for at least eighteen operating periods.
     Restaurant Costs. Restaurant costs for fiscal year 2008 increased $166.8 million or 13.1% primarily due to the merger with Ryan’s. On a consolidated basis, restaurant costs as a percentage of sales increased 90 basis points compared to the prior fiscal year. Excluding the restaurants acquired in the merger with Ryan’s, restaurant costs decreased 10 basis points as a percentage of sales compared to the prior fiscal year due to a decrease in labor costs as a percentage of sales.
     Food costs increased $61.9 million, or 12.6%, and increased 20 basis points as a percentage of sales during fiscal year 2008 both on a consolidated basis and excluding the restaurants acquired in the merger with Ryan’s. This increase in food costs is primarily due to higher commodity costs for corn, wheat, chicken and beef prices, as well as due to higher world-wide demand for cheese and dairy products.

     Labor costs increased $50.8 million, or 12.0%, during fiscal year 2008 primarily due to the merger with Ryan’s. On a consolidated basis, labor costs increased 10 basis points as a percentage of sales compared to the prior fiscal year. Excluding the restaurants acquired in the Ryan’s merger, labor costs decreased 10 basis points as a percentage of sales compared to the prior fiscal year. The consolidated increase was primarily due to wage inflation as a result of a federal minimum wage increase on July 24, 2007, as well as minimum wage increases in several states effective January 1, 2008, which had a larger impact on the Ryan’s brand in fiscal year 2008.
     Direct and occupancy costs increased $54.1 million, or 15.0%, during fiscal year 2008 primarily due to the merger with Ryan’s. On a consolidated basis, direct and occupancy costs increased by 70 basis points as a percentage of sales compared to the prior fiscal year. Excluding the restaurants acquired in the Ryan’s merger, direct and occupancy costs decreased 20 basis points as a percentage of sales. The consolidated increase is primarily due to higher direct and occupancy costs as a percentage of sales in the Ryan’s system than our historical average as a result of the sale-leaseback transaction initiated as part of the Merger.
     Advertising Expenses. Advertising costs increased $8.4 million, or 24.7%, and increased 30 basis points as a percentage of sales, during fiscal year 2008 versus the prior fiscal year. Historically, Ryan’s did not incur significant media advertising expenditures. Throughout the current fiscal year, we have increased our advertising spend on both brands in an effort to drive incremental sales in this challenging economy.
     General and Administrative Expenses. General and administrative expenses increased $8.8 million, or 14.1%, during fiscal year 2008 primarily due to the merger with Ryan’s. On a consolidated basis, general and administrative expenses increased 10 basis points as a percentage of sales compared to the prior fiscal year. Excluding the restaurants acquired in the Ryan’s merger, general and administrative costs decreased 90 basis points. The consolidated increase is primarily due to increase in bonus and 401(K) matching benefit accruals compared to the prior fiscal year.
     Interest Expense. Interest expense increased $13.7 million, or 30 basis points as a percentage of sales, during fiscal year 2008 compared to the prior fiscal year primarily due to higher interest rates paid on our pre-petition and DIP financing and accelerated amortization of debt issuance costs related to pre-petition debt rolled over to the DIP Credit Agreement, offset by the fact that we are no longer accruing interest on our 12 1/2% Senior Notes.
     Loss Related to Refinancing. Loss related to refinancing decreased 280 basis points as a percentage of sales during fiscal year 2008 compared to the prior fiscal year, principally due to the significant refinancing costs incurred in the prior year related to the Ryan’s merger. Fiscal year 2008 refinancing costs related to the third amendment to our Credit Facility and to our Dip Credit Agreement. Fiscal year 2007 refinancing costs included $31.6 million of cumulative debt discount related to Buffets senior subordinated notes and Buffets Holdings senior discount notes and approximately $8.7 million of debt issuance costs related to the predecessor credit facility, senior subordinated notes and senior discount notes.
     Reorganization items, net. Reorganization items, net of $59.2 million are primarily comprised of $31.2 million in lease rejection costs, $14.7 million in professional fees related to the Bankruptcy, $7.8 million related to closed store costs for stores whose leases were rejected in connection with the Bankruptcy and $6.9 million related to executory contract rejection costs. These costs were partially offset by $1.9 million in gains on extinguishment of rejected executory contracts.
     Income Taxes Income tax expense (benefit) decreased 160 basis points as a percentage of sales during fiscal year 2008 compared to the prior fiscal year, principally due to an increase in our current year pretax loss and the change in our effective tax rate from (17.8%) in fiscal year 2007 to 1.14% in fiscal year 2008. The change in the effective tax rate is primarily due to a prior year charge of $45.5 million to recognize a tax valuation allowance against our deferred tax assets, a current year decrease in our deferred tax valuation allowance related to Ryan’s of $10.8 million and a reduction of our tax reserves of approximately $1.4 million. The impact of these items was partially offset by a $3.0 million charge to increase our deferred tax valuation allowance resulting from a change in expectations from an expected taxable gain to an expected taxable loss from the anticipated sale of our Tahoe Joe’s Famous Steakhouse® restaurants and $2.5 million charge to accrue quarterly interest on tax reserve items.
     Excluding the impacts of the adjustments above, our effective rate for fiscal year 2008 is approximately (0.1)%. The difference between this rate and the 35% statutory rate is primarily due to an increase in our valuation allowance to offset 100% of the tax benefits generated by our loss before income taxes. As a result, this rate primarily reflects state income tax expense for fiscal year 2008.

Fiscal Year 2006 compared to Fiscal Year 2007

	Year Ended
	June 28,	June 27,
	2006	2007
	(Dollars in thousands)
Significant items that impacted results of operations:
Credit card claim settlement (1)	$(715)	$—
Shareholders’ rights repurchase (2)	757	—
Closed restaurant costs (3)	6,023	3,822
Impairment of assets (4)	5,964	415
Loss on sale leaseback transactions (5)	—	2,498
Loss on litigation settlement (6)	—	7,641
Merger integration costs (7)	—	10,938

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

(3)
Closed restaurant costs were $6.0 million for fiscal year 2006 as compared to $3.8 million for the fiscal year 2007. The decrease was in large part due to the closure of nineteen under performing restaurants in fiscal year 2006 compared with eleven store closures in fiscal year 2007. During fiscal year 2007, we incurred charges related to these store closures of approximately $1.7 million. These charges included approximately $1.1 million related to lease termination costs and obligations, $0.2 million related to employee termination costs and obligations, and $0.4 million related to other associated costs. In addition, non-cash charges related to these closures were approximately $0.4 million. The remaining charges of approximately $1.7 million related to changes in reserve estimates related to previously closed stores, terminations of sublease agreements and other related costs. In addition, we closed 21 Ryan’s brand restaurants between November 1, 2006 (acquisition date) and June 27, 2007. Charges related to these 21 closures were charged to goodwill pursuant to EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. See Note 12 - “Acquisitions” to our accompanying consolidated financial statements for further discussion of our merger with Ryan’s.

(4)
We test property and equipment for impairment annually or whenever events or circumstances indicate that the carrying amount of a restaurant’s assets may not be recoverable. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows, namely as individual restaurants. During fiscal years 2006 and 2007, we recognized losses of approximately $6.0 million and $0.4 million, respectively, related to impairments of the carrying value of our long-lived assets for 33 and one under performing restaurant(s), respectively, as the carrying value of these long-lived assets exceeded their fair value.

(5)
During the second quarter of fiscal year 2007, we entered into a sale leaseback transaction whereby we transferred our leasehold interests and leasehold improvements with respect to seven restaurants to a third party for net proceeds of approximately $8.4 million. We simultaneously entered into long-term leases for those restaurants with an aggregate initial annual rent of approximately $0.9 million. In connection with this sale leaseback transaction, we recorded a loss of approximately $2.5 million primarily to reflect the impairment of certain of the properties for which the net proceeds were less than the book value of the leasehold assets. In addition, the net proceeds for certain of the properties were greater than the book value of the leasehold assets resulting in a deferred gain of approximately $0.9 million. The deferred gain will be accreted over the life of the respective restaurant leases, ranging from 19-21 years.

(6)
Loss on litigation settlement represents the costs associated with the settlement of a class action lawsuit against HomeTown Buffets, Inc. and OCB Restaurant Company, LLC. See Item 3. “Legal Proceedings” elsewhere in this report for further details. The settlement received preliminary court approval on September 12, 2007, but final court approval was not obtained prior to the Petition Date. The matter represents a pre-petition unsecured claim subject to resolution under the bankruptcy proceeding. The Company previously recorded the expected settlement of $7.2 million in the accrued litigation reserve. This amount is a pre-petition liability and is classified in “Liabilities Subject to Compromise” in the accompanying consolidated balance sheet.

(7)	Merger integration costs represent professional fees, performance bonuses and employee travel and expenses related to integration activities associated with the Ryan’s acquisition.

     The following table sets forth our results of operations based on the percentage relationship of the items listed to our restaurant sales during the periods shown:

	Year Ended		Year Ended
	June 28, 2006		June 27, 2007
	(Dollars in thousands)
Restaurant sales	$963,162	100.0%	$1,419,108	100.0%
Restaurant costs:
Food	327,245	34.0	491,027	34.6
Labor	274,652	28.5	425,021	29.9
Direct and occupancy	227,680	23.6	360,886	25.4

Total restaurant costs	829,577	86.1	1,276,934	90.0
Advertising expenses	30,637	3.2	33,896	2.4
General and administrative expenses	44,198	4.6	62,408	4.4
Shareholders’ rights repurchase	757	0.1	—
Closed restaurant costs	6,023	0.6	3,822	0.3
Impairment of assets	5,964	0.6	415	0.0
Loss on sale leaseback transactions	—	0.0	2,498	0.2
Loss on litigation settlement	—	0.0	7,641	0.5
Merger integration costs	—	0.0	10,938	0.8

Operating income	46,006	4.8	20,556	1.4
Other income	(994)	(0.1)	(936)	(0.1)
Interest income	(375)	(0.0)	(215)	(0.0)
Interest expense	52,242	5.4	79,664	5.6
Loss related to refinancing	647	0.1	41,134	2.9

Loss before income taxes	(5,514)	(0.6)	(99,091)	(7.0)
Income tax expense	459	0.0	17,650	1.2

Net loss	$(5,973)	(0.6)	$(116,741)	(8.2)

Certain percentage amounts do not sum to total due to rounding.
     The following narrative should be read in conjunction with the significant items that impacted results of operations discussed above.
     Restaurant Sales. Restaurant sales increased $455.9 million, or 47.3%, compared with the fiscal year ended June 28, 2006, primarily due to the Ryan’s acquisition. Excluding Ryan’s restaurant sales, restaurant sales decreased $23.8 million or 2.5% during the 2007 fiscal year.
     Average weekly sales for fiscal year 2007 for the Buffet brand restaurants increased approximately 0.9% to $53,290 as compared to the prior fiscal year. Same store sales for fiscal year 2007 decreased by 0.7% for the Buffets brand restaurants as compared to the prior fiscal year. This decrease was primarily attributable to a 3.3% decline in guest traffic, partially offset by a 2.6% increase in average check. Average weekly sales on a pro forma basis for fiscal year 2007 for the Ryan’s brand restaurants decreased approximately 5.2% to $44,458. Same-store sales on a pro-forma basis for fiscal year 2007 for the Ryan’s brand restaurants decreased by 6.3%. This decrease was primarily attributable to a 7.3% decline in guest traffic, partially offset by a 1.0% increase in average check. Same store sales calculations reflect those restaurants that have been in operation for at least eighteen operating periods.
     Restaurant Costs. Restaurant costs for fiscal year 2007 increased $447.4 million or 53.9% primarily due to the merger with Ryan’s. Restaurant costs as a percentage of sales increased 390 basis points compared with the prior fiscal year. Excluding restaurants acquired in the Ryan’s merger, restaurant costs increased 230 basis points as a percentage of sales due to a declining sales base.
     Food costs increased $163.8 million or 50.0% during fiscal year 2007 primarily due to the merger with Ryan’s. Food costs increased 60 basis points as a percentage of sales during fiscal year 2007 as compared to the prior fiscal year. Excluding the restaurants acquired in the Ryan’s merger, food costs increased 80 basis points primarily due to higher commodity costs due to increases in corn prices as well as due to higher world-wide demand for cheese and dairy products.

     Labor costs increased $150.4 million or 54.7% during fiscal year 2007 primarily due to the merger with Ryan’s. Labor costs increased 140 basis points as a percentage of sales versus those experienced in the prior fiscal year primarily due to a higher labor complement in the Ryan’s system than our historical average. Excluding the restaurants acquired in the Ryan’s merger, labor costs increased 80 basis points, primarily due to wage inflation as a result of minimum wage increases in several states effective January 1, 2007 and other modest wage increases.
     Direct and occupancy costs increased $133.2 million or 58.5% during fiscal year 2007 primarily due to the merger with Ryan’s. Direct and occupancy costs increased by 180 basis points as a percentage of sales versus the comparable period in the prior fiscal year primarily due to higher direct and occupancy costs as a percentage of sales in the Ryan’s system than our historical average. Excluding the restaurants acquired in the Ryan’s merger, direct and occupancy costs increased 70 basis points as a percentage of sales due to tightened sales leverage, resulting from the fixed-cost nature of our occupancy costs over a declining sales base.
     Advertising Expenses. Advertising costs increased $3.3 million or 10.6%, but decreased 80 basis points as a percentage of sales during fiscal year 2007 versus the prior fiscal year. Historically, Ryan’s did not incur significant media advertising expenditures. We intend to continue to test advertising at Ryan’s and, if successful, expect to expand our advertising plan to include Ryan’s going forward.
     General and Administrative Expenses. General and administrative expenses increased $18.2 million or 41.2%, but decreased 20 basis points as a percentage of sales during fiscal year 2007 as compared to the prior fiscal year. This decrease was largely due to synergies captured in connection with the Ryan’s merger.
     Interest Expense. Interest expense increased $27.4 million or 20 basis points as a percentage of sales during fiscal year 2007 versus the prior fiscal year primarily due to rising interest rates on our term loans and the impact of higher accretion of non-cash interest expense on our senior subordinated and senior discount notes for the first eighteen weeks of fiscal year 2007, as well as the significant increase in our variable rate long-term debt balances as the result of our debt refinancing in November 2006.

     Loss Related to Refinancing. Effective as of July 28, 2005, we entered into an amendment to our prior credit facility. In connection with this amendment, we incurred $0.6 million in transaction fees during the first quarter of fiscal year 2006. On November 1, 2006, due to the merger with Ryan’s, we refinanced our long-term debt. In connection with this refinancing, we wrote off approximately $31.6 million of cumulative debt discount related to Buffets senior subordinated notes and Buffets Holdings senior discount notes and approximately $8.7 million of debt issuance costs related to the predecessor credit facility, senior subordinated notes and senior discount notes. The remaining charges represent transaction fees, including $0.8 million incurred in conjunction with an amendment to our credit facility in March 2007.
     Income Taxes. Income tax (benefit) expense increased 120 basis points as a percentage of sales for fiscal year 2007 compared to fiscal year 2006. This increase is largely attributable to a $45.5 million tax valuation allowance recorded against our deferred tax assets due to the large increase in loss before income taxes in fiscal 2007. Net deferred tax assets were $48.5 million, after adjusting for non-amortizing deferred tax liabilities related to Ryan’s intangible assets. The $45.5 million tax valuation allowance was derived by reducing the net deferred tax assets of $48.5 million by $3.0 million related to the expected deferred tax asset utilization from the proposed sale of our Tahoe Joe’s restaurants. This sale was postponed as a result of the Bankruptcy.
     The decrease in the effective tax rate was primarily due to the $45.5 million charge to establish the tax valuation allowance discussed above. This increase in tax expense has a decremental impact on the effective tax rate relative to the statutory rate given our tax position reflected in our fiscal year 2007 consolidated statement of operations of net tax expense recognized on large pre-tax losses. The impact of this valuation allowance charge was offset in part by an increase in income tax benefit, principally due to the large increase in loss before income taxes and the favorable impact in the current fiscal year of repurchasing our outstanding 13 7/8% senior discount notes on November 1, 2006, as compared to the unfavorable historical impact of the non-deductible portion of the interest on these notes. The $45.5 million charge was further offset by the impact of general business credits, primarily related to the renewal of WOTC and other related tax credits by the U.S. Congress during our third fiscal quarter. As such, the effective tax rate applied to our pretax loss for fiscal year 2007 includes a cumulative catch-up on the backlog of credits that were on hold until the extension of the tax statute was signed into law. These favorable items offsetting the valuation allowance charge had an incremental impact on the effective tax rate in the current fiscal year given our tax position of net tax expense recognized on large pre-tax losses.
Liquidity and Capital Resources
     We are a holding company with no operations or assets of our own other than the capital stock of our subsidiaries. Our operations are conducted through our subsidiaries. Cash flows generated from our operating activities generally provide us with a source of liquidity. Our sales are primarily for cash or credit and settlement occurs within a few days. Our cash flow from operations is used for payments to vendors, capital expenditures, including remodeling initiatives, general corporate purposes and debt service payments. Vendors are paid on terms generally ranging from cash on delivery to 35 days.
     On January 3, 2008, Buffets announced that it elected to take advantage of the 30-day grace period with respect to the missed interest payment, due January 2, 2008, on its 12 1/2% Senior Notes to pursue restructuring discussions with its creditors. The total amount of the missed interest payment was approximately $18.8 million. Those discussions with creditors did not result in a viable restructuring plan and on January 22, 2008, as the result of these failed discussions and due to significantly limited liquidity caused by a variety of factors including a decrease in discretionary spending by our core customer segment and higher food, labor and energy prices, we and each of our subsidiaries filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court.
     The Bankruptcy triggered the immediate acceleration of, and events of default to occur under, certain of our direct financial obligations, including, among others, amounts outstanding under the Pre-Petition Credit Facility and our 12 1/2% Senior Notes. The Bankruptcy stayed the ability of the lenders under the Pre-Petition Credit Facility and the holders of our 12 1/2% Senior Notes from seeking remedies to enforce their rights during the Bankruptcy. As a result of the stay and our Bankruptcy, our short-term liquidity needs arise primarily from principal and interest payments under the DIP Credit Agreement (discussed below), capital expenditures and working capital requirements. Our primary sources of liquidity are cash flows from operations and available cash.

     In connection with the Bankruptcy, the Debtors entered into the DIP Credit Agreement to provide bankruptcy financing. The $285.0 million DIP Credit Agreement provides for a maximum of $200.0 million of Rollover Loans and an $85.0 million New Money Loan. The actual amount of pre-petition debt rolled into the DIP Credit Agreement was $199.6 million. Of the $85.0 million new money facility, $30.0 million was drawn on January 23, 2008, and $55.0 million was drawn on April 30, 2008. The proceeds of the new money facility incurred under the DIP Credit Agreement are being used to fund the continued operations of the Debtors’ businesses, pay certain expenses and fees incurred in connection with the Bankruptcy, support working capital needs and for general corporate purposes.
     On March 12, 2008, we received final approval from the Bankruptcy Court for the Third Amendment (the “Third Amendment”) to the Pre-Petition Credit Facility. In accordance with the Third Amendment, we may continue to renew letters of credit originally issued under the Pre-Petition Credit Facility notwithstanding the fact that we filed a petition for relief under Chapter 11 of the Bankruptcy Code. See “Credit Facilities and Other Long-Term Debt” below.
     Operating Activities. Net cash provided by operating activities was $49.3 million and $6.0 million for the fiscal years ended June 28, 2006 and June 27, 2007, respectively, and net cash used in operating activities was $32.5 million for the fiscal year ended July 2, 2008. The overall decline in net cash provided by operating activities in fiscal year 2008 is primarily attributable to a $24.3 million increase in cash interest payments, $15.9 million in cash paid for reorganization items related to the Bankruptcy and $35.3 million in cash used for prepaid expenses and other current assets, partially offset by a decrease of $29.2 million in cash paid for income taxes. The large increase in cash used for prepayments is primarily due to a current year shift in timing of payment related to marketing initiatives versus the prior fiscal year, as well as significant deposits refunded in the prior year comprised of the collection of a $10.0 million long-term deposit from one of our former distributors and the sale of $4.8 million of company-owned life insurance contracts in the prior fiscal year. The overall decline in net cash provided by operating activities for fiscal year 2007 is primarily attributable to a $24.1 million increase in cash payments for interest, a $27.7 million increase in cash payments for income taxes and $10.9 million in non-capitalizable merger integration costs related to the merger with Ryan’s. Net cash used in operating activities was lower than net loss for the fiscal year ended July 2, 2008 principally due to the effect of non-cash depreciation and amortization, write-off of debt issuance costs, reorganization items of $59.2 million and impairments of $404.7 million. Net cash provided by operating activities exceeded net loss for fiscal year 2007 principally due to the effect of noncash depreciation and amortization, write off of debt issuance costs, premiums expensed on our debt refinancing, accretion of original issue discounts, the collection of a long-term deposit of $10.0 million and the liquidation of company owned life insurance contracts of $4.8 million.
     Investing Activities. Net cash used in investment activities was $32.7 million, $180.6 million and $13.8 million for the fiscal years ended June 26, 2008, June 27, 2007 and July 2, 2008, respectively. During fiscal year 2008, our property and equipment related capital expenditures of $36.7 million represented remodeling and improvement cost on our existing restaurants. This use of cash was partially offset by cash provided by our sale of certain assets held for sale resulting in gross proceeds of $14.7 million and cash reorganization items of $7.4 million. During fiscal year 2007, our property and equipment related capital expenditures of $40.9 million represented remodeling and improvement cost on our existing restaurants. On November 1, 2006, we acquired certain assets and liabilities of Ryan’s for approximately $168.8 million.
     Financing Activities. Net cash used in financing activities was $17.0 million for the fiscal year ended June 28, 2006 and net cash provided by financing activities was $159.0 million and $110.3 million for the fiscal years ended June 27, 2007 and July 2, 2008, respectively. During fiscal year 2008, financing activities consisted primarily of net borrowings of $81.3 million under our DIP Credit Agreement and $49.2 million under the revolving portion of our Pre-Petition Credit Facility, offset in part by $4.6 million of term loan repayments under the Pre-Petition Credit Facility. In addition, we had a net increase in restricted cash of $2.4 million, financed $8.1 million in prefunded letters of credit and $3.0 million in utility related deposits and incurred $2.4 million in debt issuance costs related to the DIP Credit Agreement. During fiscal year 2007, financing activities primarily consisted of proceeds of $543.0 million from our Pre-Petition Credit Facility and the issuance of $300.0 million of our 12 1/2% Senior Notes, offset in part by $183.4 million of term loan repayments, $180.8 million for the repurchase of our 11 1/4 % Senior Subordinated Notes, $105.3 million for the repurchase of our 13 7/8% senior discount notes and $145.0 million for the repayment of Ryan’s notes payable. In addition, we incurred $32.6 million in debt refinancing premiums and $36.9 million of debt issuance costs related to the refinancing of our Pre-Petition Credit Agreement and the issuance of our 12 1/2% Senior Notes.

Future Capital Expenditures. During fiscal year 2009, we plan to:
▪
Spend approximately $20.0 million to $25.0 million on remodeling and improvement costs that will be capitalized. These capital improvements will depend on the specific needs of the restaurants and cash availability. Remodels incorporate design elements to update the décor of our existing facilities including a lighter, more contemporary interior design and expanded dessert displays. Other improvement costs include a variety of outlays such as new carpet, equipment and minor leasehold improvements and display grill installations.

▪	Spend approximately $1.0 million on miscellaneous corporate and information systems investments.

▪
Spend approximately $15.0 million to $25.0 million on capital improvements for restaurants throughout our system. These capital improvements will depend on the specific needs of the restaurants and the availability of liquidity through our existing credit lines.

     In July 2008, one of our major distributors filed for Chapter 11 bankruptcy protection. As a result, we have agreed to purchase $3.7 million in proprietary goods currently warehoused in their facilities. In addition, we have agreed to purchase these items directly from the manufacturers going forward, in an effort to ease the financial burden on our distributor. If these manufacturers require us to prepay for these goods, or if our distributor changes its bankruptcy status to Chapter 7, we could experience an increase in supply costs and disruptions in our distribution system, which could affect our business, liquidity and results of operations.
Credit Facilities and Other Long Term Debt
Post-Petition Financing
Debtor-in-Possession Credit Agreement
     In connection with the Bankruptcy, the Debtors entered into the DIP Credit Agreement. The $285.0 million DIP Credit Agreement provides for a maximum of $200.0 million of Rollover Loans and an $85.0 million New Money Loan. The actual amount of pre-petition debt rolled into the DIP Credit Agreement was $199.6 million. Of the $85.0 million new money facility, $30.0 million was drawn on January 23, 2008 and the remaining $55.0 million was drawn on April 30, 2008. The proceeds of the new money loans borrowed under the DIP Credit Agreement are being used to fund the continued operations of the Debtors’ businesses, pay certain expenses and fees incurred in connection with the Bankruptcy, support the Debtors’ working capital needs and for general corporate purposes.
     Borrowings under the DIP Credit Agreement bear interest at LIBOR plus 7.25%, payable in cash monthly. The LIBOR rate will float throughout the life of the DIP Credit Agreement, provided that at no time during the life of the DIP Credit Agreement will the applicable LIBOR rate for amounts outstanding under the New Money Loan of the DIP Credit Agreement be less than 4.00% per annum or greater than 5.00% per annum. In addition, the DIP Credit Agreement obligates the Debtors to pay certain fees to the agents and lenders thereunder, as described in the DIP Credit Agreement.
     The DIP Credit Agreement requires payment of all amounts borrowed under the new money facility, together with accrued and unpaid interest, by January 22, 2009 (the “Maturity Date”). The Debtors have the right to voluntarily prepay any borrowing, in whole or in part at any time. Subject to certain exceptions, the Debtors are subject to mandatory prepayment of the principal amount in the event of certain asset sales or receipt of cash proceeds from the incurrence of indebtedness.
     Obligations under the DIP Credit Agreement are secured by (i) a lien on all of the assets of the Debtors (which lien will have a first priority with respect to substantially all of the Debtors’ assets), including a pledge of all of the equity interests of each of our domestic subsidiaries and (ii) a super-priority administrative claim in each of the Bankruptcy. Our obligations under the DIP Credit Agreement are guaranteed by each of Buffets’ subsidiaries which is a Debtor pursuant to a Guarantee and Collateral Agreement, dated as of January 22, 2008, among Buffets, the Company, the subsidiaries of Buffets’ named therein and Credit Suisse as Collateral Agent.

     The DIP Credit Agreement allows for one automatic six-month extension of the Maturity Date if the principal balance outstanding under the new money facility of the DIP Credit Agreement is less than or equal to $50.0 million on such date, provided that if the Company receives $10.0 million or more in asset sale proceeds during the first twelve months after the Petition Date, the automatic six-month extension of the maturity will be available only if the principal balance outstanding under the new money DIP Credit Agreement is less than or equal to $40.0 million on such date. If the principal balance outstanding under the new money DIP Credit Agreement is greater than $50.0 million (or greater than $40.0 million, if the Company receives $10.0 million or more in asset proceeds during the first twelve months after the Petition Date) on the twelve-month anniversary, a six-month extension may be granted with the consent of the holders of a majority in amount of the outstanding new money loans.
     The DIP Credit Agreement contains customary representations, warranties and covenants by the Debtors, including, without limitation, reporting requirements, financial covenants (including a requirement to maintain minimum financial results as defined therein), milestones related to the restructuring process, and limitations on our ability to sell assets.
     The New Money Loan under the DIP Credit Agreement may be accelerated following certain events of default, including (without limitation) any breach by the Debtors of any of the representations, warranties or covenants made in the DIP Credit Agreement, the dismissal by the Bankruptcy Court of any of the Bankruptcy, the conversion of any of the Bankruptcy to a case under Chapter 7 of the Bankruptcy Code or the appointment of a trustee pursuant to Chapter 11 of the Bankruptcy Code.
     We continuously monitor our compliance with the financial covenants in the DIP Credit Agreement and, as of July 2, 2008, we were in compliance with these covenants. Subsequent to July 2, 2008, we became aware that, depending on our future results, we may not maintain the minimum consolidated EBITDA required under the terms of the DIP Credit Agreement and therefore may breach that covenant. Accordingly, we initiated discussions with the lenders under the DIP Credit Agreement to amend or waive such covenant. As a result of those discussions, on September 26, 2008, we entered into a Forbearance Agreement and Second Amendment to Credit Agreement (the “Forbearance Agreement”). Under the Forbearance Agreement, the administrative agent and the lenders agreed to forbear from exercising their default-related rights and remedies with respect to the potential breach of the minimum consolidated EBITDA covenant through October 15, 2008 and to amend the EBITDA covenant thresholds for the remaining term of the agreement. The agreement calls for a 1.0% increase in the annual interest rate paid with respect to the New Money Loan from LIBOR plus 7.25% to LIBOR plus 8.25%. The 4.0% per annum LIBOR floor and the 5.0% per annum LIBOR ceiling discussed above still apply under the terms of the Forbearance Agreement. The interest rate on the rollover loans remains unchanged under the Forbearance Agreement. The Forbearance Agreement also requires the Company to pay certain fees to the agents and lenders thereunder, as more fully described in the Forbearance Agreement. The Forbearance Agreement is subject to Bankruptcy Court approval, which is expected to occur on October 15, 2008. There are no assurances that we will be successful in obtaining Bankruptcy Court approval and failure to obtain such approval could have a material adverse effect on us. If we are unable to obtain approval of the agreement and an event of default were to occur under the DIP Credit Agreement, the lenders would be permitted to accelerate the repayment of amounts outstanding under the New Money Loans and letters of credit outstanding under our Letter of Credit Reimbursement and Security Agreement dated February 27, 2008, subject to the availability of certain cure periods. If the lenders under the DIP Credit Agreement accelerate the maturity of the facility, we will be unable to make such payments unless we can find other sources of financing or capital. We believe it will be extremely difficult to obtain alternative financing or additional capital. In addition, our ability to enter into agreements for alternative sources of financing is subject to the approval of the Bankruptcy Court. Failure to repay the amounts due under the DIP Credit Agreement upon acceleration would significantly impede our ability to remain in Chapter 11 and could force us into liquidation. In a liquidation, holders of our 12.5% Senior Notes may not receive any value for their holdings. Even if we are able to refinance or repay the amounts due under the DIP Credit Agreement upon acceleration, such a repayment would severely impact our liquidity which would make it difficult to operate our business. Furthermore, even if we obtain approval of the Forbearance Agreement, there can be no assurance that we will continue to remain in compliance with the amended covenants.
Pre-Petition Financing
Credit Facility
     On November 1, 2006, Buffets entered into a new $640.0 million senior secured credit facility (the “Pre-Petition Credit Facility”) comprised of (i) a senior secured term loan in an aggregate principal amount of $530.0 million which matures on November 1, 2013 (the “Term Facility”), (ii) a senior secured revolving credit facility in an aggregate principal amount of up to $40.0 million which matures on November 1, 2011 (the “Revolving Facility”), of which up to $20.0 million is available through a sub facility in the form of letters of credit and (iii) a senior secured pre-funded synthetic letter of credit facility in an aggregate principal amount of $70.0 million which matures on May 1, 2013 (the “Synthetic Letter of Credit Facility”).
     Effective as of March 13, 2007, Buffets and the Company entered into an amendment to its Pre-Petition Credit Facility. The amendment added a revolving loan feature to the Synthetic Letter of Credit Facility (cumulatively referred to as the “Synthetic Revolving Facility”), whereby the Company may secure letters of credit and/or revolving loans in an aggregate principal amount of $70.0 million.
     On January 10, 2008, we entered into the Forbearance Agreement with the Pre-Petition Credit Facility lenders. Among other things, the Forbearance Agreement provided that the lenders would forbear from exercising remedies related to certain pre-bankruptcy events of default, including the failure by the Company to maintain a minimum interest coverage ratio and a maximum leverage ratio, the failure by the Company to make the January 2, 2008 interest payment due on the Company’s 12 1/2% Senior Notes within the applicable 30-day grace period, and for the amendment of the Pre-Petition Credit Facility to, among other things, increase the interest rate margin applicable to LIBOR-based revolving and term loans to 7.25% and the interest rate margin applicable to alternate base rate revolving and term loans to 6.25%.
     The Bankruptcy triggered events of default under the Pre-Petition Credit Facility, as amended by the Forbearance Agreement, and the immediate acceleration of amounts outstanding under the Pre-Petition Credit Facility, other than the amounts rolled into the DIP Credit Agreement. The ability of the Pre-Petition Credit Facility lenders to seek remedies to enforce their rights under Pre-Petition Credit Facility is automatically stayed as a result of the Bankruptcy and the Pre-Petition Credit Facility lenders’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code.
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

     As of July 2, 2008, there was approximately $353.9 million outstanding under the Term Facility, $27.4 million outstanding under the Revolving Facility and $5.3 million outstanding under the Synthetic Revolving Facility, including $47.3 million outstanding letters of credit under the Pre-Petition Credit Facility. The Company is required to pay interest on all outstanding balances in the normal course throughout the Bankruptcy. It is the Company’s belief that all outstanding debt, other than the Super Secured amounts outstanding may be subject to compromise in the reorganization process. In accordance with the provisions of SOP 90-7, the Company classified the total $386.6 million outstanding under these obligations as “Liabilities Subject to Compromise” in the accompanying consolidated balance sheet and has continued to record interest expense at the stated, post-petition contractual amounts.
12 1/2% Senior Notes
     The issuance of Buffets’ 12 1/2% Senior Notes was consummated solely by means of a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). Buffets filed a registration statement with the Securities and Exchange Commission to exchange all of its $300.0 million 12 1/2% Senior Notes for notes registered under the Securities Act. The exchange offer was consummated on January 31, 2007. The 12 1/2% Senior Notes mature on November 1, 2014. Per the terms of the indenture, Buffets is required to pay semi-annual interest on the 12 1/2% Senior Notes on January 1 and July 1.
     The Bankruptcy triggered events of default under the indenture governing the 12 1/2% Senior Notes and the immediate acceleration of the outstanding principal amount and accrued but unpaid interest as of the Petition Date. The ability of the noteholders to seek remedies to enforce their rights under the indenture governing the 12 1/2% Senior Notes is automatically stayed as a result of our Bankruptcy and the noteholders’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code.
     In accordance with the provisions of SOP 90-7, the Company classified all amounts outstanding under this obligation as “Liabilities Subject to Compromise” in the accompanying consolidated balance sheet, and ceased the accrual of interest on these notes as of the Petition Date. As of July 2, 2008, the unpaid contractual interest on these notes was approximately $37.8 million, consisting of approximately $20.9 million of interest expense recorded in the accompanying financial statements through the Petition Date and approximately $16.9 million of excess contractual interest subsequent to the Petition Date through the end of the fiscal year. Management, in consultation with bankruptcy counsel, does not expect post-petition interest on this debt to be paid. As a result, we ceased accruing interest under this obligation as of the Petition Date in accordance with SOP 90-7.
Contractual Obligations
     The following table provides aggregate information about our material contractual payment obligations and the fiscal year in which these payments are due:

			Payments Due by Fiscal Year
	2009	2010	2011	2012	2013	Thereafter	Total
	(in thousands)
Long-term debt (1)	$653,945	$—	$—	$—	$—	$—	$653,945
Interest (2)	76,000	18,750	37,500	37,500	56,250	50,000	276,000
Operating leases (3)	90,606	95,369	90,123	83,962	79,145	985,387	1,424,592
Advisory fees (4)	—	—	—	—	—	—	—
Purchase obligations (5)	54,483	—	—	—	—	—	54,483
FIN 48 reserves (6)	—	—	—	—	—	—	—

Total contractual cash obligations	$875,034	$114,119	$127,623	$121,462	$135,395	$1,035,387	$2,409,020

(1)
Long-term debt payments for fiscal year 2009 shows the entire principal amount outstanding on the term loan portion of the Buffets’ Pre-Petition Credit Facility and the aggregate balance of Buffets’ 12 1/2% Senior Notes as currently due as a result of the Bankruptcy.

(2)
Amounts represent contractual interest payments on Buffets’ 12 1/2% Senior Notes. It is expected that this unsecured liability will be settled under the terms of the Bankruptcy Court. As a result, we ceased accruing interest on these notes as of the Petition Date. See Note 11 – “Liabilities Subject to Compromise” to our accompanying consolidated financial statements for details on actual interest amounts recorded. Also included is $1.0 million in interest expense related to the pending settlement of the interest rate swap. See Note 10 – “Debt” to our accompanying consolidated financial statements for details. Interest payments on Buffets’ variable-rate Pre-Petition Credit Facility and DIP Credit Agreement are excluded. The borrowings under these facilities bear interest at LIBOR plus a margin of 7.25% and mature on January 22, 2009. Of these borrowings, only the $85.0 million new money facility is subject to a 4.0% floor and a 5.0% ceiling. The interest rate at LIBOR plus 7.25% was 9.73% as of July 2, 2008. See Note 10 – “Debt” to our accompanying consolidated financial statements for details of our debt obligations.

(3)
Operating leases is comprised of minimum rents and contingent rents. Operating leases have not been reduced by minimum sublease rentals of approximately $3.0 million. During fiscal year 2008, we renegotiated several of our existing real property leases to reduce minimum rent payments and/or lease term. Annual savings from these lease modifications are expected to be approximately $2.5 million to $3.0 million and are reflected in the table above. Subsequent to year-end, the Bankruptcy Court approved several motions requesting the renegotiation of certain of our existing real property leases, reducing both minimum rent payments and lease term. Annual savings from these lease modifications are expected to be approximately $3.0 million to $3.5 million and are not included in the table above. Throughout the Bankruptcy, our obligations under our lease arrangements may continue to change significantly.

(4)
As a result of the Bankruptcy, we were required to refrain from making payments under the Caxton-Iseman Party agreement. In January 2008, as a result of the resignation of David S. Lobel from our Board of Directors, the management agreement with Sentinel Capital Partners, L.L.C. was terminated. We do not anticipate making any additional payments under these agreements and no amounts related to these agreements have been included in the table above. See Note 17 – “Related Party Transactions” for further details on these agreements.

(5)
In determining purchase obligations for this table, we used our interpretation of the definition set forth in the SEC Final Rule, Disclosure in Management’s Discussion and Analysis about Off-Balance Sheet Arrangements and Aggregate Contractual Obligations, which states, “a ‘purchase obligation’ is defined as an agreement to purchase goods or services that is enforceable and legally binding on the registrant and that specifies all significant terms, including: fixed minimum quantities to be purchased; fixed, minimum or variable/price provisions, and the approximate timing of the transaction.” In applying this definition, we have only included purchase obligations to the extent the failure to perform would result in formal recourse against us. Accordingly, certain procurement arrangements that indicate that we are to purchase future items are included, but only to the extent they include a recourse provision for our failure to purchase. As a result of the Bankruptcy, our obligations under our purchase agreements may significantly change in the future.

(6)
The Company has determined that all of its liabilities for uncertain tax positions under FIN 48 are long-term in nature. The Company is not able to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time. Therefore, the liability for uncertain tax positions of $23.8 million is excluded from the table above. See Note 16 – “Income Taxes” to our accompanying consolidated financial statements for further details.

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

New Accounting Standards
     In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141(R) (SFAS 141(R)), Business Combinations and SFAS 160, Non-controlling Interest in Consolidated Financial Statements, an amendment of ARB No. 51. These new standards will significantly change the accounting and reporting for business combination transactions and non-controlling (minority) interests in consolidated financial statements. SFAS 141 (R) and SFAS 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008, which is the Company’s fiscal year 2010. These standards will impact the Company if an acquisition is made or a minority interest is obtained after that effective date.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Quantitative and Qualitative Disclosures about Market Risk
     Interest Rate Risks. We have interest rate exposure relating to our variable rate debt. Buffets’ 12 1/2% Senior Notes are fixed rate and are, therefore, not taken into consideration for the purposes of this disclosure. A 1% change in interest rates on our variable rate debt would have resulted in our interest rate expense fluctuating by approximately $5.2 million for the fiscal year ended July 2, 2008. See Note 10 — “Debt” to our accompanying consolidated financial statements for further discussion of this agreement.
     Food Commodity Risks. Many of the food products purchased by us are affected by commodity pricing and are, therefore, subject to price volatility caused by weather, production problems, delivery difficulties and other factors that are outside our control. To control this risk in part, we have fixed price purchase commitments with terms of one year or less for some key food and supplies from vendors who supply our national food distributor. In addition, we believe that substantially all of our food and supplies are available from several sources, which helps to control food commodity risks. In the past, we have been able to increase menu prices, or vary the menu items offered, if needed, in order to offset food product price increases. However, we may not be able to recover increased costs in the future because competition may limit or prohibit such future increases. To compensate for a hypothetical price increase of 10% for food and beverages, we would need to increase menu prices by an average of approximately 3.5%. Our average menu price increase for our steak-buffet restaurants during fiscal year 2008 was 1.8%.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders of Buffets Holdings, Inc. and Subsidiaries:
     We have audited the accompanying consolidated balance sheets of Buffets Holdings, Inc. and subsidiaries (Debtors-In-Possession) (the “Company”) as of July 2, 2008 and June 27, 2007, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for each of the three years ended July 2, 2008, June 27, 2007 and June 28, 2006. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Buffets Holdings, Inc. and subsidiaries as of July 2, 2008 and June 27, 2007, and the results of its operations and its cash flows for the years ended July 2, 2008, June 27, 2007, and June 28, 2006, in conformity with accounting principles generally accepted in the United States of America.
     As discussed in Note 1 to the consolidated financial statements, the Company has filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code.  The accompanying consolidated financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings.  In particular, such consolidated financial statements do not purport to show (1) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (2) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (3) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (4) as to operations, the effect of any changes that may be made in its business.
     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s ability to comply with the terms and conditions of the Debtor-In-Possession Credit Agreement, to reduce administrative, operating and interest costs and liabilities through the bankruptcy process, to generate sufficient cash flow from operations, to return to profitability, to obtain confirmation of a plan of reorganization under Chapter 11 of the United States Bankruptcy Code, and to obtain financing to facilitate an exit from Bankruptcy raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 1 to the consolidated financial statements. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.
/s/ Deloitte & Touche
Minneapolis, Minnesota
September 29, 2008

BUFFETS HOLDINGS, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
CONSOLIDATED BALANCE SHEETS

	June 27,	July 2,
	2007	2008
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,670	$68,671
Receivables	10,219	8,064
Income tax receivable	13,324	3,680
Inventories	32,836	30,400
Restricted cash	—	2,377
Prepaid expenses and other current assets	8,789	40,077
Assets held for sale	48,145	2,132
Deferred income taxes	3,000	—

Total current assets	120,983	155,401
PROPERTY AND EQUIPMENT, net	221,092	198,612
GOODWILL	497,492	136,127
OTHER INTANGIBLE ASSETS	84,410	60,648
OTHER ASSETS, net	37,092	28,979

Total assets	$961,069	$579,767

LIABILITIES AND SHAREHOLDER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$81,090	$46,323
Accrued liabilities	133,920	77,647
Income taxes payable	24,336	255
Short-term debt	13,000	81,250
Current maturities of long-term debt	6,625	199,631

Total current liabilities	258,971	405,106
LONG-TERM DEBT, net of current maturities	822,050	—
DEFERRED LEASE OBLIGATIONS	38,209	44,971
DEFERRED INCOME TAXES	33,456	22,793
LONG-TERM TAXES PAYABLE	—	243
OTHER LONG-TERM LIABILITIES	9,341	6,745

Total liabilities	1,162,027	479,858

LIABILITIES SUBJECT TO COMPROMISE	—	830,684

COMMITMENTS AND CONTINGENCIES

SHAREHOLDER’S DEFICIT:
Preferred stock, $.01 par value; 1,100,000 shares authorized; none issued and outstanding as of June 27, 2007 and July 2, 2008	—	—
Common stock, $.01 par value; 3,600,000 shares authorized; shares issued and outstanding of 3,104,510 as of June 27, 2007 and July 2, 2008	31	31
Additional paid in capital	82	82
Accumulated deficit	(201,129)	(730,888)
Accumulated other comprehensive income	58	—

Total shareholder’s deficit	(200,958)	(730,775)

Total liabilities and shareholder’s deficit	$961,069	$579,767

The accompanying notes are an integral part of these consolidated financial statements.

BUFFETS HOLDINGS, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	June 28,	June 27,	July 2,
	2006	2007	2008
	(In thousands)
RESTAURANT SALES	$963,162	$1,419,108	$1,588,450
RESTAURANT COSTS:
Food	327,245	491,027	552,910
Labor	274,652	425,021	475,833
Direct and occupancy	227,680	360,886	415,035

Total restaurant costs	829,577	1,276,934	1,443,778
ADVERTISING EXPENSES	30,637	33,896	42,275
GENERAL AND ADMINISTRATIVE EXPENSES	44,198	62,408	71,217
SHAREHOLDERS’ RIGHTS REPURCHASE	757	—	—
CLOSED RESTAURANT COSTS	6,023	3,822	4,928
IMPAIRMENT OF ASSETS	5,964	415	404,747
LOSS ON SALE LEASEBACK TRANSACTIONS	—	2,498	—
LOSS ON LITIGATION SETTLEMENT	—	7,641	131
MERGER INTEGRATION COSTS	—	10,938	4,472

OPERATING INCOME (LOSS)	46,006	20,556	(383,098)
OTHER INCOME	(994)	(936)	(673)
INTEREST INCOME	(375)	(215)	(212)
INTEREST EXPENSE	52,242	79,664	93,371
REORGANIZATION ITEMS, net	—	—	59,211
LOSS RELATED TO REFINANCING	647	41,134	1,950

LOSS BEFORE INCOME TAXES	(5,514)	(99,091)	(536,745)
INCOME TAX EXPENSE (BENEFIT)	459	17,650	(6,099)

Net loss	$(5,973)	$(116,741)	$(530,646)

The accompanying notes are an integral part of these consolidated financial statements.

BUFFETS HOLDINGS, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S DEFICIT

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total
				(In thousands, except share data)
BALANCE, June 29, 2005	—	—	3,175,135	$32	$14	$(78,415)	$—	$(78,369)
Purchase of treasury stock	—	—	(70,625)	(1)	(9)	—	—	(10)
Net loss	—	—	—	—	—	(5,973)	—	(5,973)

BALANCE, June 28, 2006	—	—	3,104,510	31	5	(84,388)	—	(84,352)
Comprehensive income (loss):
Net loss	—	—	—	—	—	(116,741)	—	(116,741)
Other comprehensive income:
Change in fair value of derivatives, net of tax	—	—	—	—	—	—	58	58

Total comprehensive income	—	—	—	—	—	—		(116,683)
Stock-based compensation	—	—	—	—	77	—	—	77

BALANCE, June 27, 2007	—	—	3,104,510	31	82	(201,129)	58	(200,958)
Comprehensive income (loss):
Net loss	—	—	—	—	—	(530,646)	—	(530,646)
Effect of adopting FIN 48	—	—	—	—	—	887	—	887
Other comprehensive loss:
Change in fair value of derivatives, net of tax	—	—	—	—	—	—	(58)	(58)

Total comprehensive loss	—	—	—	—	—	—		(529,817)

BALANCE, July 2, 2008	—	—	3,104,510	$31	$82	$(730,888)	$—	$(730,775)

The accompanying notes are an integral part of these consolidated financial statements.

BUFFETS HOLDINGS, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	June 28,	June 27,	July 2,
	2006	2007	2008
	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(5,973)	$(116,741)	$(530,646)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	32,067	40,836	44,581
Amortization of debt issuance costs	1,532	4,032	8,234
Accretion of original issue discount	13,336	5,623	—
Loss related to refinancing:
Write-off of debt issuance costs	—	8,686	—
Refinancing premiums expensed	—	31,599	—
Loss on disposal of assets	1,218	1,326	4,470
Loss on sale leaseback transactions	—	2,498	—
Reorganization items, net	—	—	59,211
Cash reorganization items	—	—	(15,874)
Impairment of assets	5,964	415	404,747
Deferred income taxes	(2,078)	(1,533)	(116)
Stock-based compensation	—	77	—
Changes in assets and liabilities:
Receivables	1,753	(891)	2,156
Inventories	(703)	(763)	(1,938)
Prepaid expenses and other current assets	1,283	20,294	(14,963)
Accounts payable	2,189	15,388	(5,319)
Accrued and other liabilities	(1,270)	6,197	42
Income taxes payable	(13)	(11,074)	12,910

Net cash provided by (used in) operating activities	49,305	5,969	(32,505)
INVESTING ACTIVITIES:
Proceeds from sale leaseback transactions	—	8,608	—
Proceeds from sale of assets held for sale	—	18,113	14,745
Cash reorganization items	—	—	7,423
Acquisitions, net of liabilities assumed	—	(168,848)	2
Purchase of property and equipment	(31,346)	(40,875)	(36,735)
Collections on notes receivable	1,062	1,753	511
(Purchase of) proceeds from sale of other assets	(2,438)	641	235

Net cash used in investing activities	(32,722)	(180,608)	(13,819)

	For the Year Ended
	June 28,	June 27,	July 2,
	2006	2007	2008
	(In thousands)
FINANCING ACTIVITIES:
Repayment of pre-merger term loan facility	$(17,016)	$(182,053)	$—
Repurchase of 11 1/4% senior subordinated notes	—	(180,778)	—
Repurchase of 13 7/8% senior discount notes	—	(105,306)	—
Repayment of Ryan’s debt	—	(145,000)	—
Proceeds from pre-petition term loan funding	—	530,000	—
Repayment of pre-petition term loan funding	—	(1,325)	(4,647)
Proceeds from pre-petition revolver facility	—	13,000	49,236
Purchase of treasury stock	(10)	—	—
Proceeds from 12 1/2% senior note issuance	—	300,000	—
Proceeds from DIP financing	—	—	85,000
Repayment of DIP financing	—	—	(3,750)
Increase in restricted cash	—	—	(2,377)
Prefunded letters of credit	—	—	(8,073)
Utility deposits	—	—	(3,016)
Cash reorganization items	—	—	330
Payment of refinancing premiums	—	(32,554)	—
Debt issuance costs	—	(36,894)	(2,378)

Net cash (used in) provided by financing activities	(17,026)	159,090	110,325

NET CHANGE IN CASH AND CASH EQUIVALENTS	(443)	(15,549)	64,001
CASH AND CASH EQUIVALENTS, beginning of period	20,662	20,219	4,670

CASH AND CASH EQUIVALENTS, end of period	$20,219	$4,670	$68,671

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of capitalized interest of $330, $402 and $419, respectively)	$37,242	$61,370	$85,656

Income taxes	$2,549	$30,241	$999

The accompanying notes are an integral part of these consolidated financial statements.

BUFFETS HOLDINGS, INC. AND SUBSIDIARIES
(DEBTORS-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Voluntary Chapter 11 Filing
     Buffets Holdings, Inc. (“Buffets Holdings”) and its subsidiaries, including Buffets, Inc. (“Buffets”), are collectively referred to as “the Company” in these notes to condensed consolidated financial statements. On January 22, 2008 (the “Petition Date”), Buffets Holdings and each of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”), Case Number 08-10141 (collectively, the “Bankruptcy”). On January 29, 2008, the official committee of unsecured creditors was appointed in the Bankruptcy. The Company is continuing to operate the business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. In general, as a debtor-in-possession, the Company is authorized under the Bankruptcy Code to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.
     On January 22, 2008, the Company entered into a Debtor-In-Possession Credit Agreement (the “DIP Credit Agreement”) among the Company, Buffets, the lenders named therein, and Credit Suisse, as Administrative Agent and Collateral Agent. The $285.0 million DIP Credit Agreement received interim approval by the Bankruptcy Court on January 23, 2008 and final approval on February 22, 2008. The DIP Credit Agreement provides for a maximum of $200.0 million of borrowings under the Pre-Petition Credit Facility (as defined in Note 10 – “Debt”) to be rolled into the DIP Credit Agreement (the “Rollover Loans”) and an $85.0 million new money facility (the “New Money Loan“). The actual amount of pre-petition debt rolled into the DIP was $199.6 million. Of the $85.0 million new money facility, $30.0 million was drawn on January 23, 2008 and $55.0 million was drawn on April 30, 3008. The proceeds of the new money facility incurred under the DIP Credit Agreement are being used to fund the continued operation of the Debtors’ businesses, pay certain expenses and fees incurred in connection with the Bankruptcy, support the Debtors’ working capital needs and for general corporate purposes. See Note 10 – “Debt” for further discussion regarding the DIP Credit Agreement.
     In conjunction with the commencement of the Bankruptcy, the Company sought and obtained a number of orders from the Bankruptcy Court which were intended to enable it to operate in the normal course of business during the Bankruptcy. The most significant of these orders were:
•	Authorization to pay pre-petition and post-petition employee wages and salaries and related benefits, including workers’ compensation claims, during the Bankruptcy,
•
Authorization to give administrative priority status to the post-petition claims of certain critical vendors and subsequent approval to pay undisputed pre-petition claims of those vendors for goods delivered, received or accepted by the Debtors’ within the 20 days before the Petition Date in an amount not to exceed $35.0 million, so long as those vendors continued to provide goods to the Company, and

•	Authorization for the continued use of the Debtors’ cash management system
     Pursuant to the Bankruptcy Code, the Debtors’ pre-petition obligations, including obligations under debt instruments, generally may not be enforced against them. In addition, any actions to collect pre-petition indebtedness are automatically stayed unless the stay is lifted by the Bankruptcy Court.

     As a debtor-in-possession, the Company has the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases. In this context, “assume” means that the Company agrees to perform its obligations and cure any and all existing defaults under the contract or lease, and “reject” means that the Company is relieved from its obligations to perform further under the contract or lease but is subject to a claim for damages for the breach thereof. Any damages resulting from the rejection of executory contracts and unexpired leases will be treated as general unsecured claims in the Bankruptcy unless such claims had been secured on a pre-petition basis. As of July 2, 2008, the Company had rejected approximately 75 unexpired leases and 100 executory contracts and, where estimates were reasonably determinable, has included charges of the estimated liabilities related thereto in “Reorganization Items, net” in the accompanying consolidated statement of operations. The Company is in the process of reviewing its executory contracts and remaining unexpired leases to determine which, if any, it will reject. For those remaining executory contracts and unexpired leases, the Company cannot reasonably determine or estimate the ultimate liability that may result from rejecting these contracts or leases and no provisions have been made for these items.
     The accompanying consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Bankruptcy raises substantial doubt about the Company’s ability to remain a going concern. The Company’s continuation as a going concern is contingent upon, amongst other things, its ability (i) to comply with the terms and conditions of the DIP Credit Agreement; (ii) to reduce administrative, operating and interest costs and liabilities through the bankruptcy process; (iii) to generate sufficient cash flow from operations; (iv) to return to profitability; (v) to obtain confirmation of a plan of reorganization under the Bankruptcy Code and (vi) to obtain financing to facilitate an exit from bankruptcy. In the event the Company’s restructuring activities are not successful and it is required to liquidate, additional significant adjustments will be necessary in the carrying value of assets and liabilities, the revenues and expenses reported and the balance sheet classifications used. See Note 10 — “Debt” for further details on the Company’s compliance with the financial covenants in its DIP Credit Agreement.
     The accompanying consolidated financial statements reflect adjustments made in accordance with American Institute of Certified Public Accountants’ Statement of Position 90-7 (“SOP 90-7”), Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. As a result of the Bankruptcy, substantially all unsecured liabilities as of the Petition Date, except those covered under certain first day motions filed with the Bankruptcy Court, are considered subject to compromise or other treatment under a plan of reorganization which must be confirmed by the Bankruptcy Court after submission to any required vote by the affected parties. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction is dependent on the outcome of the Bankruptcy are segregated and classified as “Liabilities Subject to Compromise” in the accompanying consolidated balance sheet under SOP 90-7. The ultimate amount of and settlement terms for the Company’s pre-petition liabilities are dependent on the outcome of the Bankruptcy, and accordingly are not presently determinable. Pursuant to SOP 90-7, professional fees associated with the Bankruptcy, and certain gains and losses resulting from reorganization or restructuring of the business are reported separately as “Reorganization Items, net” in the accompanying consolidated statement of operations. In addition, interest expense is reported only to the extent that it will be paid during the Bankruptcy or that it is probable that it will be an allowed claim under the Bankruptcy.
2. Nature of Organization
Company Background
     Buffets Holdings was formed to acquire 100% of the common stock of Buffets, Inc. and its subsidiaries in a buyout from public shareholders on October 2, 2000 (the “Acquisition”). Buffets, a Minnesota corporation, is the principal operating subsidiary of Buffets Holdings.
     On December 29, 2005, Buffets Holdings announced that its stockholders formed Buffets Restaurants Holdings, Inc. (“Buffets Restaurant Holdings”) and entered into a contribution agreement with Caxton-Iseman Investments, L.P., Sentinel Capital Partners II, L.P., members of Buffets Holdings senior management and Buffets Restaurants Holdings (the “Contribution Agreement”). Pursuant to the terms of the Contribution Agreement, holders of 100% of Buffets Holdings’ outstanding common stock contributed their shares of common stock of Buffets Holdings to Buffets Restaurants Holdings in exchange for proportional amounts of Buffets Restaurants Holdings common stock. As a result of the share exchange, Buffets Holdings became majority-owned by Buffets Restaurants Holdings.

Description of Business
     The Company owns and operates a chain of restaurants in the United States under the names of Ryan’s®, Fire Mountain®, North’s®, Old Country Buffet®, Country Buffet®, HomeTown Buffet®, Granny’s Buffet(SM) and Tahoe Joe’s Famous Steakhouse®. The Company, operating principally in the family dining segment, owned and operated 569 restaurants, including 559 steak-buffet restaurants and ten Tahoe Joe’s Famous Steakhouse® restaurants, and franchised seventeen restaurants operating as of July 2, 2008.
Buffets Franchise Holdings, LLC
     Buffets Franchise Holdings, LLC, a Minnesota corporation, was formed on March 12, 2007 to franchise buffet-style restaurants, primarily operating under the HomeTown Buffet® tradename. The Company does not directly own or operate any restaurants, and through July 2, 2008, has entered into one franchise arrangement.
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
Fiscal Year
     The Company’s fiscal year is comprised of 52 or 53 weeks divided into four fiscal quarters of twelve, twelve, sixteen, and twelve or thirteen weeks, respectively. The current fiscal year consisted of 53 weeks and ended on July 2, 2008.
3. Summary of Significant Accounting Policies
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
Assets Held for Sale
     During fiscal year 2007, the Company acquired certain properties which have been identified as “Assets Held for Sale” in the consolidated balance sheets, pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company wrote down the carrying values of such assets to estimated net selling price as part of the purchase price allocation. Depreciation is no longer recorded on assets held for sale. Net selling price is estimated as the amount at which the asset could be bought or sold (fair value) less costs to sell. Fair value is determined at prevailing market conditions, appraisals or current estimated net sales proceeds from pending offers, if appropriate. The fair value of the Company’s assets held for sale primarily relates to land values. The Company expects to dispose of these assets within twelve months.
     In June 2007, the Company developed a plan to sell a portion of the assets and related liabilities of its Tahoe Joe’s Famous Steakhouse® restaurants. These assets and related liabilities were classified as held for sale in accordance with SFAS 144, Accounting for Impairment or Disposal of Long-Lived Assets, and presented as discontinued operations. As a result of the Bankruptcy and the Company’s debtor-in-possession status, the Company no longer meets all of the criteria stated in SFAS No. 144 to classify these assets and related liabilities as held for sale. These assets and related liabilities are currently presented as continuing operations and any related depreciation expense that would have been recognized had the assets not been classified as held for sale has been recorded.
     The Company continues to evaluate the assets in its total portfolio, as well as to pursue an orderly disposition of its held for sale assets. There can be no assurance if or when sales will be completed or whether such sales will be completed on terms that will enable the Company to realize the full carrying value of such assets.
Debt Issuance Costs
     Generally, debt issuance costs are amortized to interest expense over the term of the related financing using the effective interest method. In the event of early debt repayment, the capitalized debt issuance costs are written off to other expense as a loss on early extinguishment of debt.
     In connection with the Bankruptcy and in accordance with SOP 90-7, the Company ceased accruing interest on, and amortizing debt issuance costs related to Buffets’ 12 1/2% Senior Notes as of the Petition Date. Additionally, the Company allocated a pro rata share of the debt issuance costs related to the unsecured Pre-Petition Credit Facility to the DIP Credit Facility, as of the Petition Date. The debt issuance costs allocated to the DIP Credit Facility are amortized to interest expense over the one-year term of the agreement. The remaining debt issuance costs related to the Pre-Petition Credit Facility continue to be amortized over the term of the agreement as interest is still being paid on the related debt in the normal course.
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

     Goodwill decreased from approximately $497.5 million as of June 27, 2007 to approximately $136.1 million as of July 2, 2008. The decrease of $361.4 million is the net result of $15.7 million in additional goodwill from the Ryan’s acquisition due to incremental purchase accounting adjustments made during the first and second quarters of fiscal year 2008 to finalize the purchase balance sheet, offset by a $377.1 million impairment charge. See Note 12 — “Acquisitions” for further discussion regarding the goodwill and other intangible assets associated with the merger transaction. No impairment charge was recorded during fiscal year 2007.
     On January 22, 2008, the Company voluntarily filed for relief under Chapter 11 of the United States Bankruptcy Code. As a result of the Bankruptcy and the events leading up to them, management performed an initial assessment of goodwill impairment as of the end of the third quarter of fiscal 2008, based on market multiples of trailing twelve month EBITDA. Although this initial assessment did not indicate an impairment of goodwill, because of the difficulty in making an assessment given the uncertainty related to the Bankruptcy and the development of the reorganization plan, the Company completed an assessment of the fair value of individual assets and liabilities to assess goodwill and other intangible assets as of April 2, 2008, the end of the third quarter. As a result of this assessment, it was determined that goodwill was impaired. During the third quarter of fiscal 2008, the Company recognized a charge of $384.0 million related to the impairment of goodwill and certain other intangible assets, which is included within “Impairment of Assets” in the accompanying consolidated statement of operations. This impairment charge is material, but will not result in future cash expenditures and will not result in any significant changes to the Company’s operations other than those communicated as part of the restructuring plans. The assessment used projections of future cash flows as developed by management. These projections are based on growth rates, anticipated future economic conditions, the appropriate discount rates relative to risk and estimates of residual values. The Company believes that the estimates used are consistent with assumptions that marketplace participants would use in their estimates of fair value. If changes in growth rates, future economic conditions, discount rates, or estimates of residual values were to occur, or if the Company was to close a significant number of restaurants in the future, the remaining goodwill also may become impaired.
     The goodwill impairment review was conducted in accordance with Statement of Financial Accounting Standard No. 142 (“SFAS 142”), Goodwill and Other Intangibles. SFAS 142 requires a two step process in assessing goodwill. The first step is to determine if impairment has occurred, whereas the second step determines the amount of such impairment. As part of the second step, the Company valued, among other things, its real and personal property, trademarks, recipes and franchise agreements. This valuation concluded that there was approximately $192.2 million of unrecognized value in the aforementioned assets and, while not recognized for accounting purposes, was a significant component of the offsetting recognized diminution in value of its goodwill.
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
     During fiscal years 2006, 2007 and 2008, the Company recognized losses of approximately $6.0 million, $0.4 million and $20.7 million, respectively, relating to the impairment of the carrying value of long-lived assets for 33, one and 47 restaurant(s), respectively.

Insurance Reserves
     The Company has insurance reserves for exposure related to the workers compensation, general liability, medical and dental programs. The Company effectively self-insures a significant portion of certain risks through the use of large self-insured retentions combined with stop loss coverage, or by maintaining large deductibles on traditional policies of insurance. The self-insurance liability represents an estimate of the ultimate cost of claims incurred and unpaid as of the balance sheet date, including both reported claims and claims that have been incurred but not reported. The estimated liability is established based upon historical claims data and third-party actuarial estimates of settlement costs for incurred claims. The Company’s estimates include judgments and independent actuarial assumptions regarding economic conditions, the frequency and severity of claims and claim development patterns and settlement practices. These estimates and assumptions are monitored and adjusted when warranted by changing circumstances. Changes in these factors may produce materially different amounts of expense and liabilities than what is currently estimated.
Closed Restaurant Reserve
     The Company maintains a closed restaurant reserve for restaurants that are no longer being used in current operations. The closed restaurant costs are principally comprised of the Company’s estimates of lease termination costs and obligations, net of sublease and other cash receipts, and employee termination costs. Many factors including the local business environment, other available lease sites, the ability to secure subleases, the creditworthiness of subtenants, and the Company’s success at negotiating early termination agreements with lessors are considered in establishing the accruals. Adjustments to the reserve primarily relate to changes in subtenant income or actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which the changes become known. The closed restaurant reserve (current and non-current in aggregate) was $1.7 million for both fiscal years ended June 27, 2007 and July 2, 2008.
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

Derivative Instruments and Hedging Activities
     Prior to the Petition Date, the Company used financial derivatives to manage interest rate risk in accordance with its Pre-Petition Credit Agreement, as amended and restated on March 13, 2007. Use of the Company’s derivative instruments was limited to a single interest rate swap. This instrument was structured as an effective hedge of the variability of cash flows to be paid on a portion of the Company’s outstanding debt. The derivative was recognized on the accompanying consolidated balance sheet at fair value. On the date the derivative contract was entered into, the Company documented the relationship between the hedging instrument and the hedged item, as well as its risk-management objective and strategy for undertaking the hedge transaction. This process included linking the derivative to a specific liability on the condensed consolidated balance sheets, as well as formally assessing, both at the hedge’s inception and on an ongoing basis, whether the derivative used in the hedging transaction is highly effective in offsetting changes in cash flows of the hedged item. Changes in the fair value of the derivative were recorded in other comprehensive income until earnings were affected by the variability in cash flows of the designated hedged item.
     On January 22, 2008, the Company received notification that the Bankruptcy caused an Event of Default, as defined in the Swap Agreement. As a result of the default, January 22, 2008 was set as the Early Termination Date, as described in the Swap Agreement, and a calculation of the amount owed under the agreement was performed and determined to be approximately $1.0 million. As a result, the Company recorded a current liability in the amount of $1.0 million and wrote off the related other comprehensive income, deferred tax asset and related valuation allowance to interest expense. The ability of the transaction counter-party to seek remedies to enforce their rights under the Swap Agreement is automatically stayed as a result of the Bankruptcy and the Pre-Petition Credit Facility lenders’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code. In accordance with SOP 90-7, the Company classified the $1.0 million swap liability as “Liabilities Subject to Compromise” in the accompanying consolidating balance sheet. See Note 10 — “Debt” for further discussion of the interest rate swap and the impact of the Company’s bankruptcy proceeding.
Liabilities Subject to Compromise
     Under bankruptcy law, actions by creditors to collect amounts owed prior to the Petition Date are stayed and certain other pre-petition contractual obligations may not be enforced against us. Substantially all unsecured liabilities as of the Petition Date, except those covered under certain first day motions filed with the Bankruptcy Court, have been classified as “Liabilities Subject to Compromise” in the current fiscal year consolidated balance sheet. The Company’s estimates include judgments and assumptions regarding the amounts for which claims will be allowed by the Bankruptcy Court. These estimates and assumptions are monitored and adjusted when warranted by changing circumstances. Changes in these factors may produce materially different amounts of liabilities than what is currently estimated.
Reorganization Items
     Reorganization items are expense or income items that were incurred or realized due to the Bankruptcy. These items include professional fees and similar types of expenses incurred directly related to the Bankruptcy, loss accruals or gains or losses resulting from activities of the reorganization process, costs and claims, which stem from the rejection of leases and other executory contracts, and interest earned on excess cash accumulated during the Bankruptcy.
Revenue Recognition
     The Company’s restaurant sales include proceeds from the sale of food and beverages at Company-owned restaurants.
     The Company recognizes franchise income for royalty fees and initial franchise fees received from franchisees. Initial fees are recognized as income when required obligations under the terms of the franchise agreement are fulfilled. Royalty fees are based on gross sales and are recognized in income as sales are generated. Franchise income was $0.9 million for fiscal years 2006, 2007 and 2008. Franchise income is included in “Other Income” in the accompanying consolidated statements of operations.
     Buffets currently sells plastic gift cards, and continues to redeem paper gift certificates previously sold. Proceeds from the sale of gift cards are initially recorded as a liability when received. Revenues from the sale of gift cards are recognized upon redemption. In estimating the related gift card liability, the Company analyzes historical trends to derive its estimates of future gift card redemption patterns. The assumptions and activity are closely monitored for changes in escheatment laws and redemption patterns. The Company adjusts its gift card liability based on historical and expected non-redemption trends. These adjustments are classified within “Direct and Occupancy Costs” in the accompanying consolidated statements of operations. The Company’s gift card liability was $5.4 million and $4.8 million for fiscal years ended June 27, 2007 and July 2, 2008, respectively.

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
     The fair value of the Company’s variable interest rate debt is estimated by discounting future cash flows for these instruments using the Company’s expected borrowing rate for debt of comparable risk and maturity. The fair value of the Company’s variable interest rate Pre-Petition debt, including the term loan and other short-term borrowings is estimated based on quoted prices due to the increased credit risk of the Company related to the Bankruptcy. The rate on the Company’s DIP Credit Agreement approximates rates currently being offered by lending institutions for loans of similar terms to companies of comparable credit risk. The fair value of fixed interest rate debt is estimated based on quoted prices for those of similar instruments.
     The fair value of the Company’s total debt, including current portion and short-term borrowings, was $832.6 million and $517.4 million as of June 27, 2007 and July 2, 2008, respectively.
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
Stock-Based Compensation
     On June 29, 2006 the Company adopted the provisions of SFAS 123(R) (revised 2004), Share-based Payment, which requires recognition of compensation cost for share-based awards granted to employees based on their fair values at the time of grant over the requisite service period.
     The Company elected to use the modified prospective transition method as permitted by SFAS 123(R) and therefore did not restate its financial results for prior periods. Under this transition method, the Company applied the provisions of SFAS 123(R) to new awards and to awards modified, repurchased, or cancelled after June 29, 2006. The Company’s stock-based compensation plans are described in more detail in Note 5 — “Stock-Based Compensation.”
     The Company’s pre-tax compensation cost for stock options as reflected in the accompanying consolidated statements of operations is included in “General and Administrative Expenses.” For fiscal year 2007, compensation cost for stock options granted to certain employees during the fiscal year was approximately $77,000. As of June 27, 2007 there was no unrecognized compensation cost related to stock option awards as all awards fully vest upon issuance. There were no stock option grants in fiscal year 2008.

Lease Accounting
     The Company is obligated under various lease agreements for certain restaurants. The Company recognizes rent expense on a straight-line basis over the expected lease term. Within the provisions of certain of its leases, there are rent holidays and/or escalations in payments over the base lease term, as well as renewal periods. The effects of the holidays and escalations have been reflected in rent expense on a straight-line basis over the expected lease term, which includes cancellable option periods when failure to exercise such options would result in an economic penalty to the Company. The lease term commences on the date when the Company has the right to control the use of the leased property, which is typically before rent payments are due under the terms of the lease. The consolidated financial statements reflect the same lease term for amortizing leasehold improvements as the Company uses to determine capital versus operating lease classifications and in calculating straight-line rent expense for each restaurant. Percentage rent expense is generally based upon sales levels and is accrued when the Company determines that it is probable that such sales levels will be achieved. The Company’s judgments related to the probable term for each restaurant affect the classification and accounting for leases as capital versus operating, the rent holidays and escalation in payments that are included in the calculation of straight-line rent and the term over which leasehold improvements for each restaurant facility are amortized. These judgments may produce materially different amounts of depreciation, amortization and rent expense than would be reported if different assumptions were used.
     As a result of the Bankruptcy, the Company has worked with several landlords of its leased real estate to renegotiate the terms of certain lease agreements. As these lease amendments become effective, the Company will reassess their proper classification as operating or capital in accordance with SFAS 13, Accounting for Leases.
Merger Integration Costs
     Merger integration costs represent professional fees, performance bonuses and employee travel and expenses related to integration activities associated with the Ryan’s acquisition. Merger integration costs of approximately $15.4 million have been expensed as incurred since November 1, 2006, of which approximately $4.5 million were expensed during fiscal year 2008 and are recorded in “Merger Integration Costs” in the accompanying consolidated statements of operations.
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
4. Recent Accounting Pronouncements
     In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141(R) (SFAS 141(R)), Business Combinations and SFAS 160, Non-controlling Interest in Consolidated Financial Statements, an amendment of ARB No. 51. These new standards will significantly change the accounting and reporting for business combination transactions and non-controlling (minority) interests in consolidated financial statements. SFAS 141 (R) and SFAS 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008, which is the Company’s fiscal year 2010. These standards will impact the Company if an acquisition is made or a minority interest is obtained after that effective date.
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

5. Stock-Based Compensation
     On June 29, 2006, the Company adopted SFAS 123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options based on estimated fair value on the grant date. SFAS 123(R) supersedes SFAS 123, Accounting for Stock-Based Compensation and APB Opinion No. 25, Accounting for Stock Issued to Employees.
     Pursuant to SFAS 123(R), a nonpublic entity will measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of those instruments, except in certain circumstances. Specifically, if it is not possible to reasonably estimate the fair value of equity share options and similar instruments because it is not practicable to estimate the expected volatility of the entity’s share price, a nonpublic entity is required to measure its awards of equity share options and similar instruments based on a value calculated using the historical volatility of an appropriate industry sector index instead of the expected volatility of its share price (“Calculated Value”). The Company is a nonpublic entity, as defined by SFAS 123(R), and the Company is unable to reasonably estimate the fair value of its equity awards and similar instruments because it is not practicable for the Company to estimate the expected volatility of its share price. Therefore, the Company calculates volatility using the historical volatility of publicly traded companies within the family dining segment of the restaurant industry in order to determine the Calculated Value of its equity awards.
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
     The Company recognized and recorded approximately $77,000 in share-based compensation related to options granted to certain employees during the fiscal year ended June 27, 2007 and no share-based compensation in fiscal year 2008, as no options were granted. The fiscal year 2007 share-based compensation was calculated using the following inputs to the Black-Scholes Model:

	June 27,	July 2,
	2007	2008
Risk-free interest rate	4.91%	—
Expected volatility	45.0%	—
Expected dividend yield	0.0%	—
Expected life in years	2.0	—

6. Property and Equipment
     Property and equipment was as follows (in thousands):

	June 27,	July 2,
	2007	2008
Land	$16,829	$9,299
Buildings	16,213	6,513
Equipment	221,767	232,417
Leasehold improvements	157,150	165,208
Assets to be sold	—	14,833
Accumulated depreciation and amortization	(190,867)	(229,658)

	$221,092	$198,612

     As of July 2, 2008, the Land value in the table above includes approximately $2.8 million in assets the Company intends to sell, but are not expected to be sold within the next twelve months.
     In connection with the Ryan’s merger, the Company acquired certain properties, which it intended to sell. These assets were classified as held for sale in accordance with SFAS 144, Accounting for Impairment or Disposal of Long-Lived Assets. As a result of the Bankruptcy and the Company’s debtor-in-possession status, the Company no longer meets all of the criteria stated in SFAS 144, to classify certain assets intended to be sold within the next twelve months as held for sale. In accordance with SFAS 144, the Company has reclassified these assets to property and equipment at the lower of their expected net proceeds or net book value, adjusted for any depreciation expense that would have been recognized had the assets not been classified as held for sale. As it is still the Company’s intent to sell these assets within the next twelve months, pending a court approved sales agreement, they have been segregated in the table above.
     See Note 12 — “Acquisitions” for further discussion of the impact of the merger with Ryan’s on the Company’s property and equipment balances.
Sale Leaseback Transaction
     On November 1, 2006, immediately prior to the merger with Ryan’s, Buffets and Ryan’s entered into a sale leaseback transaction with affiliates of Fortress Investment Group LLC (the “Affiliates”), involving approximately 275 Ryan’s restaurants and seven Buffets restaurants (the “Sale Leaseback Transaction”). In the Sale Leaseback Transaction, Buffets and Ryan’s, as applicable, conveyed the land (or, in certain cases, underlying ground leases) and related improvements with respect to those properties to the Affiliates or its assignee, Realty Income Corporation (or its affiliate), and simultaneously leased those properties back pursuant to unitary and individual leases, each for an initial lease term of approximately 20 years, with four renewal terms of five years, except with respect to ground lease sites. The purchase price for the portfolio of sale leaseback properties was approximately $566.8 million. The annual net rent payable under the leases is equal to the purchase price multiplied by a 10.15% cap rate, subject to annual increases of two times the Consumer Price Index, as defined therein, (but in no event greater than 2%), and, if the term of the leases are renewed, subject to further increases during some of the renewal terms based upon the then current fair market rental value.
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
     The Ryan’s portion of the Sale Leaseback Transaction occurred prior to the Company’s merger with Ryan’s. Therefore, the impacts of the loss of $43.8 million on 76 properties and the deferred gain of $113.3 million on 199 properties are reflected in goodwill (see Note 12 — “Acquisitions” for a summary of the allocation of the purchase price to the estimated fair market values of the assets acquired and liabilities assumed at the date of the acquisition).

     The Company recognized a loss of $2.5 million on the Sale Leaseback Transaction for four of its seven locations. In addition, the net proceeds were greater than the book value of the leasehold assets for three locations resulting in a deferred gain of $0.9 million. The deferred gain is being accreted over the lives of the respective restaurant leases. The Company does not have any continuing involvement (as defined in SFAS 98, Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term and Initial Direct Costs of Direct Financing Leases) with the sale and leaseback properties. The leases are accounted for as operating leases.
     As a result of the Bankruptcy, the Company entered into negotiations with the Affiliates and its affiliate to modify some of the terms of these sale-leaseback agreements. See Note 21 – “Subsequent Events” for further details of the modifications.
7. Other Intangible Assets
     Other intangible assets were as follows (in thousands):

	June 27, 2007		July 2, 2008
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized Intangible Assets:
Leasehold interests	$2,323	$211	$1,982	$438
Recipes	2,602	156	2,602	442

	$4,925	$367	$4,584	$880

Unamortized Intangible Assets:
Trademarks	$79,440		$56,600
Liquor licenses	412		344

	$79,852		$56,944

     Leasehold interests relate to favorable lease contracts acquired in the acquisitions of Ryan’s and North’s Restaurants, Inc. of $0.8 million and $1.2 million, respectively, as of July 2, 2008 and are amortized over the remaining lives of the underlying leases. Recipes represent the value attributed to proprietary food recipes acquired in the acquisition of Ryan’s and are amortized over a weighted average life of 11 years. Aggregate amortization expense for the fiscal year ended July 2, 2008 was $0.4 million. Amortization expense is expected to be approximately $0.4 million in each of the five subsequent fiscal years.
     Trademarks represent the value attributable to trade name and trademark rights acquired in the acquisition of Ryan’s and are deemed to have indefinite lives. During fiscal year 2008, the Company incurred charges of $6.8 million related to impairment on the Ryan’s brand trademarks.
     Liquor licenses represent the value attributable to licenses purchased to sell alcoholic beverages at the Tahoe Joe’s Famous Steakhouse® restaurants. During fiscal year 2008, the Company incurred charges of $0.1 million related to impairment of the Tahoe Joe’s liquor licenses.
     See Note 12 — “Acquisitions” for further discussion of the impact of the merger with Ryan’s on the Company’s other asset balances.

8. Other Assets
     Other assets were as follows (in thousands):

	June 27,	July 2,
	2007	2008
Debt issuance costs	$33,483	$22,272
Deposits	3,491	6,694
Other long-term assets	118	13

	$37,092	$28,979

     Debt issuance costs are the capitalized costs incurred in connection with entering into certain debt agreements. Amounts included in the table above relate to the Pre-Petition portion of Buffets’ senior secured Credit Facility and Buffets’ 12 1/2% Senior Notes. Subsequent to the Petition Date, the Company allocated the net remaining debt issuance costs related to the senior secured Credit Facility between the rollover portion of the DIP Credit Agreement and the Pre-Petition Credit Facility. In addition, the Company recognized new debt issuance costs in connection with entering into the new money facility portion of the DIP Credit Agreement. The debt issuance costs related to both the DIP rollover and the new money facility are classified as current assets and are amortized over the term of the DIP Credit Agreement, which is one year. Debt issuance costs related to the Pre-Petition Credit Facility are amortized over the original term of the agreement using the effective interest method. The Company ceased amortizing debt issuance costs related to the Senior Notes subsequent to the petition date as interest was no longer being accrued in accordance with SOP 90-7. Debt issuance costs shown in the table above are net of accumulated amortization of $3.4 million and $7.4 million as of June 27, 2007 and July 2, 2008, respectively.
     Long-term deposits include insurance escrow deposits and prepaid rent and other deposits.
     See Note 12 — “Acquisitions” for further discussion of the impact of the merger with Ryan’s on the Company’s other asset balances.
9. Accrued Liabilities
     Accrued liabilities consisted of the following (in thousands):

	June 27,	July 2,
	2007	2008
Accrued compensation	$32,710	$25,643
Accrued workers’ compensation	21,427	22,696
Accrued interest	22,603	387
Accrued insurance	17,350	4,245
Accrued litigation reserve	9,926	242
Accrued sales, use and property taxes	16,856	16,132
Unearned revenue (gift certificates/cards)	5,427	4,811
Closed restaurant reserve, current portion	1,196	874
Accrued other	6,425	2,617

	$133,920	$77,647

     See Note 12 — “Acquisitions” for further discussion of the impact of the merger with Ryan’s on the Company’s accrued liability balances.
Closed Restaurant Reserve
     Closed restaurant costs are accounted for in accordance with SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities.
     The store closing costs are principally comprised of lease termination costs and obligations, net of sublease and other cash receipts. Employee termination costs are recognized in the period that the closure is communicated to the affected employees.

     The following table summarizes closed restaurant reserve activity by type of cost for the past two fiscal years (in thousands):

	For the Year Ended
	June 27,	July 2,
	2007	2008
BALANCE, beginning of period (current and non-current in aggregate)	$2,776	$1,654
Additions:
Lease obligations charged to earnings	2,141	1,825
Lease obligations charged to goodwill	131	48
Employee termination benefits charged to earnings	5	1,385
Employee termination benefits charged to goodwill	183	218
Reductions:
Cash payments:
Lease termination costs and obligations	3,394	1,839
Employee severance benefits	188	1,603

BALANCE, end of period (current and non-current in aggregate)	$1,654	$1,688

     In addition to lease obligation and employee termination costs the Company incurred closed restaurant costs of $1.7 million and $10.3 million for fiscal years 2007 and 2008, respectively, related to incremental cash and non-cash charges that were directly expensed.
     The following table summarizes planned and actual restaurant closing activity for the past two fiscal years:

	For the Year Ended
	June 27,	July 2,
	2007	2008
Number of restaurants:
Expected to close as of the beginning of the period	1	5
Closed during the period	32	78
Identified for closure during the period	36	93

Expected to close as of the end of the period	5	20

	For the Year Ended
	June 27,	July 2,
	2007	2008
Number of employees:
Expected to be terminated as of the beginning of the period	35	175
Terminated during the period	1,120	2,730
Identified for termination during the period	1,260	3,255

Expected to be terminated as of the end of the period	175	700

     The remaining closed restaurant reserves (current and non-current in aggregate) are expected to be paid, or incurred, by year as follows (in thousands):

2009	$874
2010	263
2011	59
2012	59
2013	59
Thereafter	374

$1,688

     The Company closed a total of 78 underperforming steak-buffet restaurants during the fiscal year ended July 2, 2008 and incurred total charges of $13.5 million. These charges were expensed as incurred pursuant to SFAS 146 and included cash charges of approximately $4.7 million and non-cash charges of approximately $8.8 million. The $4.7 million of cash charges included approximately $1.8 million related to lease termination costs and obligations, $1.4 million related to employee termination costs and approximately $1.5 million related to other associated costs. The breakdown of the 78 store closures and the classification of the related charges are discussed below.

     Charges of approximately $4.9 million, included in the $13.5 million of total charges above, related to the closure of eleven steak-buffet restaurants and additional costs incurred on previously closed restaurants. These charges are recorded in “Closed Restaurant Costs” in the accompanying consolidated statements of operations. Charges of approximately $0.8 million were related to four Ryan’s brand restaurants, closed subsequent to the Merger anniversary date, and are recorded in “Merger and Integration Costs” in the accompanying consolidated statements of operations.
     In addition to the $13.5 million of total charges above, charges of approximately $3.1 million related to the closure of nine Ryan’s brand restaurants, closed prior to the Merger anniversary date, were charged to goodwill pursuant to EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. See Note 12 — “Acquisitions” for further discussion of the merger with Ryan’s.
     Subsequent to the Petition Date, the Company rejected the leases and closed 54 underperforming restaurants as part of its reorganization plan under Chapter 11. In accordance with SOP 90-7, costs associated with these closures of approximately $7.8 million are classified as “Reorganization Items, net” in the accompanying consolidated statement of operations. See Note 13 – “Reorganization Items” for further details surrounding these closures.
10. Debt
     As of July 2, 2008, debt consisted of the following (in thousands):

DEBT NOT SUBJECT TO COMPROMISE
Super-Secured borrowings consist of the following:
DIP facility new money loan, interest at LIBOR, with a 4.0% floor, plus 7.25%, due January 22, 2009 (interest at 11.25% as of July 2, 2008)	$81,250
DIP facility rollover loan, interest at LIBOR plus 7.25%, due January 22, 2009 (interest at 9.73% as of July 2, 2008)	199,631

Total debt not subject to compromise	280,881

DEBT SUBJECT TO COMPROMISE
Secured borrowings consist of the following:
Revolving credit facility, interest at LIBOR plus 7.25%, due July 31, 2008 (interest at 9.73% as of July 2, 2008)	27,402
Letter of credit facility, interest at LIBOR plus 7.25%, due July 31, 2008 (interest at 9.73% as of July 2, 2008)	5,286
Term loan, interest at LIBOR plus 7.25%, due January 22, 2009	353,945
Unsecured borrowings consist of the following:
Senior notes, interest at 12.50%, due November 1, 2014	300,000

Total debt subject to compromise	686,633

Total debt	$967,514

     The Bankruptcy triggered the immediate acceleration of, and events of default to occur under, the 12 1/2% Senior Notes and the Pre-Petition Credit Facility (as defined in “Pre Petition Financing — Credit Facility” section below). As a result, the Company has shown the principal amounts outstanding under these obligations as currently due.

Post-Petition Financing
Debtor-In-Possession Credit Agreement
     In connection with the Bankruptcy, the Debtors entered into the DIP Credit Agreement. The $285.0 million DIP Credit Agreement provides for a maximum of $200.0 million of Rollover Loans and an $85.0 million New Money Loan. Of the $85.0 million new money facility, $30.0 million was drawn on January 23, 2008 and $55.0 million was drawn on April 30, 2008. The proceeds of the new money loans borrowed under the DIP Credit Agreement are being used to fund the continued operation of the Debtors’ businesses, pay certain expenses and fees incurred in connection with the Bankruptcy, support the Debtors’ working capital needs and for general corporate purposes. The Debtors entered into the first amendment to the DIP Credit Agreement on February 21, 2008, just prior to the Bankruptcy Court’s final approval to reduce the maximum amount of the pre-petition debt that could be rolled into the DIP Credit Agreement from $300.0 million to $200.0 million. The actual amount of pre-petition borrowings rolled into the DIP Credit Agreement was $199.6 million.
     Borrowings under the DIP Credit Agreement bear interest at LIBOR plus 7.25%, payable in cash monthly. The LIBOR rate will float throughout the life of the DIP Credit Agreement, provided that at no time during the life of the DIP Credit Agreement will the applicable LIBOR rate for amounts outstanding under the New Money Loan of the DIP Credit Agreement be less than 4.00% per annum or greater than 5.00% per annum. In addition, the DIP Credit Agreement obligates the Debtors to pay certain fees to the agents and lenders thereunder, as described in the DIP Credit Agreement.
     The DIP Credit Agreement requires payment of all amounts borrowed under the new money facility, together with accrued and unpaid interest, by January 22, 2009 (the “Maturity Date”). The Debtors have the right to voluntarily prepay any borrowing, in whole or in part at any time. Subject to certain exceptions, the Debtors are subject to mandatory prepayment of the principal amount in the event of certain asset sales or receipt of cash proceeds from the incurrence of indebtedness.
     Obligations under the DIP Credit Agreement are secured by (i) a lien on all of the assets of the Debtors (which lien will have a first priority with respect to substantially all of the Debtors’ assets), including a pledge of all of the equity interests of each of the Company’s domestic subsidiaries and (ii) a super-priority administrative claim in each of the Bankruptcy. The Company’s obligations under the DIP Credit Agreement are guaranteed by each of Buffets’ subsidiaries which is a Debtor pursuant to a Guarantee and Collateral Agreement, dated as of January 22, 2008, among Buffets, the Company, the subsidiaries of Buffets’ named therein and Credit Suisse as Collateral Agent.
     The DIP Credit Agreement allows for one automatic six-month extension of the Maturity Date if the principal balance outstanding under the new money facility of the DIP Credit Agreement is less than or equal to $50.0 million on such date, provided that if the Company receives $10.0 million or more in asset sale proceeds during the first twelve months after the Petition Date, the automatic six-month extension of the maturity will be available only if the principal balance outstanding under the new money DIP Credit Agreement is less than or equal to $40.0 million on such date. If the principal balance outstanding under the new money DIP Credit Agreement is greater than $50.0 million (or greater than $40.0 million, if the Company receives $10.0 million or more in asset proceeds during the first twelve months after Petition Date) on the Maturity Date, a six-month extension may be granted with the consent of the holders of a majority in amount of the outstanding new money loans.
     The DIP Credit Agreement contains customary representations, warranties and covenants by the Debtors, including, without limitation, reporting requirements, financial covenants (including a requirement to maintain minimum financial results as defined therein), milestones related to the restructuring process, and limitations on the Company’s ability to sell assets.
     The New Money Loan under the DIP Credit Agreement may be accelerated following certain events of default, including (without limitation) any breach by the Debtors of any of the representations, warranties or covenants made in the DIP Credit Agreement, the dismissal by the Bankruptcy Court of any of the Bankruptcy, the conversion of any of the Bankruptcy to a case under Chapter 7 of the Bankruptcy Code or the appointment of a trustee pursuant to Chapter 11 of the Bankruptcy Code.
     The Company continuously monitors its compliance with the financial covenants in the DIP Credit Agreement and, as of July 2, 2008, was in compliance with these covenants. Subsequent to July 2, 2008, the Company became aware that, depending on its future results, it may not maintain the minimum consolidated EBITDA required under the terms of the DIP Credit Agreement and therefore may breach that covenant. Accordingly, the Company initiated discussions with the lenders under the DIP Credit Agreement to amend or waive such financial covenant. As a result of those discussions, on September 26, 2008, the Company entered into a Forbearance Agreement and Second Amendment to Credit Agreement (the “Forbearance Agreement”). Under the Forbearance Agreement, the administrative agent and the lenders agreed to forbear from exercising their default-related rights and remedies with respect to the potential breach of the minimum consolidated EBITDA covenant through October 15, 2008 and to amend the EBITDA covenant thresholds for the remaining term of the agreement. The agreement calls for a 1.0% increase in the annual interest rate paid with respect to the New Money Loan from LIBOR plus 7.25% to LIBOR plus 8.25%. The 4.0% per annum LIBOR floor and the 5.0% per annum LIBOR ceiling discussed above still apply under the terms of the Forbearance Agreement. The interest rate on the rollover loans remains unchanged under the Forbearance Agreement. The Forbearance Agreement also requires the Company to pay certain fees to the agents and lenders thereunder, as more fully described in the Forbearance Agreement. The Forbearance Agreement is subject to Bankruptcy Court approval, which is expected to occur on October 15, 2008. There are no assurances that the Company will be successful in obtaining Bankruptcy Court approval and failure to obtain such approval could have a material adverse effect on the Company. If the Company were unable to obtain approval of the Forbearance Agreement and an event of default were to occur under the DIP Credit Agreement, the lenders would be permitted to accelerate the repayment of amounts outstanding under the New Money Loans and letters of credit outstanding under the Company’s Letter of Credit Reimbursement and Security Agreement dated February 27, 2008, subject to the availability of certain cure periods. If the lenders under the DIP Credit Agreement accelerate the maturity of the facility, the Company will be unable to make such payments unless it can find other sources of financing or capital. The Company believes it will be extremely difficult to obtain alternative financing of capital. In addition, the Company’s ability to enter into agreements for alternative sources of financing is subject to the approval of the bankruptcy court. Furthermore, even if we obtain approval of the Forbearance Agreement, there can be no assurance that we will continue to remain in compliance with the amended covenants.

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
     Effective as of March 13, 2007, Buffets and the Company entered into an amendment to its Pre-Petition Credit Facility. The amendment added a revolving loan feature to the Synthetic Letter of Credit Facility (cumulatively referred to as the “Synthetic Revolving Facility”), whereby the Company may secure letters of credit and/or revolving loans in an aggregate principal amount of $70.0 million.
     Prior to the Bankruptcy, borrowings under the Term Facility bore interest at an adjusted LIBOR rate plus a margin of either 2.50%, 2.75% or 3.00% in the case of Eurodollar borrowings and at a certain alternate base rate plus a margin of either 1.50%, 1.75% or 2.00% in the case of alternate base rate borrowings, depending on Buffets’ leverage ratio, and borrowings under the Revolving Facility bore interest at an adjusted LIBOR rate plus a margin of 3.25% or at an alternate base rate plus a margin of 2.25%. Borrowings under the Synthetic Revolving Facility bore interest at an adjusted LIBOR rate plus a margin of 2.85%.
     On January 10, 2008, the Company entered into a Forbearance Agreement and Second Amendment (the “Forbearance Agreement”) to the Pre-Petition Credit Facility, dated as of November 1, 2006, among Buffets Holdings, Buffets, all subsidiaries named therein, the lenders named therein, and Credit Suisse as Administrative Agent (the “Pre-Petition Credit Facility”) relating to certain defaults under the Pre-Petition Credit Facility. The Forbearance Agreement also included certain amendments to the Pre-Petition Credit Facility. Among other things, the Forbearance Agreement provided that the lenders would forbear from exercising remedies related to certain pre-bankruptcy events of default, including the failure by the Company to maintain a minimum interest coverage ratio and a maximum leverage ratio, the failure by the Company to make the January 2, 2008 interest payment due on the Company’s 12 1/2% Senior Notes within the applicable 30-day grace period, and for the amendment of the Pre-Petition Credit Facility to, among other things, increase the interest rate margin applicable to LIBOR-based revolving and term loans to 7.25% and the interest rate margin applicable to alternate base rate revolving and term loans to 6.25%.
     The Bankruptcy triggered events of default under the Pre-Petition Credit Facility, as amended by the Forbearance Agreement, and the immediate acceleration of amounts outstanding under the Pre-Petition Credit Facility, other than the amounts rolled into the DIP Credit Agreement. The ability of the Pre-Petition Credit Facility lenders to seek remedies to enforce their rights under Pre-Petition Credit Facility is automatically stayed as a result of the Bankruptcy and the Pre-Petition Credit Facility lenders’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code.
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
     As of July 2, 2008, there was approximately $353.9 million outstanding under the Term Facility, $27.4 million outstanding under the Revolving Facility and $5.3 million outstanding under the Synthetic Revolving Facility, including $47.3 million outstanding letters of credit under the Pre-Petition Credit Facility. The Company is required to pay interest on all outstanding balances in the normal course throughout the Bankruptcy. It is the Company’s belief that all outstanding debt, other than the Super Secured amounts outstanding may be subject to compromise in the reorganization process. In accordance with the provisions of SOP 90-7, the Company classified the $386.6 million outstanding under these obligations as “Liabilities Subject to Compromise” in the accompanying consolidated balance sheet and has continued to record interest expense at the stated, post-petition contractual amounts.

     On April 12, 2007, per the terms of its Pre-Petition Credit Agreement, the Company entered into an interest rate swap agreement (the “Swap Agreement”) to manage its exposure on debt instruments to interest rate fluctuation. The Swap Agreement, which became effective May 31, 2007 and has a $32.0 million notional amount of indebtedness, was used to hedge a portion of the interest payments associated with the variable rate $530.0 million term loan by fixing the interest rate at 5.10% (represents LIBOR on April 12, 2007 when the agreement was entered into). The Swap Agreement calls for 90-day settlements beginning August 31, 2007. This instrument is structured as an effective hedge of the variability of cash flows to be paid on a portion of the Company’s outstanding debt. The derivative was recognized in the accompanying consolidated balance sheets at fair value. On the date the derivative contract was entered into, the Company documented the relationship between the hedging instrument and the hedged item, as well as its risk-management objective and strategy for undertaking the hedge transaction. This process included linking the derivative to a specific liability on the condensed consolidated balance sheet, as well as formally assessing, both at the hedge’s inception and on an ongoing basis, whether the derivative used in the hedging transaction is highly effective in offsetting changes in cash flows of the hedged item. Changes in the fair value of the derivative were recorded in other comprehensive income until earnings were affected by the variability in cash flows of the designated hedged item.
     On January 22, 2008, the Company received notification that the Bankruptcy caused an Event of Default, as defined in the Swap Agreement. As a result of the default, January 22, 2008 was set as the Early Termination Date, as described in the Swap Agreement, and a calculation of the amount owed under the agreement was performed and determined to be approximately $1.0 million. As a result, the Company recorded a current liability in the amount of $1.0 million and wrote off the related other comprehensive income, deferred tax asset and related valuation allowance to interest expense, as the hedged payments were no longer probable. The ability of the transaction counter-party to seek remedies to enforce their rights under the Swap Agreement is automatically stayed as a result of the Bankruptcy and the Pre-Petition Credit Facility lenders’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code. In accordance with SOP 90-7, the Company classified the $1.0 million swap liability as “Liabilities Subject to Compromise” in the accompanying consolidating balance sheet.
12 1/2% Senior Notes
     The issuance of Buffets’ 12 1/2% Senior Notes was consummated solely by means of a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). Buffets filed a registration statement with the Securities and Exchange Commission to exchange all of its $300.0 million 12 1/2% Senior Notes for notes registered under the Securities Act. The exchange offer was consummated on January 31, 2007. The 12 1/2% Senior Notes mature on November 1, 2014. Per the terms of the indenture, Buffets is required to pay semi-annual interest on the 12 1/2% Senior Notes on January 1 and July 1.
     The Bankruptcy triggered events of default under the indenture governing the 12 1/2% Senior Notes and the immediate acceleration of the outstanding principal amount and accrued but unpaid interest as of the Petition Date. The ability of the noteholders to seek remedies to enforce their rights under the indenture governing the 12 1/2% Senior Notes is automatically stayed as a result of the Bankruptcy and the noteholders’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code.
     In accordance with the provisions of SOP 90-7, the Company classified all amounts outstanding under this obligation as “Liabilities Subject to Compromise” in the consolidated balance sheet, and ceased the accrual of interest on these notes as of the Petition Date. As of July 2, 2008, the unpaid contractual interest on these notes was approximately $37.8 million, consisting of approximately $20.9 million of interest expense recorded in the accompanying financial statements through the Petition Date and approximately $16.9 million of excess contractual interest subsequent to the Petition Date through the end of the fiscal year. Management, in consultation with bankruptcy counsel, does not expect post-petition interest on this debt to be paid. As a result, the Company ceased accruing interest under this obligation as of the Petition Date in accordance with SOP 90-7.

11. Liabilities Subject to Compromise
     Under bankruptcy laws, actions by creditors to collect amounts owed prior to the Petition Date are stayed and certain other pre-petition contractual obligations may not be enforced against the Company. Substantially all unsecured liabilities as of the Petition Date, except those covered under certain first day motions filed with the Bankruptcy Court, have been classified as “Liabilities Subject to Compromise” in the 2008 fiscal year consolidated balance sheet.
     On May 12, 2008, the Bankruptcy Court set the Claims Bar Date for July 21, 2008. The Claims Bar Date is defined as the last date for all persons and entities holding or wishing to assert bankruptcy claims against the Company or one of its subsidiaries to file a proof of claim form. The Company continues to evaluate all claims asserted in the Bankruptcy and will file periodic motions with the court to reject, modify, liquidate or allow such claims. Recorded amounts may, in certain instances, be different than amounts asserted by the Company’s creditors and remain subject to reconciliation and adjustment.
     The Company received approval from the Bankruptcy Court to pay or otherwise honor certain of its pre-petition obligations, including employee salaries, wages and benefits, vendor goods for certain critical vendors and certain real property claims. In addition, as of the Petition Date, the Company ceased the accrual of interest on its unsecured 12 1/2% Senior Notes. Contractual interest not paid on that obligation amounts to approximately $37.8 million as of July 2, 2008, which is approximately $16.9 million in excess of recorded interest expense. In addition, the Company has accrued $1.0 million in interest expense related to the pending settlement of its interest rate swap. Amounts due under this agreement have been stayed by the Bankruptcy Court. See Note 10 – “Debt” for further discussion of the Company’s debt agreements.
     The following table summarizes the components of the “Liabilities Subject to Compromise” in the accompanying consolidated balance sheet as of July 2, 2008 (in thousands):

Accounts payable	$32,928
Accrued liabilities	87,405
Income taxes payable	—
Short-term debt	62,236
Current maturities of long-term debt	624,397
Long-term taxes payable	23,565
Other long-term liabilities	153

Total Liabilities Subject to Compromise	$830,684

12. Acquisitions
Ryan’s Restaurant Group, Inc.
     On November 1, 2006, Buffets completed the merger with Ryan’s. As a result of the merger, Ryan’s became a wholly-owned subsidiary of Buffets. The Merger was accounted for as a purchase business combination and for accounting purposes, Buffets was the acquiring enterprise. Accordingly, the results of Ryan’s operations are included in the Company’s results of operations for the full fiscal year ended July 2, 2008, but not for the full fiscal year ended June 27, 2007. The aggregate purchase price was approximately $165.4 million (net of cash acquired of $559.4 million), including approximately $18.1 million of capitalized acquisition related expenses. The excess of the purchase consideration plus acquisition costs over the fair value of assets acquired and liabilities assumed of approximately $203.3 million was allocated to goodwill. Substantially all the goodwill is not deductible for tax purposes.

     The following table summarizes the allocation of the purchase price to the estimated fair market values of the assets acquired and liabilities assumed at the date of the acquisition:

November 1,
2006
(in thousands)
Cash	$559,406
Assets held for sale	46,847
Deferred tax assets	—
Other current assets	42,330
Property, plant & equipment	99,079
Goodwill	203,334
Other intangible assets (1)	66,735
Other assets	3,740

Total assets acquired	1,021,471

Accounts payable	15,735
Current portion of long-term debt	33,036
Income taxes payable	12,614
Accrued liabilities	71,875
Deferred tax liability	49,554
Long-term debt	111,964
Other long-term liabilities	1,859

Total liabilities assumed	296,637

Net assets acquired	724,834
Less cash acquired	559,406

Net cash paid	$165,428

(1)	In connection with the Merger, the Company approximately $63.4 million in trademarks, $2.5 million in recipes and $0.8 million in leasehold interests.
     In connection with the Merger, the Company executed a headcount reduction initiative at the former corporate headquarters of Ryan’s and has closed 34 of the acquired restaurants. As a result, the Company recorded a liability for employee termination costs of $6.0 million. As of July 2, 2008, the Company had notified 1,451 employees of the acquired entities of their termination. As of the end of the 2008 fiscal year, all of the notified employees had been terminated and employee termination costs of $6.0 million had been paid. Charges related to employee termination costs and the restaurant closures were charged to goodwill pursuant to EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination.
     The Company incurred approximately $33.5 million in acquisition and merger integration costs as of July 2, 2008. Acquisition costs of approximately $18.1 million are recorded as a component of the purchase price in the consolidated balance sheets pursuant to SFAS 141, Business Combinations. Merger integration costs of approximately $15.4 million have been expensed as incurred since the date of acquisition, of which approximately $4.5 million were expensed during fiscal year 2008 and are recorded in “Merger Integration Costs” in the accompanying consolidated statements of operations.
     Unaudited pro forma consolidated results of continuing operations, as though the merger with Ryan’s had taken place at the beginning of the periods presented, are as follows (in thousands):

	Twelve Weeks Ended		Fifty-two Weeks Ended
	June 27, 2007		June 27, 2007

Revenue	$383,346		$1,680,649
Net loss	(66,268	) (1)	(127,984	) (2)

(1)
There are no pro forma adjustments necessary for the twelve weeks ended June 27, 2007 given that Ryan’s operating results are included in the consolidated statement of operations for the full sixteen-week period. Pro forma net loss has not been adjusted for nonrecurring items including loss on litigation of $1.6 million and merger integration costs of approximately $3.9 million.

(2)
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

North’s Restaurants, Inc.
     On August 1, 2006, the Company’s subsidiary, OCB Restaurant Company, LLC, acquired certain assets and liabilities of North’s Restaurants, Inc. (“North’s”), primarily comprised of five buffet restaurants in California and Oregon. The purchase price was $3.3 million. In addition, the Company incurred $0.1 million of transaction costs. The acquisition was accounted for as a purchase business combination in accordance with SFAS No. 141 Business Combinations. No goodwill was recorded as a result of the purchase price allocation. The results of the acquired restaurants subsequent to August 1, 2006, are included in the Company’s results of operations for the twelve and fifty-two weeks ended June 27, 2007.
13. Reorganization Items
     As of July 2, 2008, the Company had the following reorganization items (in thousands):

Professional fees	$14,698
Lease rejection costs	31,163
Closed store costs	7,815
Executory contract rejection costs	6,872
Severance	594
Interest income	(330)
Gain on extinguishment	(1,888)
Gain on asset sales	(251)
Other	538

Total reorganization items, net	$59,211

     During fiscal year 2008, the Company rejected approximately 70 unexpired leases in connection with the Bankruptcy. In accordance with Section 502(b)(6) of the Bankruptcy Code, the Company was required to recognize a charge for claims of a lessor for damages resulting from the termination of a lease of real property. Such claims are limited by specific provisions within the Bankruptcy Code. As of July 2, 2008, the Company recognized a charge of approximately $31.1 million related to expected lessor claims and established a liability for an equal amount. This liability is an estimate and is classified as “Subject to Compromise’ on the accompanying consolidated balance sheet.
     Subsequent to the Petition Date, the Company rejected the leases and closed 54 underperforming restaurants as part of the Bankruptcy. Cash charges of approximately $3.2 million were incurred related to these restaurant closures. These charges included approximately $1.4 million related to lease termination costs and obligations, $1.2 million related to employee termination costs and approximately $0.6 million related to other associated costs. Non-cash charges related to these closures were approximately $4.6 million.
14. Shareholders’ Deficit
Stock Shares
     The Company has 3.6 million authorized shares of common stock and 1.1 million authorized shares of preferred stock. As of July 2, 2008, the Company had 3,104,510 shares of common stock and no shares of preferred stock issued and outstanding. All outstanding shares of common stock are directly owned by Buffets Restaurants Holdings, Inc. (“Buffets Restaurants Holdings”).

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
Equity Participation Plan
     In October 2000, Buffets Holdings adopted the Equity Participation Plan, a non-qualified stock option plan under which up to 113,750 shares of common stock are reserved for issuance to certain employees. Prior to the Merger on November 1, 2006, the option exercise price for each option, as determined at the date of grant, was based on the four full fiscal quarters immediately preceding the date of the award using the amount by which the sum of 4.5 times earnings before interest, taxes, depreciation and amortization, as defined in the Credit Facility, and the proceeds payable to the Company upon the exercise of the options, exceeds the consolidated indebtedness of the Company as of the date of the award. Subsequent to the Merger, the option exercise price for each option has been determined, at the date of grant, based on an exercise price derived from an equity valuation performed by a third party valuation company. This valuation compares the Company to other publicly-held companies and develops a market price for the Company’s shares of common stock. Options are fully vested upon issuance and generally expire fifteen years from the date of the grant or at an earlier date, as determined by the Board of Directors. However, options are only exercisable in the event of a liquidity event, as defined in the Stockholders’ Agreement. The Company reserves the right to pay the plan participant the appreciated value of the shares rather than actually issue equity. As of July 2, 2008, there were no shares awarded under the plan.
     Activity under the stock option plan is summarized as follows:

	For the Year Ended
	June 28, 2006		June 27, 2007		July 2, 2008
		Weighted-		Weighted-		Weighted-
		Avg		Avg		Avg
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	97,029	$14.51	77,823	$14.34	102,700	$12.70
Granted	1,124	0.11	29,232	9.17	—	—
Exercised	—	—	—	—	—	—
Canceled	20,330	14.36	4,355	18.33	19,042	10.56

Outstanding at end of year	77,823	$14.34	102,700	$12.70	83,658	$13.19

     The following table summarizes the Company’s outstanding stock options as of July 2, 2008:

	Options Outstanding
		Weighted-Avg
		Remaining
	Number	Option Term	Weighted-Avg
Range of Exercise Price	Outstanding	(in years)	Exercise Price
$ 0 - $10	21,565	9.00	$6.56
$11 - $20	50,894	12.19	11.60
$21 - $30	5,374	8.30	25.19
$31 - $40	375	8.51	32.09
$41 - $50	5,450	8.82	41.07

$ 0 - $50	83,658	10.88	$13.19

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
     Subsequent to July 31, 2006, upon termination of any Management Employee’s employment for any reason other than death or disability, any unvested phantom incentive units awards held by such Management Employee are forfeited and the Company has the right, at its election and in its sole discretion, to repurchase from such executive any phantom incentive units awards that have vested as of the date of the termination of his employment. Pursuant to the terms of the award agreements, each of the Management Employees has agreed not to compete with the Company or solicit any employee of the Company or its affiliates during the term of employment and for two years thereafter. As of July 2, 2008, there were 104,150 phantom incentive units outstanding.
Restrictions on Dividend Payments
     There are certain restrictions on the ability of the Company to distribute funds to its parent or to receive contributions from its subsidiaries. Pursuant to the terms of the Company’s debt agreements, the Company and its subsidiaries have restrictions on their ability to make certain payments. The types of payments that are restricted include dividends or other equity distributions to equity holders, payments to repurchase the Company’s capital stock, repayment of subordinated debt prior to scheduled repayment or maturity and certain investments (collectively referred to as “Restricted Payments”). The restrictions do not allow the Company and its subsidiaries, directly or indirectly, to make a Restricted Payment if at the time the Company or a subsidiary makes such Restricted Payment: (1) a default has occurred and is continuing, (2) certain debt covenant ratios of the Company exceed a specified threshold, or (3) the aggregate amount of such Restricted Payment and all other Restricted Payments exceeds certain thresholds.
15. Retirement Plan
     Prior to January 1, 2008, the Company had a 401(k) plan covering all employees of Buffets (excluding Ryan’s) with one year of service, age 21 or older, who worked at least 1,000 hours in the prior year. The Company’s discretionary contributions to the plan are determined annually, on a calendar year basis, by the Board of Directors and are used to match a portion of employees’ voluntary contributions. There were no matching contributions for calendar year 2006 or calendar year 2007.

     As of November 1, 2006, the Company acquired a defined contribution retirement plan, which covers all Ryan’s team members who have at least one year of service and have attained 21 years of age. Participating team members may contribute from 1% to 50% of their compensation to the plan with the first 6% of compensation matched in cash by the Company at a 40% rate. The Company’s match for participants with 20 or more years of service increases to 100% of the first 6% contributed by team members. All plan assets are invested in a nationally recognized family of mutual funds. The Company was only responsible for employee match contributions for the third and fourth quarters of fiscal year 2007. Total contributions made for the two fiscal quarters were approximately $0.7 million.
     On January 1, 2008, the Company combined these two plans. The new plan covers all employees of the Company who have at least one year of service, age 21 or older, who worked at least 1,000 hours in the prior year. Participating employees may contribute from 0% to 100% of their compensation to the plan with the first 3% contributed matched at a 25% rate. The employer match portion is paid to the plan annually on the last day of the plan year (December 31). Participants must be employed on the last day of the plan year to qualify for the match in any given year. Participants are 100% vested in their own contributions immediately. As of July 2, 2008, the reserve for matching contributions for the first half of calendar year 2008 was approximately $0.4 million.
16. Income Taxes
     The income tax (benefit) expense consisted of the following (in thousands):

	For the Year Ended
	June 28,	June 27,	July 2,
	2006	2007	2008
Federal:
Current	$1,776	$(5,107)	$(3,021)
Deferred	(1,543)	21,893	(3,241)

	233	16,786	(6,262)
State:
Current	761	182	1,198
Deferred	(535)	682	(1,035)

	226	864	163

Income tax (benefit) expense	$459	$17,650	$(6,099)

     Deferred income taxes are provided to record the income tax effect of temporary differences that occur when transactions are reported in one period for financial statement purposes and in another period for tax purposes. The tax effect of the temporary differences giving rise to the Company’s deferred tax assets and liabilities was as follows (in thousands):

	June 27, 2007		July 2, 2008
		Non-		Non-
	Current	current	Current	current
	Asset	Asset	Asset	Liability
Property and equipment	$—	$(20,510)	$—	$(2,083)
Deferred rent	—	12,278	—	15,480
Self-insurance reserve	4,998	—	5,232	—
Accrued workers’ compensation	8,355	—	6,728	—
Accrued payroll and related benefits	2,961	—	3,329	—
Accrued store closing costs	638	—	666	—
Net operating loss and tax credit carryforwards	—	36,012	—	73,003
Deferred gain on sale leaseback transaction	—	2,486	—	2,360
Merger transaction costs	—	2,260	—	—
Intangible assets	—	(33,279)	—	(22,735)
Federal deduction for FIN 48 reserves	—	—	—	7,507
Reorganization items	—	—	—	2,622
Other	788	(1,937)	(2,304)	948

Total deferred tax assets (liabilities)	17,740	(2,690)	13,651	77,102
Valuation allowance for deferred tax assets	(14,740)	(30,766)	(13,651)	(99,895)

Net deferred tax assets (liabilities)	$3,000	$(33,456)	$—	$(22,793)

     As of July 2, 2008, the Company had operating loss carryovers of approximately $149.9 million (before valuation allowances), which expire after nineteen to twenty years, and general business credit carryovers, primarily related to employment credits of approximately $14.9 million, with $14.6 million of these expiring within fifteen to twenty years. The remaining $0.3 million of such credits can be carried forward indefinitely. The Company has provided a $113.5 million valuation allowance against its deferred tax assets based on management’s position that it is more-likely-than-not that the tax benefits related to these assets will be realized.
     A reconciliation of the Company’s income tax (benefit) expense at the federal statutory rate to the reported income tax (benefit) expense was as follows (in thousands):

	For the Year Ended
	June 28,	June 27,	July 2,
	2006	2007	2008
Federal income tax benefit at statutory rate of 35%	$(1,930)	$(34,682)	$(187,813)
State income taxes, net of federal benefit	57	(1,317)	358
General business credits	(1,546)	(2,566)	(3,678)
Non-deductible interest on high-yield notes	1,497	635	—
Change in deferred tax rate	337	1,268	—
Valuation allowance for deferred tax assets	—	45,506	68,040
Goodwill and intangible impairment	—	—	125,579
Gross up of tax reserves	—	7,865	—
Prior period deferred tax adjustment	—	—	—
Other	2,044	941	(8,585)

Income tax (benefit) expense	$459	$17,650	$(6,099)

     The $2.0 million other line item in fiscal year 2006 represents adjustments to deferred income tax items of $1.2 million, $0.3 million related to the non-deductibility of costs related to the repurchase of certain rights associated with shares of common stock held by former management shareholders and $0.6 million represents an increase in the Company’s federal and state income tax reserves. The $1.3 million change in deferred tax rate in fiscal year 2007 represents a cumulative charge to restate the carrying value of the Company’s deferred tax assets relating to the acquisition of Ryan’s. The $45.5 million in fiscal year 2007 represents the establishment of a valuation allowance against a significant portion of the Company’s deferred tax assets due to uncertainty regarding realization of the related tax benefits. Similarly, the $7.9 million gross up of tax reserves in fiscal year 2007 represents the impact of the reversal of expected federal benefit from state tax reserves, due to the uncertainty regarding those benefits. The $68.0 million represents the valuation against fiscal year 2008 book losses after permanent adjustments. The $125.6 million represents the non-deductible portion of intangibles that have been impaired. Of this amount, $128.2 million of the impairment is related to goodwill and $2.6 million represents a benefit from the reduction of a deferred tax liability associated with trademarks acquired in the Ryan’s merger.
     The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, on June 28, 2008. As a result of the implementation, the Company recognized a cumulative effect change on retained earnings of approximately $0.9 million. The Company had a liability for total unrecognized income tax benefits in the amount of $23.8 million on July 2, 2008, and if recognized, approximately $10.0 million would impact the effective tax rate. The remainder, if reversed, would result in a decreased to goodwill as a result of the Ryan’s acquisition in accordance with EITF 93-7, Uncertainties Related to Income Taxes in a Business Combination. Of the total unrecognized tax benefits reflected in the Company’s balance sheet as of July 2, 2008, approximately $7.9 million represented interest and penalties. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within its operations in “Income Tax Expense.” In conjunction with the adoption of FIN 48, the Company reclassified the liability for unrecognized income tax benefits from current to long-term liabilities.
     The following is a reconciliation of the total amounts of unrecognized tax benefits for fiscal year 2008 (tax only) (in thousands):

July 2,
2008
Unrecognized tax benefit – beginning balance	$16,122
Decrease related to prior year tax positions	(590)
Increase related to current year tax positions	369
Settlements with taxing authorities	—
Lapse of statute of limitations	(90)

Unrecognized tax benefit – ending balance	$15,811

     As of July 2, 2008, the Company believes that it is reasonably possible that certain state tax uncertain positions may significantly decrease as a result of the Bankruptcy. Settlement of these unrecognized tax benefits will be determined by the Bankruptcy Court throughout the claims process. As a result, the Company is unable to develop an estimate of the amount of change. No other material changes are expected.
     The Company files tax returns, including returns for its subsidiaries, in the United States federal jurisdiction and in various state jurisdictions. Uncertain tax positions are related to tax years that remain subject to examination. U.S. tax returns for the fiscal years ended June 2005 through 2007 remain subject to examination by federal tax authorities. Various fiscal years remain subject to examination for tax returns for state and local jurisdictions.
17. Related-Party Transactions
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
     In consideration for the services to be provided by the Caxton-Iseman Party, Buffets agreed to pay the Caxton-Iseman Party (i) an annual fee equal to 2% of Buffets’ EBITDA (as defined in the Management Agreement), (ii) a transaction fee, payable upon the completion by Buffets of any acquisition, of 2% of the sale price, (iii) a transaction fee, payable upon the completion of the sale of Buffets of 1% of the sale price, and (iv) a transaction fee, payable upon the completion of the sale by Buffets of any other divestitures, of 1% of the sale price. The annual fee payable in any year may not exceed the amounts permitted under the Company’s debt agreements, and the Caxton-Iseman Party is obligated to return any portion of the annual fee that has been prepaid if an event of default has occurred and is continuing under either the Company’s debt agreements. The Company prepaid the management fee in January 2007 for the calendar year. As of July 2, 2008, the Company had expensed approximately $665,000 of this prepaid management fee and received a refund for the remaining prepaid balance from the Caxton-Iseman Party. In accordance with the terms of the Forbearance Agreement, the Company has refrained from accruing amounts owed under this agreement. The Company does not anticipate making any additional payments under this agreement.
     In October 2000, the Company entered a management agreement with Sentinel Capital Partners, L.L.C., a minority shareholder of Buffets Restaurant Holdings owning approximately 7.0% of the outstanding common stock, under which Sentinel Capital Partners, L.L.C. provides various advisory services to the Company for an annual advisory fee of $200,000. On January 18, 2008, David S. Lobel, a member of the Board of Directors of Buffets Holdings and Buffets resigned from the respective Company’s Board of Directors. As a result of Mr. Lobel’s resignation, this management agreement was terminated in accordance with its terms.
     Roe H. Hatlen, a founder of Buffets and a former member of the Board of Directors of Buffets Holding and Buffets, entered into an advisory arrangement with Buffets Holdings on September 28, 2000 (the “Advisory Agreement”), that had an original term expiring in December 2005. On December 13, 2005, the Advisory Agreement was amended to extend the term through June 30, 2006 at an annual compensation of $200,000. The Advisory Agreement was further amended twice to extend the term through December 31, 2006 and December 31, 2007, respectively at the same annual compensation. The Company is currently paying Mr. Hatlen an annual fee of $200,000. In addition, Mr. Hatlen is entitled to (1) the use of certain company-provided facilities during the term of the agreement, (2) business expense (including auto expense) reimbursement arrangements during the term of the agreement, and (3) health, welfare, disability and life insurance benefits, on the same basis provided to senior executives of Buffets until December 31, 2010. All costs are recognized as incurred in “General and Administrative” expenses in the accompanying condensed consolidated statement of operations. Mr. Hatlen owns approximately 6.0% of the outstanding common stock of Buffets Restaurant Holdings.
     On January 11, 2008, Mr. Hatlen resigned from the Board of Directors of Buffets Holdings and Buffets and this agreement was subsequently amended. The agreement was amended to (i) allow the agreement to be terminated by either party upon 30 days prior written notice and (ii) limit the scope of services to be provided by Mr. Hatlen under the agreement to those that he is requested to perform by the Company’s Chief Executive Officer or such other officer designated by the Chairman of the Company’s Board of Directors. Mr. Hatlen’s compensation under the agreement remains unchanged.

18. Commitments and Contingencies
Litigation
     In August 2008, a putative class action lawsuit was filed against Fire Mountain Restaurants, LLC in the United States District Court for the Middle District of Louisiana, alleging failures to pay overtime deficiencies to restaurant servers. The complaint does not make a specific monetary demand. Prior to an answer being filed, the contested action was stayed pursuant to the Bankruptcy Code. The liability related to this matter, if any, has not been established.
     On January 22, 2008, the Company and each of its subsidiaries filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware, Case Number 08-10141. Under the Bankruptcy Code, the filing of a petition automatically stays most litigation pending against the Debtors.
     On April 2, 2007, a putative class action lawsuit was filed against HomeTown Buffet, Inc. and Buffets Holdings, Inc. in California state court in San Bernardino County. The lawsuit alleges that HomeTown Buffet violated California wage and hour laws by failing to pay its hourly employees overtime, for failing to provide meal and rest period breaks as provided by the California Labor Code and for charging employees for uniforms and equipment. Defendants removed the lawsuit to the United States District Court for the Central District of California on June 28, 2007. The complaint does not make a specific monetary demand. This contested action has likewise been stayed pursuant to the Bankruptcy Code. It was in a preliminary stage at the time of the filing and the pre-petition liability has not been established.
     On November 12, 2004, two former restaurant managers of the Company’s wholly-owned subsidiary, HomeTown Buffet, Inc. (“HomeTown Buffet”), individually and on behalf of all others similarly situated, filed a class action lawsuit against HomeTown Buffet in California Superior Court in San Francisco County. The lawsuit alleges that HomeTown Buffet violated California wage and hour laws by failing to pay all of its California managers and assistant managers overtime, and for making deductions from bonus compensation based on the Company’s workers’ compensation costs. In March 2006, the plaintiffs amended the complaint in the lawsuit to add OCB Restaurant Company, LLC as a defendant, and to limit the claims to those managers below the level of restaurant General Manager. In April 2006, the defendants removed the lawsuit to the United States District Court for the Northern District of California. During the course of discovery, but prior to a motion for certification of a class, the parties reached a settlement of this action in mediation in late February 2007. The settlement, which anticipated payments of approximately $7.2 million, received preliminary court approval on September 12, 2007 but final court approval was not obtained prior to the Petition Date. The matter represents a pre-petition unsecured claim subject to resolution under the bankruptcy proceeding. The Company previously recorded the expected settlement of $7.2 million in the accrued litigation reserve. This amount is a pre-petition liability and is classified in “Liabilities Subject to Compromise” in the accompanying consolidated balance sheet.
     In June 2006, a lawsuit was filed in the Berkeley County (West Virginia) circuit court on behalf of three plaintiffs alleging wage and hour violations against Ryan’s Restaurant Group, Inc. and certain of its executives. This complaint is a class action lawsuit brought on behalf of hourly employees who worked for Ryan’s in West Virginia since July 2001. In July 2006, defendants removed the lawsuit to the United States District Court for the Northern District of West Virginia. In February 2007, the court denied plaintiffs motion to remand the matter back to West Virginia state court. The plaintiffs seek compensatory damages, penalties, restitution of unpaid wages and deductions, pre-judgment interest, costs of suit and reasonable attorneys’ fees. The complaint does not make a specific monetary demand. As of the Petition Date, the West Virginia action was in a preliminary stage and the Company’s liability, if any, was undeterminable. The matter represents a contested pre-petition claim that is stayed pursuant to the Bankruptcy Code.
     The Company is also involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of those matters will not have a material adverse effect on its consolidated financial position or the results of operations.

Operating Leases
     The Company conducts most of its operations from leased restaurant facilities, all of which are classified as operating leases. As a result of the Chapter 11 filings, the Company’s obligations under these lease agreements may significantly change in the future.
     The following is a schedule of future minimum lease payments required under non-cancellable operating leases as of July 2, 2008 (in thousands):

2009	$90,606
2010	95,369
2011	90,123
2012	83,962
2013	79,145
Thereafter	985,387

Total future minimum lease payments	$1,424,592

     Minimum payments have not been reduced by minimum sublease rentals of approximately $3.0 million. During fiscal year 2008, the Company renegotiated several of its existing real property leases to reduce minimum rent payments and/or lease term. Annual savings from these lease modifications are expected to be approximately $2.5 million to $3.0 million and are reflected in the table above. Subsequent to year-end, the Bankruptcy Court approved several motions requesting the renegotiation of certain of its existing leases, reducing both minimum rent payments and lease term. Annual savings from these lease modifications are expected to be approximately $3.0 million to $3.5 million and are not included in the table above. Throughout the Bankruptcy, its obligations under its lease arrangements may continue to change significantly.
     Certain of these leases require additional rent based on a percentage of net sales and may require additional payments for real estate taxes and common area maintenance on the properties. Many of these leases also contain renewal options exercisable at the election of the Company. Under the provisions of certain leases, there are certain escalations in payments over the base lease term, as well as renewal periods which have been reflected in rent expense on a straight-line basis over the life of the anticipated terms. Differences between minimum lease payments and straight-line rent expense are reflected as “Deferred Lease Obligations” in the accompanying consolidated balance sheets.
Rent expense was as follows (in thousands):

	For the Year Ended
	June 28,	June 27,	July 2,
	2006	2007	2008
Minimum rents	$50,192	$89,066	$106,554
Contingent rents	3,708	3,251	2,286
Less: Sublease rents	(2,357)	(2,082)	(1,346)
Deferred rents	1,123	8,862	11,367
Percentage rents	2,296	1,958	1,806

	$54,962	$101,055	$120,667

19. Condensed Consolidating Financial Statements
     The following restated unaudited condensed consolidating financial statements are presented pursuant to Rule 3-10 of Regulation S-X. Buffets is an issuer (the “Subsidiary Issuer”) of 12 1/2% Senior Notes that are fully and unconditionally guaranteed by its parent, Buffets Holdings (the “Parent”), as well as each of its current and future domestic subsidiaries including HomeTown Buffet, Inc., OCB Restaurant Company, LLC, OCB Purchasing Co., Tahoe Joe’s, Inc., Buffets Leasing Company, LLC, HomeTown Leasing Company, LLC, OCB Leasing Company, LLC, Tahoe Joe’s Leasing Company, LLC, Ryan’s Restaurant Group, Inc., Big R Procurement Company, LLC, Fire Mountain Restaurants, LLC, Ryan’s Restaurant Leasing Company, LLC, Ryan’s Restaurant Management Group, LLC, Fire Mountain Leasing Company, LLC, Fire Mountain Management Group, LLC, and Buffets Franchise Holdings, LLC (collectively, the “Subsidiary Guarantors”). All guarantees are joint and several and Buffets and the subsidiary guarantors are 100% owned by Buffets Holdings.
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

Condensed Consolidating Balance Sheet
As of June 27, 2007

		Subsidiary	Subsidiary
	Parent	Issuer	Guarantors	Eliminations	Consolidated
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$37	$(1,852)	$6,485	$—	$4,670
Receivables	(312)	1,944	13,141	(4,554)	10,219
Income tax receivable	—	13,324	—	—	13,324
Inventories	—	858	31,978	—	32,836
Prepaid expenses and other current assets	—	6,383	2,406	—	8,789
Assets held for sale	—	—	48,145	—	48,145
Deferred income taxes	—	3,000	—	—	3,000

Total current assets	(275)	23,657	102,155	(4,554)	120,983
PROPERTY AND EQUIPMENT, net	—	7,577	213,515	—	221,092
GOODWILL, net	—	294,758	202,734	—	497,492
OTHER INTANGIBLE ASSETS	—	—	84,410	—	84,410
INVESTMENT IN SUBSIDIARIES	(428,872)	105,050	—	323,822	—
OTHER ASSETS, net	38	183,407	36,160	(182,513)	37,092

Total assets	$(429,109)	$614,449	$638,974	$136,755	$961,069

LIABILITIES AND SHAREHOLDER’S EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	—	74,046	(612,916)	619,960	81,090
Accrued liabilities	—	70,912	63,008	—	133,920
Income taxes payable	6,274	18,062	—	—	24,336
Short-term debt	—	13,000	12,701	(12,701)	13,000
Current maturities of long-term debt	—	6,625	6,473	(6,473)	6,625

Total current liabilities	6,274	182,645	(530,734)	600,786	258,971
LONG-TERM DEBT, net of current maturities	—	822,050	952,943	(952,943)	822,050
DEFERRED INCOME TAXES	—	33,456	—	—	33,456
DEFERRED LEASE OBLIGATIONS	—	2,328	35,881	—	38,209
OTHER LONG-TERM LIABILITIES	—	2,842	6,499	—	9,341

Total liabilities	6,274	1,043,321	464,589	(352,157)	1,162,027

SHAREHOLDER’S EQUITY (DEFICIT)
Common stock	31	—	—	—	31
Additional paid in capital	82	—	—	—	82
Retained earnings (accumulated deficit)	(435,554)	(428,930)	174,385	488,970	(201,129)
Accumulated other comprehensive income	58	58	—	(58)	58

Total shareholder’s equity (deficit)	(435,383)	(428,872)	174,385	488,912	(200,958)

Total liabilities and shareholder’s equity (deficit)	$(429,109)	$614,449	$638,974	$136,755	$961,069

Condensed Consolidating Balance Sheet
As of July 2, 2008

		Subsidiary	Subsidiary
	Parent	Issuer	Guarantors	Eliminations	Consolidated
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$36	$60,330	$8,305	$—	$68,671
Receivables	(6,585)	943	35,206	(21,500)	8,064
Income tax receivable	—	3,680	—	—	3,680
Inventories	—	868	29,532	—	30,400
Restricted cash	—	2,377	—	—	2,377
Prepaid expenses and other current assets	—	30,639	9,438	—	40,077
Assets held for sale	—	—	2,132	—	2,132

Total current assets	(6,549)	98,837	84,613	(21,500)	155,401
PROPERTY AND EQUIPMENT, net	—	5,980	192,632	—	198,612
GOODWILL, net	—	94,644	41,483	—	136,127
OTHER INTANGIBLE ASSETS	—	—	60,648	—	60,648
INVESTMENT IN SUBSIDIARIES	(538,443)	281,221	—	257,222	—
OTHER ASSETS, net	38	172,308	33,342	(176,709)	28,979

Total assets	$(544,954)	$652,990	$412,718	$59,013	$579,767

LIABILITIES AND SHAREHOLDER’S EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	—	59,728	(753,124)	739,719	46,323
Accrued liabilities	—	39,967	37,680	—	77,647
Income taxes payable	—	255	—	—	255
Short-term debt	—	81,250	79,138	(79,138)	81,250
Current maturities of long-term debt	—	199,631	194,441	(194,441)	199,631

Total current liabilities	—	380,831	(441,865)	466,140	405,106
LONG-TERM DEBT, net of current maturities	—	—	149,800	(149,800)	—
DEFERRED LEASE OBLIGATIONS	—	2,643	42,328	—	44,971
DEFERRED INCOME TAXES	—	22,793	—	—	22,793
LONG-TERM TAXES PAYABLE	—	243	—	—	243
OTHER LONG-TERM LIABILITIES	—	2,560	4,185	—	6,745

Total liabilities	—	409,070	(245,552)	316,340	479,858

LIABILITIES SUBJECT TO COMPROMISE	—	782,363	656,484	(608,163)	830,684

SHAREHOLDER’S EQUITY (DEFICIT)
Common stock	31	—	—	—	31
Additional paid in capital	82	—	—	—	82
Retained earnings (accumulated deficit)	(545,067)	(538,443)	1,786	350,836	(730,888)
Accumulated other comprehensive income	—	—	—	—	—

Total shareholder’s equity (deficit)	(544,954)	(538,443)	1,786	350,836	(730,775)

Total liabilities and shareholder’s equity (deficit)	$(544,954)	$652,990	$412,718	$59,013	$579,767

Condensed Consolidating Statement of Operations
For the Year Ended June 28, 2006

		Subsidiary	Subsidiary
	Parent	Issuer	Guarantors	Eliminations	Consolidated
	(In thousands)
RESTAURANT SALES	$—	$44,287	$918,875	$—	$963,162
RESTAURANT COSTS:
Food	—	15,788	311,457	—	327,245
Labor	—	13,194	261,458	—	274,652
Direct and occupancy	—	6,335	221,345	—	227,680

Total restaurant costs	—	35,317	794,260	—	829,577
ADVERTISING EXPENSES	—	29,774	863	—	30,637
GENERAL AND ADMINISTRATIVE EXPENSES	6	(20,503)	64,695	—	44,198
SHAREHOLDERS’ RIGHTS REPURCHASE	757	—	—	—	757
CLOSED RESTAURANT COSTS	—	—	6,023	—	6,023
IMPAIRMENT OF ASSETS	—	—	5,964	—	5,964

OPERATING INCOME (LOSS)	(763)	(301)	47,070	—	46,006
OTHER INCOME	—	(326)	(668)	—	(994)
INTEREST INCOME	—	(1,053)	678	—	(375)
INTEREST EXPENSE	12,907	39,335	36,975	(36,975)	52,242
LOSS RELATED TO REFINANCING	—	647	—	—	647

INCOME (LOSS) BEFORE INCOME TAXES	(13,670)	(38,904)	10,085	36,975	(5,514)
INCOME TAX (BENEFIT) EXPENSE	(3,261)	2,671	1,049	—	459

Net income (loss) before equity in net loss of subsidiaries	(10,409)	(41,575)	9,036	36,975	(5,973)
Equity in net loss from subsidiaries	(4,436)	9,036	—	(4,600)	—

Net income (loss)	$(5,973)	$(50,611)	$9,036	$41,575	$(5,973)

Condensed Consolidating Statement of Operations
For the Year Ended June 27, 2007

		Subsidiary	Subsidiary
	Parent	Issuer	Guarantors	Eliminations	Consolidated
	(In thousands)
RESTAURANT SALES	$—	$43,242	$1,375,866	$—	$1,419,108
RESTAURANT COSTS:
Food	—	15,617	475,410	—	491,027
Labor	—	13,075	411,946	—	425,021
Direct and occupancy	—	3,631	359,786	(2,531)	360,886

Total restaurant costs	—	32,323	1,247,142	(2,531)	1,276,934
ADVERTISING EXPENSES	—	32,975	921	—	33,896
GENERAL AND ADMINISTRATIVE EXPENSES	434	(25,539)	88,170	(657)	62,408
CLOSED RESTAURANT COSTS	—	—	3,822	—	3,822
IMPAIRMENT OF ASSETS	—	—	415	—	415
LOSS ON SALE LEASEBACK TRANSACTIONS	—	—	2,498	—	2,498
LOSS ON LITIGATION SETTLEMENT	—	7,641	—	—	7,641
MERGER INTEGRATION COSTS	—	7,304	3,634	—	10,938

OPERATING INCOME (LOSS)	(434)	(11,462)	29,264	3,188	20,556
OTHER INCOME	—	(905)	(688)	657	(936)
INTEREST INCOME	—	(704)	1,050	(561)	(215)
INTEREST EXPENSE	5,455	74,174	71,976	(71,941)	79,664
LOSS RELATED TO REFINANCING	18,044	23,090	—	—	41,134

INCOME (LOSS) BEFORE INCOME TAXES	(23,933)	(107,117)	(43,074)	75,033	(99,091)
INCOME TAX (BENEFIT) EXPENSE	6,275	11,498	(123)	—	17,650

Net income (loss) before equity in net loss of subsidiaries	(30,208)	(118,615)	(42,951)	75,033	(116,741)
Equity in net loss from subsidiaries	(86,533)	(42,951)	—	129,484	—

Net income (loss)	$(116,741)	$(161,566)	$(42,951)	$204,517	$(116,741)

Condensed Consolidating Statement of Operations
For the Year Ended July 2, 2008

		Subsidiary	Subsidiary
	Parent	Issuer	Guarantors	Eliminations	Consolidated
	(In thousands)
RESTAURANT SALES	$—	$42,667	$1,545,783	$—	$1,588,450
RESTAURANT COSTS:
Food	—	15,554	537,356	—	552,910
Labor	—	12,586	463,247	—	475,833
Direct and occupancy	—	6,693	408,342	—	415,035

Total restaurant costs	—	34,833	1,408,945	—	1,443,778
ADVERTISING EXPENSES	—	41,786	489	—	42,275
GENERAL AND ADMINISTRATIVE EXPENSES	—	(67,512)	139,385	(656)	71,217
CLOSED RESTAURANT COSTS	—	—	4,928	—	4,928
IMPAIRMENT OF ASSETS	—	200,114	204,633	—	404,747
LOSS ON LITIGATION SETTLEMENT	—	131	—	—	131
MERGER INTEGRATION COSTS	—	2,125	2,347	—	4,472

OPERATING INCOME (LOSS)	—	(168,810)	(214,944)	656	(383,098)
OTHER INCOME	—	(674)	(655)	656	(673)
INTEREST INCOME	—	(296)	84	—	(212)
INTEREST EXPENSE	—	93,333	71,514	(71,476)	93,371
REIORGANIZATION ITEMS, net	—	25,827	33,384	—	59,211
LOSS RELATED TO REFINANCING	—	1,950	—	—	1,950

INCOME (LOSS) BEFORE INCOME TAXES	—	(288,950)	(319,271)	71,476	(536,745)
INCOME TAX (BENEFIT) EXPENSE	—	(2,393)	(3,706)	—	(6,099)

Net income (loss) before equity in net loss of subsidiaries	—	(286,557)	(315,565)	71,476	(530,646)
Equity in net loss from subsidiaries	(530,646)	(315,565)	—	846,211	—

Net income (loss)	$(530,646)	$(602,122)	$(315,565)	$917,687	$(530,646)

Condensed Consolidating Statement of Cash Flows
For the Year Ended June 28, 2006

		Subsidiary	Subsidiary
	Parent	Issuer	Guarantors	Eliminations	Consolidated
	(In thousands)
OPERATING ACTIVITIES:
Net income (loss)	$(5,973)	$(50,611)	$9,036	$41,575	$(5,973)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	2,907	29,160	—	32,067
Amortization of debt issuance costs	354	1,178	1,107	(1,107)	1,532
Accretion of original issue discount	12,552	784	737	(737)	13,336
Loss on disposal of assets	—	—	1,218	—	1,218
Impairment of assets	—	—	5,964	—	5,964
Deferred income taxes	(3,225)	1,147	—	—	(2,078)
Equity in earnings of subsidiary	(4,436)	9,036	—	(4,600)	—
Changes in assets and liabilities:
Receivables	(1,885)	52,985	(50,568)	1,221	1,753
Inventories	—	(18)	(685)	—	(703)
Prepaid expenses and other assets	1	1,562	(280)	—	1,283
Accounts payable	—	4,137	(71)	(1,877)	2,189
Accrued and other liabilities	—	(1,547)	277	—	(1,270)
Income taxes payable/refundable	1,841	(1,854)	—	—	(13)

Net cash provided by (used in) operating activities	(771)	19,706	(4,105)	34,475	49,305

INVESTING ACTIVITIES:
Purchase of property and equipment	—	(1,721)	(29,625)	—	(31,346)
Collection on notes receivable	—	1,062	—	—	1,062
Corporate cash advances (payments)	—	—	50,470	(50,470)	—
Purchase of other assets	(1)	(1,347)	(1,090)	—	(2,438)

Net cash provided by (used in) investing activities	(1)	(2,006)	19,755	(50,470)	(32,722)

FINANCING ACTIVITIES:
Repayment of debt	—	(17,016)	(15,995)	15,995	(17,016)
Repurchase of common stock	(10)	—	—	—	(10)
Dividends	770	(770)	—	—	—

Net cash provided by (used in) investing activities	760	(17,786)	(15,995)	15,995	(17,026)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(12)	(86)	(345)	—	(443)
CASH AND CASH EQUIVALENTS, beginning of period	49	14,154	6,459	—	20,662

CASH AND CASH EQUIVALENTS, end of period	$37	$14,068	$6,114	$—	$20,219

Condensed Consolidating Statement of Cash Flows
For the Year Ended June 27, 2007

		Subsidiary	Subsidiary
	Parent	Issuer	Guarantors	Eliminations	Consolidated
	(In thousands)
OPERATING ACTIVITIES:
Net income (loss)	$(116,741)	$(161,566)	$(42,951)	$204,517	$(116,741)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	2,840	37,996	—	40,836
Amortization of debt issuance costs	140	3,892	3,802	(3,802)	4,032
Accretion of original issue discount	5,315	308	301	(301)	5,623
Loss related to refinancing:
Write-off of debt issuance costs	1,992	6,694	6,540	(6,540)	8,686
Refinancing premiums expensed	16,052	15,547	15,189	(15,189)	31,599
Loss on disposal of assets	—	(2,825)	6,682	(2,531)	1,326
Loss on sale leaseback transaction	—	2,498	—	—	2,498
Impairment of assets	—	—	415	—	415
Deferred income taxes	6,204	(7,737)	—	—	(1,533)
Stock-based compensation	77	—	—	—	77
Equity in earnings of subsidiaries	86,533	42,951	—	(129,484)	—
Changes in assets and liabilities:
Receivables	320	206,287	(211,485)	3,987	(891)
Inventories	—	(13)	(750)	—	(763)
Prepaid expenses and other assets	3	(3,291)	23,582	—	20,294
Due from parent	(108)	—	108	—	—
Accounts payable	1,877	22,245	(8,734)	—	15,388
Accrued and other liabilities	—	28,109	(21,912)	—	6,197
Income taxes payable/ refundable	6,310	(32,494)	15,110	—	(11,074)

Net cash provided by (used in) operating activities	7,974	123,445	(176,107)	50,657	5,969

INVESTING ACTIVITIES:
Proceeds from sale leaseback transactions	—	8,608	—	—	8,608
Proceeds from sale of assets held for sale	—	—	18,113	—	18,113
Issuance of notes receivable to Ryan’s	—	(149,800)	—	149,800	—
Acquisition, net of liabilities assumed	—	(165,430)	(3,418)	—	(168,848)
Purchase of property and equipment	—	(1,593)	(39,282)	—	(40,875)
Collection on notes receivable	—	1,753	—	—	1,753
Corporate cash advances (payments)	—	—	(365,006)	365,006	—
Purchase of other assets	33	—	608	—	641

Net cash provided by (used in) investing activities	33	(306,462)	(388,985)	514,806	(180,608)

FINANCING ACTIVITIES:
Repayment of previous term loan facility	—	(182,053)	(177,866)	177,866	(182,053)
Repurchase of 11 1/4% senior subordinated notes	—	(180,778)	(176,620)	176,620	(180,778)
Repurchase of 13 7/8% senior discount notes	(105,306)	—	—	—	(105,306)
Repayment of Ryan’s debt	—	(145,000)	—	—	(145,000)
Proceeds from new term loan funding	—	530,000	517,810	(517,810)	530,000
Payments on new term loan funding	—	(1,325)	(1,295)	1,295	(1,325)
Proceeds from new revolver facility	—	13,000	12,701	(12,701)	13,000
Proceeds from 12 1/2% senior note issuance	—	300,000	293,100	(293,100)	300,000
Debt issuance costs	—	(36,894)	(36,045)	36,045	(36,894)
Payment of refinancing premiums	(16,052)	(16,502)	(16,122)	16,122	(32,554)
Dividends	113,351	(113,351)	—	—	—
Issuance of notes receivable from parent	—	—	149,800	(149,800)	—

Net cash provided by (used in) investing activities.	(8,007)	167,097	565,463	(565,463)	159,090

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	(15,920)	371	—	(15,549)
CASH AND CASH EQUIVALENTS, beginning of period	37	14,068	6,114	—	20,219

CASH AND CASH EQUIVALENTS, end of period	$37	$(1,852)	$6,485	$—	$4,670

Condensed Consolidating Statement of Cash Flows
For the Year Ended July 2, 2008

		Subsidiary	Subsidiary
	Parent	Issuer	Guarantors	Eliminations	Consolidated
	(In thousands)
OPERATING ACTIVITIES:
Net income (loss)	$(530,646)	$(602,122)	$(315,565)	$917,687	$(530,646)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	2,466	42,115	—	44,581
Amortization of debt issuance costs	—	8,234	8,020	(8,020)	8,234
Loss on disposal of assets	—	4	4,466	—	4,470
Reorganization items, net	—	25,453	33,758	—	59,211
Cash reorganization items	—	(13,881)	(1,993)	—	(15,874)
Impairment of assets	—	200,114	204,633	—	404,747
Deferred income taxes	—	(116)	—	—	(116)
Equity in earnings of subsidiaries	530,646	315,565	—	(846,211)	—
Changes in assets and liabilities:
Receivables	6,273	(3,449)	(668)	—	2,156
Inventories	—	(10)	(1,928)	—	(1,938)
Prepaid expenses and other assets	—	(15,065)	102	—	(14,963)
Due from parent	—	—	—	—	—
Accounts payable	—	(8,438)	3,119	—	(5,319)
Accrued and other liabilities	—	13,904	(13,862)	—	42
Income taxes payable/ refundable	(6,274)	19,061	123	—	12,910

Net cash provided by (used in) operating activities	(1)	(58,280)	(37,680)	63,456	(32,505)

INVESTING ACTIVITIES:
Proceeds from sale of assets held for sale	—	—	14,745	—	14,745
Cash reorganization items	—	—	7,423	—	7,423
Acquisitions, net of liabilities	—	—	2	—	2
Purchase of property and equipment	—	(1,458)	(35,277)	—	(36,735)
Corporate cash advances (payments)	—	—	(60,448)	60,448	—
Collection on notes receivable	—	511	—	—	511
Proceeds from sale (purchase) of other assets	—	(5)	240	—	235

Net cash provided by (used in) investing activities	—	(952)	(73,315)	60,448	(13,819)

FINANCING ACTIVITIES:
Proceeds from, DIP financing	—	85,000	82,790	(82,790)	85,000
Repayment of DIP financing	—	(3,750)	—	—	(3,750)
Repayment of post-merger term loan facility	—	(4,647)	(4,526)	4,526	(4,647)
Proceeds from post-merger revolving credit facility	—	49,236	47,956	(47,956)	49,236
Increase in restricted cash	—	(2,377)	—	—	(2,377)
Prefunded letters of credit	—	—	(8,073)	—	(8,073)
Utility deposits	—	—	(3,016)	—	(3,016)
Cash reorganization items	—	330	—	—	330
Debt issuance costs	—	(2,378)	(2,316)	2,316	(2,378)

Net cash provided by (used in) investing activities.	—	121,414	112,815	(123,904)	110,325

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1)	62,182	1,820	—	64,001
CASH AND CASH EQUIVALENTS, beginning of period	37	(1,852)	6,485	—	4,670

CASH AND CASH EQUIVALENTS, end of period	$36	$60,330	$8,305	$—	$68,671

20. Interim Financial Results (Unaudited)
     The following table sets forth certain restated unaudited quarterly information for each of the four fiscal quarters for the years ended June 27, 2007 and July 2, 2008, respectively. In management’s opinion, this restated unaudited quarterly information has been prepared on a consistent basis with the restated audited financial statements and includes all necessary adjustments, consisting only of normal recurring adjustments that management considers necessary for a fair presentation of the restated unaudited quarterly results when read in conjunction with the restated consolidated financial statements and related notes. The Company believes that quarter-to-quarter comparisons of its financial results are not necessarily indicative of future performance.

	For the Year Ended June 27, 2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands)
Revenues	$221,276	$297,891	$509,202	$390,739
Operating income	10,406	639	5,663	3,848
Loss before income taxes	(2,835)	(56,443)	(23,303)	(16,510)
Net loss	(1,140)	(34,936)	(14,397)	(66,268)

	For the Year Ended July 2, 2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands)
Revenues	$384,711	$355,903	$466,950	$380,886
Operating income (loss)	9,595	(12,860)	(389,151)	9,318
Loss before income taxes	(10,736)	(34,239)	(457,960)	(33,810)
Net loss	(5,776)	(37,651)	(461,824)	(25,395)
     Net losses for fiscal years 2007 and 2008 were impacted by certain unusual and infrequent transactions as follows:
     Net loss for the fourth quarter of fiscal year 2007 included pretax charges of $3.9 million related to the merger with Ryan’s and the integration of the companies and $0.9 million related to closed restaurant costs. In addition, the fourth quarter of fiscal 2007 included a pretax charge of approximately $0.4 million related to the impairment of long lived assets related to one restaurant. Net loss for the fourth quarter of fiscal 2008 included pretax charges of $4.4 million for the impairment of long-lived assets, $1.4 million in closed restaurant costs and $20.9 million in reorganization costs.
     Net loss for the third quarter of fiscal year 2007 included pretax charges of $1.4 million for closed restaurant costs as compared to $0.7 million for the comparable period of fiscal year 2008. The decrease was due to the closing of one underperforming restaurant in the normal course during the third quarter of fiscal year 2007 compared to no closures in the normal course during the third quarter of fiscal year 2008. During the third quarter of fiscal year 2008, the Company closed 53 underperforming restaurants in connection with the Bankruptcy. These costs were written off to reorganization items in accordance with SOP 90-7. Net loss for the third quarter of fiscal 2008 included a $394.0 million charge related to impairment of goodwill, other intangible and long-lived assets and $38.3 million related to reorganization costs.
     The net loss for the second quarter of fiscal year 2007 included pretax charges of approximately $0.8 million in closed restaurant costs as two stores were closed during the quarter and a pretax charge of approximately $3.1 million related to the Ryan’s and North’s acquisitions. The net loss for the second quarter of fiscal year 2008 included $2.8 million related to closed restaurant costs as nineteen stores were closed during the quarter, $6.4 million related to impairment of intangible and long-lived assets and $2.0 million related to merger integration costs.
     Net loss for the first quarter of fiscal 2007 included a pretax charge of approximately $0.7 million for closed restaurant costs as compared to $0.1 million for the comparable period in fiscal year 2008. The decrease was due in large part to the closure of three underperforming stores in the first quarter of fiscal year 2007 compared to one in the first quarter of fiscal year 2008. The first quarter of fiscal year 2007 also included a pretax charge of approximately $0.4 million related to the Ryan’s acquisition that commenced in the second quarter of fiscal year 2007. Net income for the first quarter of fiscal year 2008 included $1.6 million related to merger integration costs.

21. Subsequent Events
     In July 2008, one of the Company’s major distributors filed for Chapter 11 bankruptcy protection. As a result, the Company has agreed to purchase $3.7 million in proprietary goods currently warehoused in their facilities. In addition, the Company has agreed to purchase these items directly from the manufacturers going forward, in an effort to ease the financial burden on the distributor. If these manufacturers require the Company to prepay for these goods, or if the distributor changes its bankruptcy status to Chapter 7, the Company could experience an increase in supply costs and disruptions in its distribution system, which could affect its business, liquidity and results of operations.
     On August 29, 2008, Buffets Restaurants Holdings, Inc., (“Buffets Restaurants Holdings”) the parent company of Buffets Holdings, filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court, Case Number 08-12023. Buffets Restaurants Holdings has no secured or unsecured creditors.
      Subsequent to July 2, 2008, the Bankruptcy Court approved several motions requesting the renegotiation of certain of the Company’s existing real property leases. Annual savings as a result of actual minimum rent and lease term reductions are expected to be approximately $3.0 million to $3.5 million.
      Additionally, the amendments allow the Company greater flexibility in managing its portfolio of restaurants subject to these agreements by allowing the option to close certain restaurants over a five-year period.
      The Company has a significant number of restaurants in the areas affected by Hurricanes Gustav and Ike. Operations at those restaurants have been significantly impaired due to damage, loss of power and other health and safety restrictions put in place in those areas. The full impact of these storms on the Company’s results of operations has yet to be determined.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15(d)-15(e)) that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding the required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Company’s are designed to do, and management necessarily was required to apply its judgment in evaluating the risk related to controls and procedures.
     In connection with the preparation of this Annual Report on Form 10-K for the fiscal year July 2, 2008, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO concluded that we did not maintain effective internal control over the following areas: (1) determination of deferred income tax balances related to a business combination, (2) determination of tax provision amounts related to certain timing differences such as depreciation and (3) determining the appropriate basis at which to record tax reserves, gross versus net. Specifically, controls over the processes and procedures in calculating deferred income tax liabilities related to a business combination were not effective to ensure that the deferred income tax liabilities and allocated goodwill were fairly stated in accordance with generally accepted accounting principles. In addition, controls over the processes and procedures in calculating depreciation for tax purposes were not effective to ensure the accuracy of the calculation and the processes and procedures in determining the basis at which to record tax reserves were not effective to ensure that the tax reserves were fairly stated in accordance with generally accepted accounting principles. Throughout fiscal year 2008, we began to remediate the identified material weakness in our internal control over financial reporting. Steps taken by us thus far to remediate the material weakness include the following:
(i)	the purchase and implementation of tax preparation software;

(ii)	the engagement of a third-party tax consultant to review internally prepared tax work papers;

(iii)	the formalization of documentation regarding internal practices and conclusions;

(iv)	the formalization of communication among both internal and external groups involved in the process; and

(v)	an increase in formalized training opportunities.
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
     Our management has assessed the effectiveness of our internal control over financial reporting as of July 2, 2008. In making its assessment of internal control over financial reporting, management used the criteria set forth by the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our CEO and CFO concluded that our internal control over financial reporting was not effective in the specific areas described in the “Disclosure controls and procedures” section above.
Changes in Internal Control over Financial Reporting
     Other than such actions noted above, there have been no changes to our internal control over financial reporting during the fourth quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The following table sets forth information regarding our directors and executive officers:

Name	Age	Position
Frederick J. Iseman	55	Chairman of the Board and Director of Buffets Holdings
Roe H. Hatlen	64	Vice Chairman of the Board and Director of Buffets Holdings
R. Michael Andrews, Jr.	44	Chief Executive Officer
Steven R. Layt	35	Chief Operating Officer
A. Keith Wall	56	Executive Vice President and Chief Financial Officer
M. Richard Kirk	51	Executive Vice President of Operations — Ryan’s Division
Mario O. Lee	48	Executive Vice President of Operations — Buffets Division
Karlin A. Linhardt	45	Executive Vice President of Marketing
Fred P. Williams	50	Executive Vice President of Concept Development and Real Estate
H. Thomas Mitchell	51	Executive Vice President, General Counsel and Secretary
Jane L. Binzak	41	Executive Vice President of Human Resources
Linda J. Allison	54	Executive Vice President of Operations Services
Steven M. Lefkowitz	44	Director of Buffets Holdings
Robert A. Ferris	66	Director of Buffets Holdings
David S. Lobel	55	Director of Buffets Holdings
Robert M. Rosenberg	70	Director of Buffets Holdings
Ankur A. Vora	31	Director of Buffets Holdings
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
     Roe H. Hatlen co-founded Buffets and served as the Vice-Chairman of the Board of Buffets Holdings from October 2000 and as the Vice-Chairman of the Board of Buffets from June 2002 through January 2008 when he resigned from the Companies’ Boards. He served as Buffets’ Chairman and Chief Executive Officer from its inception in 1983 through May 2000 and as President from May 1989 to September 1992. He served as President and Chief Executive Officer of Buffets Holdings and Buffets from November 2004 to November 2005. He is a member of the Board of Regents of Pacific Lutheran University.
     R. Michael Andrews, Jr. has served as Chief Executive Officer of Buffets Holdings and Buffets since November 2005. He served as Executive Vice President and Chief Operating Officer from November 2004 to November 2005. He served as Executive Vice President and Chief Financial Officer of Buffets Holdings from February 2004 to November 2004 and Buffets from April 2000 to November 2004. Prior to joining us, Mr. Andrews served as Chief Financial Officer of Eerie World Entertainment, the parent company to Jekyll & Hyde Clubs, and as Chief Financial Officer of Don Pablo’s Restaurants. Previously, Mr. Andrews was with KPMG Peat Marwick LLP for approximately 12 years, serving most recently as Senior Manager.
     Steven R. Layt has served as Executive Vice President and Chief Operating Officer of Buffets Holdings and Buffets since December 2007. Prior to joining Buffets, Mr. Layt served as Franchise Head Coach for Yum! Brands’ Pizza Hut Division from January 2007 with responsibility for overseeing approximately 2,300 Pizza Hut Restaurants in the Eastern United States. From January 2006 to January 2007 Mr. Layt was Pizza Hut’s Franchise Business Director for Northeast Operations and prior to that served as Yum! Brands’ Director of Restaurant Excellence worldwide from 2003 to 2006. Mr. Layt has over 19 years of restaurant industry experience.
     A. Keith Wall has served as Executive Vice President and Chief Financial Officer of Buffets Holdings and Buffets since January 2006. Prior to joining Buffets, Mr. Wall served as Vice President and Chief Financial Officer of Worldwide Restaurant Concepts, Inc. from 2001 to 2005. Mr. Wall was also employed at Banner Holdings from 1996 to 2001 as Vice President and Chief Financial Officer of its Central Finance Acceptance Corporation and Central Rents, Inc. units. From 1994 to 1996, he served as Vice President and Controller at Thorn Americas. Mr. Wall has 33 years of experience.

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
     Mario O. Lee has served as a Regional Vice President since February 2008. Prior to that position, he served as Executive Vice President of Operations of Buffets Holdings and of Buffets since January 2006. Mr. Lee has been with Buffets for 12 years, beginning as a General Manager and rapidly progressing to positions of greater responsibility. Mr. Lee has over 29 years of restaurant industry experience including management and multi-unit responsibilities with other family-oriented restaurant concepts, such as Bakers Square, Del Taco, Church’s Chicken, and Taco Bell.
     Karlin A. Linhardt has served as Executive Vice President of Marketing of Buffets Holdings and Buffets since September 2005. Prior to joining Buffets, Mr. Linhardt was with McDonald’s Corporation, where he managed a series of initiatives, including Olympics marketing, the national Dollar Menu value platform, and the Happy Meal/family marketing business. From 1987 to 1995, Mr. Linhardt was employed by Anheuser-Busch as Senior Manager of the Chicago and New York regions. Mr. Linhardt’s early career included stints with two advertising firms, Campbell-Ewald in Detroit and D’Arcy, Masius, Benton & Bowles in New York City. Mr. Linhardt has 25 years of experience.
     Fred P. Williams has served as Executive Vice President of Concept Development and Real Estate of Buffets Holdings and Buffets since November 2004. He previously worked for Buffets from 1985 to 1992 and rejoined the Company in June 2004 as a Divisional Vice President of Operations. Prior to rejoining Buffets, Mr. Williams served as a restaurant consultant from 1995 to 2004. Mr. Williams has 32 years of restaurant industry experience.
     H. Thomas Mitchell has served as Executive Vice President, General Counsel and Secretary of Buffets Holdings since January 2004 and Buffets since 1998. He joined Buffets in 1994 and has 18 years of restaurant industry experience and 23 years of legal practice. Mr. Mitchell served in the further capacity of Chief Administrative Officer from 1998 until 2000.
     Jane L. Binzak has served as Executive Vice President of Human Resources since March 2006 and as its Vice President, Human Resources from February 2004. Ms. Binzak has been with Buffets for seven years, initially joining Buffets as its Senior Employment Law Counsel. Prior to joining Buffets, Ms. Binzak worked as a private practitioner focusing on employment law related issues and defended a diverse group of clients ranging from service industry to government organizations. Ms. Binzak has 18 years of legal experience.
     Linda J. Allison has served as Executive Vice President of Operations Services (Purchasing, Food & Beverage, Quality Assurance and Training) since March 2006 and Senior Vice President, Operations Services since September 2005. Linda joined Buffets in 1992 as an Operations Manager in California, became a General Manager, and then joined the training department through her promotion to Vice President of Training. Prior to Buffets, Ms. Allison was employed with Perry’s of Hawaii, a high-volume buffet chain in Waikiki, Hawaii. Ms. Allison has over 37 years of restaurant industry experience.
     Steven M. Lefkowitz has served as a director of Buffets Holdings and Buffets since October 2000. Mr. Lefkowitz is a Managing Director of Caxton-Iseman Capital and has been employed by Caxton-Iseman Capital since 1993. From 1988 to 1993, Mr. Lefkowitz was employed by Mancuso & Company, a private investment firm, and served in several positions including Vice President and as a Partner of Mancuso Equity Partners. Mr. Lefkowitz is a director of Ply Gem Industries, Inc.
     Robert A. Ferris has served as a director of Buffets Holdings since October 2000 and Buffets since June 2002. Mr. Ferris is President of Celtic Capital, LLC, an investment advisory firm since January 2008. From March 1998 to December 2007, he was Managing Director of Caxton-Iseman Capital. From 1981 to February 1998, Mr. Ferris was a General Partner of Sequoia Associates, a private investment firm headquartered in Menlo Park, California. Prior to founding Sequoia Associates, Mr. Ferris was a Vice President of Arcata Corporation, a New York Stock Exchange-listed company. Mr. Ferris is a director of Ply Gem Industries, Inc.

     David S. Lobel served as a director of Buffets Holdings from October 2000 and Buffets from June 2002 to January 2008 when he resigned from the Companies’ Boards. Mr. Lobel is currently Managing Partner of Sentinel Capital Partners, a private equity investment firm founded by Mr. Lobel in 1995. Mr. Lobel is a director of several private companies owned or controlled by Sentinel Capital Partners. Prior to establishing Sentinel Capital Partners, Mr. Lobel spent 15 years at First Century Partners, Smith Barney’s venture capital affiliate. Mr. Lobel joined First Century in 1981 and served as a general partner of funds managed by First Century from 1983 until his departure in 1995. From 1979 to 1981, Mr. Lobel was a consultant at Bain & Company.
     Robert M. Rosenberg served as a director of Buffets Holdings from May 2001 and Buffets from June 2002 through January 2008 when he resigned from the Companies’ Boards. He is the retired Chief Executive Officer of Dunkin’ Donuts, a position he held from 1963 until his retirement in 1998. He has been a member of the Board of Directors of Sonic Corp. since 1993 and a member of the Board of Directors of Domino’s Pizza since 1999.
     Ankur A. Vora has served as a director of Buffets Holdings and Buffets since September 2006. Mr. Vora is currently a Vice-President at Caxton-Iseman Capital, a private investment firm, where he has been employed since August 2000. Prior to joining Caxton-Iseman Capital, Mr. Vora was an analyst at Banc of America Securities LLC (previously NationsBanc Montgomery Securities LLC) from June 1998 to July 2000. In May 1998, Mr. Vora obtained a B.Sc. In Economics from the Wharton School at the University of Pennsylvania.
Board of Directors
     Our five-member Board of Directors (the “Board”) is comprised of — Frederick J. Iseman, Steven M. Lefkowitz, Robert A. Ferris, Ankur A. Vora and R. Michael Andrews, Jr. The Board typically meets in joint session with the Board of Directors of Buffets. As a result of the resignation of three of our Board members subsequent to the Petition Date, the full remaining Board performed, and will continue to perform, all functions of the audit committee, the compensation committee and the executive committee.
     The directors, with the exception of Mr. Robert Rosenberg, receive no cash compensation for serving on the Board except for reimbursement of reasonable expenses incurred in attending meetings. Prior to his resignation, Mr. Rosenberg received $11,000 for his attendance at Board Meetings.
Audit Committee
     The Board has determined that we have more than one financial expert. Steven M. Lefkowitz is the designated financial expert as defined in Regulation S-K promulgated under the Securities Act. Mr. Lefkowitz is not independent as that term is used in Schedule 14A of the Exchange Act.
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
ITEM 11. EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
Introduction
     We are focused on building profitable growth, and we believe that rewarding our executive talent is vital to our success. To accomplish this, we have designed a compensation program for our Chief Executive Officer (“CEO”), Chief Financial and Accounting Officer (“CFO”) and our next three most highly compensated executive officers (collectively, our “named executive officers”) to meet the following objectives:
•	Align executive compensation and rewards with our overall business strategy;

•	Attract and retain the best executive talent in the industry; and

•	Promote the values of the Company while rewarding excellent performance.

     Overall, we are a pay-for-performance organization with our compensation programs based on the following primary elements: (i) base salaries; (ii) non-equity incentive compensation; (iii) equity incentive compensation; and (iv) other benefits. Our compensation program provides a competitive mix of base salary and incentive compensation designed to reward both the performance of the individual named executive officer and the Company as a whole. We believe an appropriate portion of a named executive officer’s pay should be variable and performance-based in order to focus the executive officer on both our short-term and long-term strategic objectives. However, there is no pre-established policy or target for the allocation between either cash and non-cash or short-term and long-term incentive compensation.
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
Compensation Committee
     The Board annually reviews and determines compensation levels and components for the CEO. In addition, the Board and the CEO annually review the performance of the other named executive officers and jointly make decisions regarding compensation levels of this group, including non-equity and equity-based incentive compensation programs. The Board has final approval of all compensation paid and amounts awarded.
Material Elements of the Compensation Program
Base Salary
     The Company provides named executive officers with a base salary that is set at a level intended to reward them for their performance over the past fiscal year. In prior years, base salaries for named executive officers were set in the 50th percentile of the market range for each position using salary surveys and competitor information. In determining the market range, the Board reviewed competitive information contained in the annual Chain Restaurant Compensation Association (“CRCA”) survey. This survey provides industry specific compensation information for both base salaries and other compensation components. This information was then classified into categories based on company-wide revenues and number of units.
     Other factors taken into consideration before final recommendations were made to the Board were the results of named executive officer performance reviews, individual contributions to the Company, changes in position or responsibility and internal pay equity considerations. Recommendations on compensation matters for all named executive officers other than the CEO were made to the Board by the CEO at the end of each fiscal year. The Board reviewed the recommendations, along with relevant market data, and made the final determination of compensation levels for the next fiscal year for all named executive officers, including the CEO.
     As a result of the Bankruptcy, incentive compensation for all named executive officers was presented to and approved by the Bankruptcy Court based on a percentage increase over the prior year.
     The table below shows base salary compensation levels for our named executive officers during fiscal year 2008, as well as those approved by the Board at the June 26, 2008 Board meeting and set to become effective beginning July 3, 2008:

	2008	2009
R. Michael Andrews, Jr., CEO	$535,000	$559,000
A. Keith Wall, CFO	286,000	300,000
Karlin A. Linhardt, EVP of Marketing	286,000	295,000
Fred P. Williams, EVP of Concept Development and Real Estate	240,450	250,000
M. Richard Kirk, EVP of Operations	245,000	252,500
Non-Equity Incentive Compensation
     There are two ways named executive officers are rewarded with non-equity incentive compensation. The first is through the Enterprise Equity Value Growth Bonus Plan (the “bonus plan”), which is designed to reward achievements at specified levels of financial performance of the Company. The second is through a discretionary bonus program that rewards individual named executive officers for exceptional performance and individual contributions to the profitability of the Company.

Enterprise Equity Value Growth Bonus Plan
     The Board had previously established a target incentive program for fiscal year 2008 based on enterprise equity value. However, as a result of the Bankruptcy, and in an effort to provide a meaningful incentive in light of the Bankruptcy, management proposed a modification to this bonus plan with achievement based on an approved EBITDA DIP budget. On May 16, 2008, the Bankruptcy Court and Creditor Committee approved this bonus plan intended to provide cash-based incentives on an annual basis for achieving a specified EBITDA level, based on the DIP budget. This bonus plan is designed to align named executive officer compensation with the Company’s overall business strategy and performance goals by basing the payout on a target EBITDA DIP budget. There is no individual performance or discretionary component to this bonus plan. If targets are not met, there are no payouts for the fiscal year.
     The funding and calculation process for the bonus plan begins after the completion of an independent audit of the Company’s fiscal year 2008 financial results. There is no cap to the funding amount. Funding is obtained through a three-part process, as described below:
•	No Funding: If fiscal year 2008 EBITDA is less than $80.3 million, then the plan is not funded.

•	“Cut-In” Level: If fiscal year 2008 EBITDA is $80.3 million or more, then every dollar beyond $80.3 million, up to $82.0 million, is funded directly to this plan (maximum of $1.7 million).

•	Supplement Level: If fiscal year 2008 EBITDA is greater than $82.0 million then 10% of any fiscal year EBITDA growth above $82.0 million is also funded to this plan.
     Additionally, there is a discretionary bonus component to this bonus plan. Approximately 10% of the total available pool for fiscal year 2008 was set aside for discretionary bonuses under this bonus plan. Under the terms of the bonus plan, neither the CEO nor the COO are eligible for the discretionary portion of the bonus plan. Total discretionary bonuses awarded to named executive officers for fiscal year 2008 were approximately $20,000.
     Subsequent to the end of fiscal year 2008, bonus payouts are calculated by multiplying each named executive officer’s participation percentage by his base salary. The participation percentage may be adjusted up or down to fit within the funding. If the Cut-In level is obtained, then it is estimated that payment of approximately half of the bonus opportunity will be made. For example, the CEO’s participant percentage for fiscal year 2008 was 80% of his base salary of $535,000 for fiscal year 2008. If the $82.0 million Cut-In level target is achieved, the CEO would receive a bonus of $214,000 (50% of the 80% bonus opportunity).
     For fiscal year 2008, the final EBITDA was $84.3 million, which resulted in a named executive officer pool of $1.0 million. The bonus percentage for named executive officers was 58.0% of the full bonus opportunity. For the CEO, this translated to a bonus percentage of 46.4% (80% x 58.0%).
     The targets for this bonus plan have been approved by the Bankruptcy Court for fiscal year 2009 and have been communicated to the executive officers. Typically, the targets for this bonus plan are reset at the end of each fiscal year for the next fiscal year in the sole discretion of the Board based on changes in the business objectives and goals. These new targets are then communicated to named executive officers. These targets do not represent our projected results, but rather are targets for compensation purposes that are designed to be challenging, yet achievable with significant focus and satisfactory conditions. These targets do not represent estimates or projections of our fiscal year 2009 results and it should not be assumed that we will achieve these results which are used for compensation purposes and you should not assume that we will achieve these targets that are used for compensation purposes, as targets are generally set above the results we have a high confidence of achieving. Our actual results will be subject to a number of factors, including the successful execution of our business objectives, the overall economic environment and the other factors discussed in the “Risk Factors” section of this filing.
     The targets for fiscal years 2008 and 2009 are listed below (in millions):

	2008		2009
	Cut-In	Supplemental	Cut-In	Supplemental
	Level	Level	Level	Level
Enterprise Equity Values	$80.3	$82.0	$90.3	$91.7

     The participation percentage for each named executive officer for both fiscal years 2008 and 2009 are listed below:

R. Michael Andrews, CEO	80%
A. Keith Wall, CFO	50%
Karlin A. Linhardt, EVP of Marketing	70%
Fred P. Williams, EVP of Concept Development and Real Estate	50%
M. Richard Kirk, EVP of Operations	70%
Discretionary Bonuses
     At the discretion of the Board, cash bonuses are at times awarded to certain named executive officers as a reward for individual performance or for their part in significant events affecting the Company.
     No discretionary bonuses outside of the bonus plan were granted for fiscal year 2008.
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
     Decisions to make awards under this plan are based on desired levels of executive ownership of the Company. In previous years, when determining these ownership levels, the Board reviewed the CRCA survey data and competitor information related to executive ownership percentages for each named executive officer. The Board also took into consideration the level of influence each named executive officer has on driving Company performance.
     The Board periodically reviewed named executive officer ownership levels and industry data for adjustment. Generally, adjustments to ownership levels followed changes in named executive officer responsibilities. As a result of the Bankruptcy, the Board did not approve any awards under this plan in fiscal year 2008 and are not expected to do so until after to our emergence from Bankruptcy.
     As a result of the Bankruptcy, it is management’s belief that the awards issued under this plan hold no value as of July 2, 2008.

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
     As a result of the Bankruptcy, it is management’s belief that the awards issued under this plan hold no value as of July 2, 2008.
Other Benefits
     We provide our named executive officers and certain other key employees with perquisites that we believe are reasonable and consistent with our overall compensation program and allow us to remain competitive within the marketplace. The Board will periodically review the level of perquisites offered to determine whether or not the benefits remain competitive and cost effective.
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

•
Executive Life Insurance — Our named executive officers are not eligible for the Company’s 401(k) Savings Plan. Instead, the Company offers executives a personally owned whole-life policy, with the premiums paid for by the Company. The face amount of this policy is $1.0 million for each executive, and the premiums are treated as income to the executives. Upon the death of the named executive officer, proceeds are payable to the designated beneficiary of their choice.

•
Company Car Allowance — We provide a car allowance to Messrs. Andrews, Williams, Linhardt and Layt. During fiscal 2008, the aggregate annual allowance did not exceed $25,000 for any named executive officer.

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

•
Commuting and relocation reimbursement — We reimburse the cost of commuting and/or relocation expenses for our named executive officers, as applicable. Total reimbursed commuting and relocation costs to Mr. Williams were $44,000 for fiscal year 2008.

•
Severance protection agreements – Each named executive officer has entered into a Severance Protection Agreement with the Company. These agreements are uniform for all named executive officers. Under the agreement, if an executive is terminated for reasons other than cause (as defined in the agreement), disability or on account of death, he is entitled to receive the greater of (i) the executive’s current fiscal year base salary or (ii) the executive’s highest rate of base salary in effect at anytime within the one-year period prior to the date of termination. This amount is paid in equal, bi-weekly installments for a period of twelve months after the date of termination. Any executive severance payments during the pendency of the Bankruptcy would require the prior approval of the Bankruptcy Court.

     Named executive officers are also eligible to participate in benefit plans available to all corporate office employees, such as medical, dental, vision, life insurance, disability coverage, flexible benefit accounts, and an employee assistance program. We provide no other perquisites to our executives.
COMPENSATION COMMITTEE REPORT
     The Board has reviewed and discussed the Compensation and Discussion Analysis section above with management and, based on the review and discussion, the Board of Directors has recommended that the Compensation Discussion and Analysis be included in this annual report.
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
     For fiscal year 2008, the duties of the Compensation Committee were carried out by the full remaining Board. No members of the Board, with the exception of the CEO, are current or past officers or employees of the Company during the fiscal year. In addition, no members of the Board had any relationship requiring disclosure under Item 13 — “Certain Relationships and Related Transactions and Director Independence.”

SUMMARY COMPENSATION TABLE FOR THE 2008 FISCAL YEAR
     The following table sets forth information for the fiscal year ended July 2, 2008 concerning the compensation awarded to, earned by or paid to our named executive officers during fiscal year 2008 for services rendered to us.

				(3)
				Non-Equity	(4)	(5)	(6)
	Fiscal		(2)	Incentive Plan	Option	Stock	All Other	Total
Name and Principal Position	Year	Salary (1)	Bonus	Compensation	Awards	Awards	Compensation	Compensation
R. Michael Andrews, Jr.,	2008	$545,288	$—	$248,000	$—	$134	$29,172	$822,594
Chief Executive Officer and Director	2007	465,385	350,000	—	—	102	29,988	845,475

A. Keith Wall, Executive	2008	291,500	—	93,000	—	—	11,898	396,398
Vice President and Chief Financial Officer	2007	264,615	250,000	—	—	—	28,877	543,492

Fred P. Williams, Executive Vice President of Concept	2008	245,074	—	80,000	—	31	71,071 (7)	396,176
Development and Real Estate	2007	229,000	114,500	—	6,578	23	62,293 (8)	412,394

Karlin A. Linhardt Executive	2008	291,500	—	116,000	—	134	27,158	434,792
Vice President of Marketing	2007	266,346	—	—	—	102	29,752	296,200

M. Richard Kirk, Vice President of Operations – Ryan’s	2008	249,715	—	99,000	—	—	16,525	365,240

(1)	This column includes an additional week of salary as a result of the 53rd week included in the 2008 fiscal year.

(2)	This column represents discretionary bonuses awarded during the applicable fiscal year.

(3)	This column represents amounts paid out to named executive officers under the Enterprise Entity Growth Plan subsequent to the applicable year-end.

(4)
This column shows, for awards of options under the Equity Participation Plan, the dollar amount recognized for financial statement reporting purposes with respect to the applicable fiscal year in accordance with SFAS 123(R). No such awards were granted in fiscal year 2008. We recognized $77,000 in compensation expense during fiscal year 2007 related to the issuance of options under this plan. See Note 5 — “Stock-Based Compensation” for details on the assumptions used to calculate the value.

(5)
This column shows the dollar amount associated with the portion of awards related to the Phantom Incentive Unit Awards, discussed in the “Material Elements of the Compensation Program” section above, that vested in the current fiscal year. The grant date of the phantom incentive unit awards preceded the adoption date of SFAS 123(R). Therefore, for financial reporting purposes, they are accounted for based on the intrinsic value method pursuant to APB 25. However, for purposes of calculating compensation for disclosure in the table above, these phantom incentive unit awards are required to be valued in accordance with the disclosure requirements of SFAS 123(R). As such, their value is determined using the grant date fair value, as defined in SFAS 123(R). See Note 5 — “Stock-Based Compensation” for details on the assumptions used to calculate the value.

(6)
Perquisites included in this column include executive physicals, company car allowances, Founders’ Club Trip, and commuting and relocation reimbursements. This column also includes the value of premium payments for death benefits under an executive whole life insurance policy. See the “Other Benefits” section of the Compensation Discussion and Analysis for details of these perquisites. All individual perquisites exceeding the greater of $25,000 or 10% of the total amount of perquisites for the executive officer are quantified and disclosed in subsequent footnotes to this schedule.

(7)	Amount includes $43,964 in commuting allowance.

(8)	Amount includes $35,489 in commuting allowance.
GRANTS OF PLAN-BASED AWARDS FOR THE 2008 FISCAL YEAR

	Estimated Payouts
	Under non-Equity Incentive
	Plan Awards
Name	Threshold ($)	Grant Date
R. Michael Andrews, Jr.	$248,000	—
A. Keith Wall	93,000	—
Karlin A. Linhardt	116,000	—
Fred P. Williams	80,000	—
M. Richard Kirk	99,000	—
     The above table shows the grants to named executive officers under the Enterprise Entity Growth Plan for the 2008 fiscal year. The Board had previously established a target incentive plan for fiscal year 2008 based on enterprise equity value. However, as a result of the Bankruptcy, and in an effort to provide a meaningful incentive in light of the Bankruptcy, management proposed a modification to this target incentive program with achievement based on an approved EBITDA DIP budget. Minimum grants under this bonus plan for each named executive would have been zero had the targets not been met and the bonus pool not been funded as of year end. There is no maximum grant under this bonus plan as any amounts earned over the specified targets contribute to the bonus pool.
OUTSTANDING EQUITY AWARDS FOR THE 2008 FISCAL YEAR

	Option Awards			Stock Unit
	Number of Securities			Awards
	Underlying			Number of Units of	Market Value of Units
	Unexercised Options	Option Exercise	Option	Stock That Have	of Stock That Have Not
Name	(#) Exercisable	Price ($)	Expiration Date	Not Vested	Vested
R. Michael Andrews, Jr.	—	$—	—	19,500	$—
A. Keith Wall	—	—	—	—	—
Karlin A. Linhardt	—	—	—	19,500	—
Fred P. Williams	2,500	0.11	11/4/2019	5,500	—
M. Richard Kirk	—	—	—	—	—
     The above table shows the number of options and phantom incentive unit awards outstanding for all named executive officers as of July 2, 2008. All awards issued under the Equity Participation Plan vest upon the date of grant, while the Phantom Incentive Unit Awards vest ratably over a five-year period beginning in December 2006. The grant date of the phantom incentive unit awards preceded the adoption date of SFAS 123(R). Therefore, for financial reporting purposes, they are accounted for based on the intrinsic value method pursuant to APB 25. However, on July 2, 2008, as a result of the Bankruptcy, we believe these awards have no value.

OPTION EXERCISES AND STOCK VESTED TABLE FOR FISCAL YEAR 2008

	Phantom Incentive Unit Awards
	Number of Units Acquired	Value Realized on
Name	on Vesting (#)	Vesting ($)
R. Michael Andrews, Jr.	6,500	$—
A. Keith Wall	—	—
Karlin A. Linhardt	6,500	—
Fred P. Williams	500	—
M. Richard Kirk	—	—
     The above table shows the number of all phantom incentive unit awards vested for named executive officers as of July 2, 2008. All phantom incentive unit awards vest ratably over a five-year period, beginning on December 13, 2006. No actual shares of stock were issued pursuant to these awards during the 2008 fiscal year. As a result of the Bankruptcy, we believe the value realized on vesting and at the end of our fiscal year 2008 was zero. There were no option exercises during fiscal year 2008.
POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL FOR THE 2008 FISCAL YEAR
The following table shows the amounts named executive officers would receive if their employment were terminated on July 2, 2008.

	R. Michael		Fred P.	Karlin A.	M. Richard
	Andrews, Jr.	A. Keith Wall	Williams	Linhardt	Kirk
Continued base salary	$559,000	$300,000	$250,000	$295,000	$252,500
Continued medical and/or health benefits	10,000	8,000	10,000	10,000	10,000
Continued life insurance and long-term disability coverage	1,000	2,000	2,000	1,000	1,000
Cash Incentive Bonus	—	—	—	—	—
Equity Incentive Plan	—	—	—	—	—
Phantom Incentive Unit Awards	—	—	—	—	—

Total Severance Payments	$570,000	$310,000	$262,000	$306,000	$263,500

Severance Protection Agreements
     Each named executive officer has entered into a Severance Protection Agreement with the Company. These agreements are uniform for all named executive officers. Under the agreement, if an executive is terminated for reasons other than cause (as defined in the agreement), disability or on account of death, he is entitled to receive the greater of (i) the executive’s current fiscal year base salary or (ii) the executive’s highest rate of base salary in effect at anytime within the one-year period prior to the date of termination. This amount is paid in equal, bi-weekly installments for a period of twelve months after the date of termination. Any executive severance payments during the pendency of the Bankruptcy would require the prior approval of the Bankruptcy Court.
Continued Health and Medical Benefits
     Each named executive officer is entitled to continued medical and/or health benefits during the twelve-month period covered by the Severance Protection Agreements discussed above. Amounts shown above are based on current year amounts paid by the Company. As a result of the Bankruptcy, the Bankruptcy Court has placed a hold on all payments to executives for severance. As such, if any executive were to be terminated during the course of the Bankruptcy, he would not receive any payment under this agreement.

Continued Life Insurance and Long-Term Disability Coverage
     Each named executive officer is entitled to continued group term life insurance coverage and long-term disability coverage during the twelve-month period covered by the Severance Protection Agreements discussed above. Amounts shown above are based on current year amounts paid by the Company. As a result of the Bankruptcy, the Bankruptcy Court has placed a hold on all payments to executives for severance. As such, if any executive were to be terminated during the course of the Bankruptcy, he would not receive any payment under this agreement.
Cash Incentive Bonus
     If the targets under the Enterprise Equity Value Growth Plan are met at the end of a given fiscal year and the named executive officer was employed through the date of payout, he is entitled to receive the bonus payout. If his employment with the Company were to terminate at any point subsequent to year-end, but prior to the payout date, the named executive would not receive a payout under this plan.
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
     For the purpose of the table above, the value shown is equal to the spread on the options, defined as year-end fair market value of the underlying stock, less the option price, multiplied by the number of vested options outstanding. If the option price is at or above the fair market value of the underlying stock, the value of those options is zero. The fair market value per share at July 2, 2008 is presumed to be zero as a result of the Bankruptcy.
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
     For the purpose of the table above, the value shown is equal to the spread on the phantom incentive unit awards, defined as current fair market value of the underlying stock, less the phantom incentive unit award price, multiplied by the number of vested phantom incentive unit awards. If the phantom incentive unit award price is at or above the fair market value of the underlying stock, the value of those phantom incentive unit awards is zero. The fair market value per share at July 2, 2008 was zero as a result of the Bankruptcy.

DIRECTOR COMPENSATION FOR THE 2008 FISCAL YEAR
     The Company pays its directors who are not employees of the Company as follows:

	Fees Earned or	All Other
Name	Paid in Cash	Compensation	Total Compensation
Frederick J. Iseman (1)	$—	$—	$—
Roe H. Hatlen	—	—	—
Steven M. Lefkowitz (1)	—	—	—
Robert A. Ferris (1)	—	—	—
David S. Lobel (2)	—	—	—
Robert M. Rosenberg	11,000	—	11,000
Ankur A. Vora (1)	—	—	—

(1)
These individuals are representatives of and are compensated by Caxton-Iseman Capital for their director positions. Caxton-Iseman Capital receives amounts from us under an advisory services agreement described in Item 13 of this filing. As a result of the Bankruptcy, we do not expect to make any further payments under this agreement.

(2)
Mr. Lobel is a representative of and was compensated by Sentinel Capital Partners, L.L.C. for his director position, prior to his resignation. Sentinel Capital Partners, L.L.C. received no payment from us under the advisory agreement described in Item 13 of this filing in the current fiscal year. This agreement was terminated at the time of Mr. Lobel’s resignation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     Buffets Restaurants Holdings is the sole holder of all 3,104,510 issued and outstanding shares of Buffets Holdings common stock. The following table sets forth the number and percentage of the outstanding shares of common stock of Buffets Holdings beneficially owned by (1) each executive officer named in the Executive Compensation table above (the “named executive officers”) and each director of Buffets Holdings individually, (2) all officers and directors as a group and (3) the stockholders of Buffets Restaurant Holdings known to us to be the beneficial owner of more than 5% of Buffets Holdings’ common stock as of July 2, 2008. Except as noted below, the address of each principal stockholder of Buffets Restaurant Holdings is c/o Buffets Holdings, Inc., 1460 Buffet Way, Eagan, Minnesota, 55121.

Name of Beneficial Owner	Shares	Percentage
Caxton-Iseman Investments L.P.(1)	2,403,316	77.4
Sentinel Capital Partners II, L.P.(2)	216,276	7.0
Frederick J. Iseman(1)	2,403,316	77.4
David S. Lobel (2)	216,276	7.0
Roe H. Hatlen(3)	187,785	6.0
R. Michael Andrews, Jr. (4)	101,482	3.3
A. Keith Wall	31,225	1.0
Fred P. Williams (5)	19,215	0.6
Paul Holovnia (6)	19,215	0.6
Karlin A. Linhardt (7)	—	—
Steven M. Lefkowitz	—	—
Ankur A. Vora	—	—
Robert A. Ferris	—	—
All officers and directors as a group (13 persons)	2,625,734	84.6

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

(4)	Mr. Andrews also holds 32,500 phantom stock units of Buffets Holdings.

(5)	Mr. Williams also owned options to purchase 2,500 shares of common stock of Buffets Holdings and holds 7,500 phantom stock units of Buffets Holdings.

(6)	Mr. Holovnia also owned options to purchase 2,000 shares of common stock of Buffets Holdings.

(7)	Mr. Linhardt holds 32,500 phantom stock units of Buffets Holdings.
     The following table provides information about the securities authorized for issuance under our Equity Participation Plan as of June 28, 2006:

Equity Compensation Plan Information
Number of securities
	Number of	Weighted-	remaining available for
	securities to be	average exercise	future issuance under
	issued upon exercise	price of	equity compensation
	of outstanding	outstanding	plans (excluding
	options, warrants	options, warrants	securities reflected in
Plan Category	and rights	and rights	column (A))
Equity compensation plans approved by security holders	102,700	$12.70	11,050
Equity compensation plans not approved by security holders	—	—	—

Total	102,700	$12.70	11,050

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
Founder Advisory Agreements
     Roe H. Hatlen has entered into an advisory arrangement with us. Under his advisory agreement, Mr. Hatlen received $0.2 million in fiscal year 2008. In addition, Mr. Hatlen will receive health, medical and other benefits comparable to those made available to our management employees through calendar 2010. Mr. Hatlen is a minority shareholder of Buffets Restaurants Holdings and controls approximately 6.0% of the shares of Buffets Holdings common stock. On January 11, 2008, Mr. Hatlen resigned from the Board. As a result, this agreement was amended to (i) allow the agreement to be terminated by either party upon 30 days prior written notice and (ii) limit the scope of services to be provided by Mr. Hatlen under the agreement to those that he is requested to perform by our CEO or other such officer designated by the Chairman of the Board of Directors. Mr. Hatlen’s compensation under this agreement remains unchanged.
Caxton-Iseman Capital Advisory Agreement
     We entered into an advisory agreement with an affiliate of Caxton-Iseman Investments, L.P., a majority shareholder of Buffet Restaurant Holdings (approximately 77.4% of the outstanding common stock) under which such affiliate provides various advisory services to us in exchange for an annual advisory fee equal to 2% of our annual consolidated earnings before interest, taxes, depreciation and amortization and an additional 1% fee for advisory services relating to particular transactions. Under this agreement, we paid $1.8 million in fiscal year 2008. In accordance with the terms of the Forbearance Agreement, we have refrained from accruing amounts owed under this agreement. We do not anticipate making any additional payments under this agreement.
Sentinel Capital Advisory Agreement
     We entered into an advisory agreement with Sentinel Capital Partners, L.L.C., a minority shareholder of Buffets Restaurant Holdings (approximately 7.0% of the outstanding common stock) under which Sentinel Capital provides various advisory services to us. This agreement was terminated upon the resignation of David S. Lobel as Director during fiscal year 2008 per the terms of the agreement. No payments were made under this agreement in the current fiscal year.
Director Independence
     A director is independent if, in the opinion of the Board, he or she has no relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and otherwise satisfies the independence requirements of Schedule 14A of the Exchange Act. The Board has reviewed the independence of its current non-employee directors and found that there are no independent directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The following table presents aggregate fees for professional services rendered by our principal accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte & Touche”) for the audit of our annual consolidated financial statements for the years ended June 28, 2006, June 27, 2007 and July 2, 2008.

	For the Year Ended
	June 28,	June 27,	July 2,
	2006	2007	2008
	(In thousands)
Audit fees (1)	$265	$503	$547
Audit-related fees (2)	18	807	128
Tax fees (3)	61	254	246
All other fees	—	—	—

Total fees	$344	$1,564	$921

(1)
Audit fees for fiscal years 2006, 2007 and 2008 are comprised of annual audit fees and quarterly review fees. In addition, for fiscal year 2007, these fees included comfort letter fees, consent fees, and fees associated with the review of prospectuses and consultation fees on accounting issues, as well as an increase in Company activity due to the Ryan’s merger. For fiscal year 2008, these fees also in included fees associated with completing the purchase accounting adjustments related to the Ryan’s merger.

(2)
Audit-related fees for fiscal years 2006, 2007, and 2008 related to the issuance of separate audit reports on the consolidated financial statements of Buffets and Buffets Holdings, as well as a separate report for Buffets Franchise Holding, LLC in fiscal years 2007 and 2008. Also included for fiscal year 2007 is due diligence work related to the Ryan’s Merger and audit work related to the subsequent refinancing and the filing of a registration statement on form S-4 in connection with the Exchange Offer for the Buffets 12 1/2% Senior Notes. For fiscal year 2008, these fees also include fees related to a separate audit of the Tahoe Joe’s Famous Steakhouse® restaurants related to the potential sale of those units, fees related to implementation of FIN 48, fees related to goodwill valuation services and fees related to SOX compliance.

(3)
Tax fees for fiscal years 2006, 2007 and 2008 are comprised of tax compliance and consultation fees. In addition, for fiscal year 2007, these fees also include due diligence work related to the Ryan’s Merger and the Transaction Cost Study for the Ryan’s tax return for the stub period from December 29, 2005 through November 1, 2006, the acquisition date. For fiscal year 2008, these fees also include fees related to the Ryan’s Depreciation Method Study, additional fees related to the Transaction Cost Study and fees related to the review of our federal taxes.

     The Board of Directors evaluates and considers whether the services rendered by Deloitte & Touche, except for services rendered in connection with its audit of our annual consolidated financial statements, are compatible with maintaining Deloitte & Touche’s independence pursuant to Independence Standards Board Standard No. 1. The Board has reviewed the nature of non-audit services provided by Deloitte & Touche and has concluded that these services are compatible with maintaining the firm’s ability to serve as our independent auditors.
     We, and our Board, are committed to ensuring the independence of the Independent Registered Public Accounting Firm, both in fact and appearance. In this regard, our audit committee has established a pre-approval policy in accordance with the applicable rules of the Securities and Exchange Commission. The pre-approval policy (i) identifies specifically prohibited services by our Independent Registered Public Accounting Firm; (ii) requires the annual review and approval of audit services, including the annual audit and quarterly review of us as well as other audits required contractually; (iii) stipulates certain other audit-related services as “pre-approved,” including procedures performed in connection with issuing comfort letters and activities associated with the research, application and interpretation of accounting standards as well as those related to the Securities and Exchange Commission’s review of our security filings; and (iv) requires the annual review and approval of certain non-audit services once they exceed specified monetary levels, including income tax preparation, income tax consulting and debt covenant compliance testing. All non-audit services require pre-approval by the full audit committee, unless delegated to a committee member.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
(a) Documents filed as part of this report:

1.	The following Financial Statements of the Company are included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of June 27, 2007 and July 2, 2008.

Consolidated Statements of Operations for the Years Ended June 28, 2006, June 27, 2007 and July 2, 2008.

Consolidated Statements of Shareholder’s Equity (Deficit) for the Years Ended June 28, 2006, June 27, 2007 and July 2, 2008.

Consolidated Statements of Cash Flows for the Years Ended June 28, 2006, June 27, 2007 and July 2, 2008.

Notes to Consolidated Financial Statements

2.	Schedules to Financial Statements:

All financial statement schedules have been omitted because they are either inapplicable or the information required is provided in the Company’s Consolidated Financial Statements and Notes thereto, included in Part II, Item 8 of this Annual Report on Form 10-K.

3.	See Index to Exhibits on page 111 of this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUFFETS HOLDINGS, INC.
Date: September 30, 2008	By:	/s/ R. Michael Andrews, Jr.
R. Michael Andrews, Jr.
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ A. Keith Wall
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

Signature	Title	Date

/s/ R. Michael Andrews, Jr. R. Michael Andrews, Jr.	Chief Executive Officer (Principal Executive Officer)	September 30, 2008

/s/ A. Keith Wall A. Keith Wall	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	September 30, 2008

/s/ Frederick J. Iseman Frederick J. Iseman	Director (Chairman of the Board of Directors)	September 30, 2008

/s/ Robert A. Ferris	Director	September 30, 2008
Robert A. Ferris

/s/ Steven M. Lefkowitz	Director	September 30, 2008
Steven M. Lefkowitz

/s/ Ankur A. Vora	Director	September 30, 2008
Ankur A. Vora

INDEX TO EXHIBITS

Exhibit
Number	Description
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

Exhibit
Number	Description
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
10.22
Forbearance Agreement and Second Amendment, dated January 10, 2008, to the Credit Agreement, dated November 1, 2006, among Buffets, Inc., Buffets Holdings, Inc., Buffets Inc.’s subsidiaries named therein, the Lenders named therein and Credit Suisse as Administrative Agent.

10.23
Secured Super-Priority Debtor-In-Possession Credit Agreement, dated as of January 22, 2008, among Buffets Inc., Buffets Holdings, Inc., the Lenders named therein and Credit Suisse, as Administrative Agent and Collateral Agent.

10.24
Guarantee and Collateral Agreement, dated January 22, 2008, among Buffets, Inc., Buffets Holdings, Inc., the subsidiaries of Buffets, Inc. from time to time party thereto and Credit Suisse, as Collateral Agent.

10.25
First Amendment, dated as of February 22, 2008, to the Secured Super-Priority Debtor-In-Possession Credit Agreement, dated as of January 22, 2008, among Buffets, Inc., Buffets Holdings, Inc., the Lenders named therein and Credit Suisse, as Administrative Agent and Collateral Agent.

10.26
Third Amendment, dated as of March 10, 2008, to the Credit Agreement, dated as of November 1, 2006, among Buffets, Inc., Buffets Holdings, Inc., Buffets Inc.’s subsidiaries named therein, the Lenders named therein and Credit Suisse, as Administrative Agent and Collateral Agent.

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to Buffets Holdings, Inc.’s Annual Report on Form 10-K for the year ended June 30, 2004 (SEC File No. 333-116897)).

21.1	List of Subsidiaries of Buffets Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Buffets Holdings, Inc.’s Current Report on Form 8-K (SEC File No. 333-116897)).

24.0	Powers of Attorney (included on signature pages of this Form 10-K).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Provided within