Form 10-Q
period 2008-09-24
BUFFETS HOLDINGS, INC.
filed 2008-11-06
CIK 1292731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 24, 2008
Commission File Number: 333-116897

BUFFETS HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-3754018
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

1460 Buffet Way
Eagan, Minnesota	55121
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: (651) 994-8608

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of voting and non-voting stock common stock held by non-affiliates of the registrant as of December 13, 2006 was $0.
     The number of shares of Buffets Holdings, Inc. common stock outstanding as of November 6, 2008 was 3,104,510.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BUFFETS HOLDINGS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In Thousands, Except Share Data)

	July 2,	September 24,
	2008	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$68,671	$46,875
Receivables	8,064	8,268
Income tax receivables	3,680	3,557
Inventories	30,400	36,546
Restricted cash	2,377	2,556
Prepaid expenses and other current assets	40,077	34,420
Assets held for sale	2,132	—

Total current assets	155,401	132,222
PROPERTY AND EQUIPMENT, net	198,612	181,924
GOODWILL	136,127	134,774
OTHER INTANGIBLE ASSETS	60,648	60,542
OTHER ASSETS, net	28,979	29,298

Total assets	$579,767	$538,760

LIABILITIES AND SHAREHOLDER’S DEFICIT
LIABILITIES NOT SUBJECT TO COMPROMISE
CURRENT LIABILITIES:
Accounts payable	$46,323	$44,446
Accrued liabilities	77,647	81,395
Income taxes payable	255	257
Short-term debt	81,250	80,300
Current maturities of long-term debt	199,631	199,631

Total current liabilities	405,106	406,029
DEFERRED LEASE OBLIGATIONS	44,971	45,949
DEFERRED INCOME TAXES	22,793	22,793
LONG-TERM TAXES PAYABLE	243	529
OTHER LONG-TERM LIABILITIES	6,745	7,763

Total liabilities not subject to compromise	479,858	483,063

LIABILITIES SUBJECT TO COMPROMISE	830,684	839,118

SHAREHOLDER’S DEFICIT:
Preferred stock; $.01 par value, 1,100,000 shares authorized; none issued and outstanding as of July 2, 2008 and September 24, 2008	—	—
Common stock; $.01 par value, 3,600,000 shares authorized; 3,104,510 shares issued and outstanding as of July 2, 2008 and September 24, 2008	31	31
Additional paid in capital	82	82
Accumulated deficit	(730,888)	(783,534)

Total shareholder’s deficit	(730,775)	(783,421)

Total liabilities and shareholder’s deficit	$579,767	$538,760

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUFFETS HOLDINGS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In Thousands)

	Twelve Weeks Ended
	September 19,	September 24,
	2007	2008

RESTAURANT SALES	$384,711	$324,320
RESTAURANT COSTS:
Food	132,900	113,567
Labor	114,352	95,773
Direct and occupancy	99,865	88,672

Total restaurant costs	347,117	298,012
ADVERTISING EXPENSES	9,867	10,384
GENERAL AND ADMINISTRATIVE EXPENSES	16,376	12,752
CLOSED RESTAURANT COSTS, net	69	(433)
IMPAIRMENT OF ASSETS	—	15,483
LOSS ON LITIGATION SETTLEMENTS	54	—
MERGER INTEGRATION COSTS	1,633	—

OPERATING INCOME (LOSS)	9,595	(11,878)
OTHER (INCOME) EXPENSE	(270)	149
INTEREST INCOME	(161)	—
INTEREST EXPENSE	20,757	18,805
REORGANIZATION ITEMS, net	—	22,306
LOSS RELATED TO REFINANCING	5	—

LOSS BEFORE INCOME TAXES	(10,736)	(53,138)
INCOME TAX BENEFIT	(4,960)	(492)

Net loss	$(5,776)	$(52,646)

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUFFETS HOLDINGS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In Thousands)

	Twelve Weeks Ended
	September 19,	September 24,
	2007	2008
OPERATING ACTIVITIES:
Net loss	$(5,776)	$(52,646)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,041	9,461
Amortization of debt issuance cost	1,180	2,727
Loss (gain) on disposal of assets	45	(96)
Reorganization items, net	—	22,306
Cash reorganization items	—	(5,116)
Impairment of assets	—	15,483
Deferred income taxes	(1,493)	—
Changes in assets and liabilities:
Receivables	2,236	(204)
Inventories	107	(6,534)
Prepaid expenses and other current assets	(890)	10,922
Accounts payable	(3,764)	(2,577)
Accrued and other liabilities	(7,892)	282
Income taxes receivable/payable	(3,313)	(556)

Net cash used in operating activities	(9,519)	(6,548)

INVESTING ACTIVITIES:
Proceeds from disposal of assets	—	648
Proceeds from sale of assets held for sale	8,813	—
Cash reorganization items	—	668
Acquisitions, net of liabilities assumed and cash acquired	(1)	—
Purchase of property and equipment	(11,383)	(7,633)
Collections on notes receivable	501	1
Purchase of other assets	(685)	(503)

Net cash used in investing activities	(2,755)	(6,819)

FINANCING ACTIVITIES:
Repayment of DIP financing	—	(950)
Repayment of term loan funding	(1,325)	—
Proceeds from revolver facility	20,500	—
Debt issuance costs	(15)	—
Increase in restricted cash	—	(179)
Prefunded letters of credit	—	(7,539)
Utility deposits	—	(9)
Cash reorganization items	—	248

Net cash provided by (used in) financing activities	19,160	(8,429)

NET CHANGE IN CASH AND CASH EQUIVALENTS	6,886	(21,796)
CASH AND CASH EQUIVALENTS, beginning of period	4,670	68,671

CASH AND CASH EQUIVALENTS, end of period	$11,556	$46,875

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest (net of capitalized interest of $98 for both years)	$30,830	$10,887

Income taxes	$473	$189

The accompanying notes are an integral part of these condensed consolidated financial statements.

BUFFETS HOLDINGS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Voluntary Chapter 11 Filing
     Buffets Holdings, Inc. (“Buffets Holdings”) and its subsidiaries including Buffets, Inc. (“Buffets”) are collectively referred to as “the Company” in these unaudited notes to the condensed consolidated financial statements. On January 22, 2008 (the “Petition Date”), Buffets Holdings and each of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”), Case Number 08-10141. On August 29, 2008, Buffets Restaurants Holdings, Inc., (“Buffets Restaurants Holdings”) the parent company of Buffets Holdings, filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court, Case Number 08-12023 (collectively the bankruptcy cases are referred to as the “Bankruptcy”). On January 29, 2008, the official committee of unsecured creditors was appointed in the Bankruptcy. The Company is continuing to operate the business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. In general, as a debtor-in-possession, the Company is authorized under the Bankruptcy Code to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.
     On January 22, 2008, the Company entered into a Debtor-In-Possession Credit Agreement (the “DIP Credit Agreement”) among Buffets Holdings, Buffets, the lenders named therein, and Credit Suisse, as Administrative Agent and Collateral Agent. The DIP Credit Agreement received interim approval by the Bankruptcy Court on January 23, 2008 and final approval on February 22, 2008. The DIP Credit Agreement provided for a maximum of $200.0 million of borrowings under the Pre-Petition Credit Facility (as defined in Note 8 — “Debt”) that were rolled into the DIP Credit Agreement (“Rollover Loans”) and an $85.0 million new money facility (“New Money Loan”). The actual amount of Rollover Loans was $199.6 million. Of the $85.0 million New Money Loan, $30.0 million was drawn on January 23, 2008 and $55.0 million was drawn on April 30, 2008. The proceeds of the New Money Loan incurred under the DIP Credit Agreement are being used to fund the continued operation of the Debtors’ businesses, pay certain expenses and fees incurred in connection with the Bankruptcy, support the Debtors’ working capital needs and for general corporate purposes. The Company entered into the first amendment to the DIP Credit Agreement on February 21, 2008, just prior to the Bankruptcy Court’s final approval to reduce the amount of the Rollover Loans from $300.0 million to $200.0 million. The Company entered into the second amendment to the DIP Credit Agreement on September 26, 2008. See Note 8 — “Debt” for further discussion regarding the DIP Credit Agreement.
     In conjunction with the commencement of the Bankruptcy, the Company sought and obtained a number of orders from the Bankruptcy Court which were intended to enable it to operate in the normal course of business during the Bankruptcy. The most significant of these orders were:
•	authorization to pay pre-petition and post-petition employee wages and salaries and related benefits during the Bankruptcy,

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

•	authorization for the continued use of the Debtors’ cash management system.
     Pursuant to the Bankruptcy Code, the Debtors’ pre-petition obligations, including obligations under debt instruments, generally may not be enforced against them. In addition, any actions to collect pre-petition indebtedness are automatically stayed unless the stay is lifted by the Bankruptcy Court.

     As a debtor-in-possession, the Company has the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases. In this context, “assume” means that the Company agrees to perform its obligations and cure any and all existing defaults under the contract or lease, and “reject” means that the Company is relieved from its obligations to perform further under the contract or lease but is subject to a claim for damages for the breach thereof. Any damages resulting from the rejection of executory contracts and unexpired leases will be treated as general unsecured claims in the Bankruptcy unless such claims had been secured on a pre-petition basis. As of September 24, 2008, the Company has rejected approximately 83 unexpired leases and over 100 executory contracts and, where estimates were reasonably determinable, has included charges of the estimated liabilities related thereto in “Reorganization Items, net” in the accompanying unaudited condensed consolidated statement of operations. The Company is continuing to review its executory contracts and remaining unexpired leases to determine which, if any, it will reject. For those remaining executory contracts and unexpired leases, the Company cannot reasonably determine or estimate the ultimate liability that may result from rejecting these contracts or leases and no provisions have been made for these items.
     The accompanying unaudited condensed consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Bankruptcy raises substantial doubt about the Company’s ability to remain a going concern. The Company’s continuation as a going concern is contingent upon, amongst other things, its ability (i) to comply with the terms and conditions of the DIP Credit Agreement; (ii) to reduce administrative, operating and interest costs and liabilities through the bankruptcy process; (iii) to generate sufficient cash flow from operations; (iv) to return to profitability; (v) to obtain confirmation of a plan of reorganization under the Bankruptcy Code and (vi) to obtain financing to facilitate an exit from bankruptcy. In the event the Company’s restructuring activities are not successful and it is required to liquidate, additional significant adjustments will be necessary in the carrying value of assets and liabilities, the revenues and expenses reported and the balance sheet classifications used. See Note 8 — “Debt” for further details on the Company’s compliance with the financial covenants in its DIP Credit Agreement.
     The accompanying unaudited condensed consolidated financial statements reflect adjustments in accordance with American Institute of Certified Public Accountants’ Statement of Position 90-7 (“SOP 90-7”), Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. As a result of the Bankruptcy, substantially all unsecured liabilities as of the Petition Date, except those covered under certain first day motions filed with the Bankruptcy Court, are considered subject to compromise or other treatment under a plan of reorganization which must be confirmed by the Bankruptcy Court after submission to any required vote by affected parties. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction is dependent on the outcome of the Bankruptcy are segregated and classified as “Liabilities Subject to Compromise” in the accompanying unaudited condensed consolidated balance sheets under SOP 90-7. The ultimate amount of and settlement terms for the Company’s pre-petition liabilities are dependent on the outcome of the Bankruptcy, and accordingly are not presently determinable. Pursuant to SOP 90-7, professional fees associated with the Bankruptcy, and certain gains and losses resulting from reorganization or restructuring of the business are reported separately as “Reorganization Items, net” in the accompanying unaudited condensed consolidated statement of operations. In addition, interest expense is reported only to the extent that it will be paid during the Bankruptcy or that it is probable that it will be an allowed claim under the Bankruptcy.
2. Nature of Organization
Company Background
     Buffets Holdings, Inc., a Delaware corporation, was formed to acquire 100% of the common stock of Buffets, Inc. and its subsidiaries in a buyout from public shareholders on October 2, 2000 (the “Acquisition”). Buffets, a Minnesota corporation, is the principal operating subsidiary of Buffets Holdings.
     On December 29, 2005, Buffets Holdings announced that its stockholders formed Buffets Restaurants Holdings and entered into a contribution agreement with Caxton-Iseman Investments, L.P., Sentinel Capital Partners, L.P., members of Buffets Holdings senior management and Buffets Restaurants Holdings (the “Contribution Agreement”). Pursuant to the terms of the Contribution Agreement, holders of 100% of Buffets Holdings’ outstanding common stock contributed their shares of common stock of Buffets Holdings to Buffets Restaurants Holdings in exchange for proportional amounts of Buffets Restaurants Holdings’ common stock. As a result of the share exchange, Buffets Holdings is majority-owned by Buffets Restaurants Holdings.

Description of Business
     The Company owns and operates a chain of restaurants in the United States under the names of Ryan’s®, Fire Mountain®, North’s®, Old Country Buffet®, Country Buffet®, HomeTown Buffet®, Granny’s BuffetSM and Tahoe Joe’s Famous Steakhouse®. The Company, operating principally in the family dining segment, owned and operated 558 restaurants, including 548 family steak-buffet restaurants and ten Tahoe Joe’s Famous Steakhouse® restaurants, and franchised sixteen restaurants as of September 24, 2008
Interim Financial Information
     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all necessary adjustments, which are of a normal recurring nature, to present fairly the Company’s financial position and the results of its operations and cash flows for the periods presented, in conformity with accounting principles generally accepted in the United States of America and with the regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to SEC rules and regulations. Operating results for the twelve week period ended September 24, 2008 are not necessarily indicative of results that may be achieved for the fiscal year ending July 1, 2009. Historical results will not be indicative of future results due to the Bankruptcy.
     The Company’s balance sheet as of July 2, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.
     These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes contained in the Company’s Form 10-K filed with the Securities and Exchange Commission on September 30, 2008 and with Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing on pages 29 through 44 of this report.
Principles of Consolidation
     The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation.
Fiscal Year
     The Company’s fiscal year is comprised of 52 or 53 weeks divided into four fiscal quarters of twelve, twelve, sixteen, and twelve or thirteen weeks, respectively. The current fiscal year consists of 52 weeks and will end on July 1, 2009.

3. Summary of Significant Accounting Policies
Inventories
     Inventories consist primarily of food held at a third party distributor, as well as food, beverage, china and smallwares for each restaurant location, and are stated at the lower of cost or market. Cost is determined by the first-in, first-out method (FIFO) for food and beverage inventories. China and smallwares are stated at their original cost and subsequent additions and replacements are expensed as purchased.
     In July 2008, one of the Company’s major distributors filed for Chapter 11 bankruptcy protection. To assure continued availability of proprietary food products from this distributor, the Company entered into an agreement with the distributor to purchase certain goods located in the distributor’s distribution facilities shortly after the distributor filed their Chapter 11 petition. The Company also agreed to temporarily purchase certain proprietary goods directly from the manufacturers, which were then shipped to and held at the distributor’s facilities until such time as they were delivered to the Company’s restaurants. As of September 24, 2008, the Company is no longer purchasing goods directly from its manufacturers and has signed an agreement with new distributors to purchase any remaining inventory held by the Company and to take over the distribution efforts. The Company expects the transition to its new distributors, including the transfer of all company-owned inventory, to be completed in the second quarter of fiscal year 2009. Total company-owned inventory as of September 24, 2008 was approximately $6.6 million.
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
     If a restaurant is determined to be impaired, the loss is measured as the amount by which the carrying amount of the restaurant’s assets exceeds fair value. Fair value is based on quoted market prices in active markets, if available. If quoted market prices are not available, we generally measure fair value by discounting estimated future cash flows. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. Accordingly, actual results could vary significantly from such estimates.
     Impairment charges related to long-lived assets of approximately $15.5 million, primarily relating to the write-down in carrying value of long-lived assets for 49 restaurants as a result of underperformance or lease modifications that occurred during the first quarter of fiscal year 2009. No impairment charges were recorded in the first quarter of fiscal year 2008.

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
     On January 22, 2008, the Company voluntarily filed for relief under Chapter 11 of the United States Bankruptcy Code. As a result of the Bankruptcy and the events leading up to it, the Company completed an assessment of the fair value of individual assets and liabilities to assess goodwill and certain other intangible assets. As a result of this assessment, it was determined that goodwill was impaired and we recognized a charge of $384.0 million related to the impairment of goodwill and other intangible assets during fiscal year 2008. The Company continues to monitor its financial position and results of operations for changes that may indicate additional impairment of goodwill is necessary. As of September 24, 2008, no additional impairment charge was recorded.
     Goodwill decreased from approximately $136.1 million as of July 2, 2008 to approximately $134.8 million as of September 24, 2008. The decrease of $1.3 million is the result of the expiration of the statute of limitations on tax positions related to Ryan’s pre-merger tax returns.
Closed Restaurant Reserve
     The Company maintains a closed restaurant reserve for restaurants that are no longer being used in current operations. The closed restaurant costs are principally comprised of the Company’s estimates of lease termination costs and obligations, net of sublease income and other cash receipts, and employee termination costs. Many factors including the local business environment, other available lease sites, the ability to secure subleases, the creditworthiness of subtenants, and the Company’s success at negotiating early termination agreements with lessors are considered in establishing the reserve. Adjustments to the reserve primarily relate to changes in subtenant income or actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which the changes become known. The closed restaurant reserve (current and non-current in aggregate) was $1.7 million and $2.1 million as of July 2, 2008 and September 24, 2008, respectively.
Liabilities Subject to Compromise
     Under bankruptcy law, actions by creditors to collect amounts owed prior to the Petition Date are stayed and certain other pre-petition contractual obligations may not be enforced against the Company. Substantially all unsecured liabilities as of the Petition Date, except those covered under certain first day motions filed with the Bankruptcy Court, have been classified as “Liabilities Subject to Compromise” in the accompanying unaudited condensed consolidated balance sheets.
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
4. Recent Accounting Pronouncements
     In April 2008, the FASB issued FASB Staff Position No. 142-3 (“FSP 142-3”), Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors to be considered in developing renewal and extension assumptions used to determine the useful life of a recognized intangible asset accounted for under Statement of Financial Accounting Standard No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. FSP 142-3 expands the disclosure requirements of SFAS 142 and is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. This statement is effective for the Company in the second quarter of fiscal year 2010. The guidance for determining the useful life of a recognized intangible asset shall be applied prospectively to all intangible assets acquired after the effective date. The disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The adoption of FSP 142-3 will have an impact on the Company’s accounting for future acquisitions of intangible assets and the Company’s disclosures of intangible assets as a whole on a prospective basis, once adopted; however, the materiality of that impact cannot be determined.
     In December 2007, the FASB issued SFAS 141(R), Business Combinations and SFAS 160, Non-controlling Interest in Consolidated Financial Statements, an amendment of ARB No. 51. These new standards will significantly change the accounting and reporting for business combination transactions and non-controlling (minority) interests in consolidated financial statements. SFAS 141 (R) and SFAS 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008, which is the Company’s fiscal year 2010. These standards will impact the Company if an acquisition is made or a minority interest is obtained after that effective date.
     In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Liabilities. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007, which is the Company’s fiscal year 2009. The Company did not elect to use the fair value option as of the adoption date.
     In September 2006, the FASB issued SFAS 157, Fair Value Measurements. This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007, which is the Company’s fiscal year 2009. In February 2008, the FASB issued FSP 157-2, Effective date of FASB Statement No. 157, which delayed for one year the applicability of SFAS 157’s fair-value measurements to certain nonfinancial assets and liabilities. The impact of adoption, other than as it applies to those nonfinancial assets and liabilities affected by the one year delay, has been deemed immaterial to the Company’s consolidated financial position or results of operations. The Company is currently evaluating the potential impact of adopting the remaining provisions of SFAS 157.

5. Property and Equipment
     Property and equipment was as follows (in thousands):

	July 2,	September 24,
	2008	2008
Land	$9,299	$9,299
Buildings	6,513	5,586
Equipment	232,417	225,151
Leasehold improvements	165,208	155,558
Assets to be sold	14,833	16,364
Accumulated depreciation and amortization	(229,658)	(230,034)

	$198,612	$181,924

     As of September 24, 2008, the Land value in the table above includes approximately $2.8 million in assets the Company intends to sell, but are not expected to be sold within the next twelve months.
     The Company acquired certain properties, which it intended to sell in connection with the Ryan’s merger. These assets were classified as held for sale in accordance with SFAS 144, Accounting for Impairment or Disposal of Long-Lived Assets. As a result of the Bankruptcy and the Company’s debtor-in-possession status, the Company no longer meets all of the criteria stated in SFAS 144, to classify certain assets intended to be sold within the next twelve months as held for sale. In accordance with SFAS 144, the Company has reclassified these assets, including those related to the Tahoe Joe’s restaurants, to property and equipment at the lower of their expected net proceeds or net book value, adjusted for any depreciation expense that would have been recognized had the assets not been classified as held for sale. As it is still the Company’s intent to sell these assets within the next twelve months, pending a court approved sales agreement, they have been segregated in the table above.
6. Other Intangible Assets
     Other intangible assets were as follows (in thousands):

	July 2, 2008		September 24, 2008
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized Intangible Assets:
Leasehold interests	$1,982	$438	$1,982	$491
Recipes	2,602	442	2,602	495

	$4,584	$880	$4,584	$986

Unamortized Intangible Assets:
Trademarks	$56,600		$56,600
Liquor licenses	344		344

	$56,944		$56,944

     Leasehold interests relate to favorable lease contracts acquired in the acquisitions of Ryan’s and North’s Restaurants, Inc. of $0.8 million and $1.2 million and are amortized over the remaining lives of the underlying leases. Recipes represent the value attributed to proprietary food recipes acquired in the acquisition of Ryan’s and are amortized over a weighted average life of 11 years. Amortization expense is expected to be approximately $0.4 million in each of the five subsequent fiscal years.
     Trademarks represent the value attributable to trade name and trademark rights acquired in the acquisition of Ryan’s and are deemed to have indefinite lives.
     Liquor licenses represent the value attributable to licenses purchased to sell alcoholic beverages at the Tahoe Joe’s Famous Steakhouse® restaurants.

7. Accrued Liabilities
     Accrued liabilities consisted of the following (in thousands):

	July 2,	September 24,
	2008	2008
Accrued compensation	$25,643	$24,318
Workers’ compensation claims reserve	22,696	22,390
Accrued sales, use and property taxes	16,132	14,056
Insurance claims reserve	4,245	5,084
Accrued interest	387	5,659
Accrued litigation reserve	242	267
Unearned revenue (gift cards/certificates)	4,811	4,169
Closed restaurant reserve, current portion	874	160
Accrued other	2,617	5,292

	$77,647	$81,395

Closed Restaurant Reserve
     Closed restaurant costs are accounted for in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities.
     The store closing costs are principally comprised of lease termination costs and obligations, net of sublease income and other cash receipts. Employee termination costs are recognized in the period that the closure is communicated to the affected employees.
The following table summarizes closed restaurant reserve activity by cost type (in thousands):

	July 2,	September 24,
	2008	2008
BALANCE, beginning of period (current and non-current in aggregate)	$1,654	$1,688
Additions:
Lease obligations charged to earnings	1,825	509
Lease obligations charged to goodwill	48	—
Employee termination benefits charged to earnings	1,385	187
Employee termination benefits charged to goodwill	218	—
Reductions:
Cash payments:
Lease termination costs and obligations	1,839	96
Employee severance benefits	1,603	187

BALANCE, end of period (current and non-current in aggregate)	$1,688	$2,101

     In addition to lease obligation and employee termination costs, the Company incurred closed restaurant costs of $10.3 million and $0.3 million as of July 2, 2008 and September 24, 2008, respectively, related to incremental cash and non-cash charges that were directly expensed to “Closed Restaurant Costs,” “Merger and Integration Costs” or “Reorganization Items, net” in the accompanying unaudited condensed consolidated statements of operations.
     The following table summarizes planned and actual restaurant closing activity:

	July 2,	September 24,
	2008	2008
Number of restaurants:
Expected to close as of the beginning of the period	5	20
Closed during the period	(78)	(11)
Identified for closure during the period	93	2

Expected to close as of the end of the period	20	11

	July 2,	September 24,
	2008	2008
Number of employees:
Expected to be terminated as of the beginning of the period	175	700
Terminated during the period	(2,730)	(385)
Identified for termination during the period	3,255	70

Expected to be terminated as of the end of the period	700	385

     The remaining closed restaurant reserves (current and non-current in aggregate) expected to be paid, by year, are as follows (in thousands):

2009	$160
2010	160
2011	160
2012	160
2013	160
Thereafter	1,301

$2,101

     The Company closed eleven underperforming restaurants during the twelve weeks ended September 24, 2008 and incurred total net charges of $1.0 million. These charges were expensed as incurred pursuant to SFAS 146 and included cash charges of approximately $1.0 million. The $1.0 million of cash charges included approximately $0.5 million related to lease termination costs and obligations, $0.2 million related to employee termination costs and approximately $0.3 million related to other associated costs.
     Gains of approximately $0.7 million, included in the $1.0 million of net charges above, related to proceeds received from the sale of a leasehold interest in one closed restaurant. This gain was partially offset by charges of approximately $0.3 million related to the closure of this restaurant and additional costs incurred on previously closed restaurants. This gain and additional charges are recorded in “Closed Restaurant Costs” in the accompanying unaudited condensed consolidated statements of operations. Also included in the $1.0 million of net charges above were costs associated with the closure of ten underperforming restaurants as part of the Company’s reorganization plan under Chapter 11. In accordance with SOP 90-7, costs associated with these closures of approximately $1.4 million are classified as “Reorganization Items, net” in the accompanying unaudited condensed consolidated statement of operations. See Note 9 — “Reorganization Items” for further details surrounding these closures.
8. Debt
     As of September 24, 2008, debt consists of the following (in thousands):

DEBT NOT SUBJECT TO COMPROMISE
Super-Secured borrowings consist of the following:
DIP Facility New Money Loan, interest at LIBOR, with a 4.0% floor and 5.0% ceiling, plus 7.25%, due January 22, 2009 (interest at 11.25% as of September 24, 2008)	$80,300
DIP facility Rollover Loan, interest at LIBOR plus 7.25%, due January 22, 2009 (interest at 9.74% as of September 24, 2008)	199,631

Total debt not subject to compromise	279,931
DEBT SUBJECT TO COMPROMISE
Secured borrowings consist of the following:
Revolving credit facility, interest at LIBOR plus 7.25%, due October 31, 2008 (interest at 9.74% as of September 24, 2008)	26,752
Letter of credit facility, interest at LIBOR plus 7.25%, due October 31, 2008 (interest at 9.74% as of September 24, 2008)	5,936
Term loan, interest at LIBOR plus 7.25%, due January 22, 2009 (interest at 9.74% as of September 24, 2008)	353,945
Unsecured borrowings consist of the following:
Senior notes, interest at 12.50%, due November 1, 2014	300,000

Total debt subject to compromise	686,633

Total debt	$966,564

Post-Petition Financing
Debtor-In-Possession Credit Agreement
     In connection with the Bankruptcy, the Debtors entered into the DIP Credit Agreement. The $285.0 million DIP Credit Agreement provided for a maximum of $200.0 million of Rollover Loans and an $85.0 million New Money Loan. The actual amount of Rollover Loans was $199.6 million. Of the $85.0 million New Money Loan, $30.0 million was drawn on January 23, 2008 and $55.0 million was drawn on April 30, 2008. The proceeds of the New Money Loan incurred under the DIP Credit Agreement are being used to fund the continued operation of the Debtors’ businesses, pay certain expenses and fees incurred in connection with the Bankruptcy, support the Debtors’ working capital needs and for general corporate purposes. The Debtors entered into the first amendment to the DIP Credit Agreement on February 21, 2008, just prior to the Bankruptcy Court’s final approval to reduce the maximum amount of the Rollover Loans from $300.0 million to $200.0 million.
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
     The DIP Credit Agreement requires payment of all amounts borrowed under the New Money Loan, together with accrued and unpaid interest, by January 22, 2009 (the “Maturity Date”). The Debtors have the right to voluntarily prepay any borrowing, in whole or in part, at any time. Subject to certain exceptions, the Debtors are subject to mandatory prepayment of the principal amount in the event of certain asset sales or receipt of cash proceeds from the incurrence of indebtedness.
     Obligations under the DIP Credit Agreement are secured by (i) a lien on all of the assets of the Debtors (which lien will have a first priority with respect to substantially all of the Debtors’ assets), including a pledge of all of the equity interests of each of the Company’s domestic subsidiaries and (ii) a super-priority administrative claim against each of the Debtors. The Company’s obligations under the DIP Credit Agreement are guaranteed by each of Buffets’ subsidiaries which is a Debtor pursuant to a Guarantee and Collateral Agreement, dated as of January 22, 2008, among Buffets, the Company, the subsidiaries of Buffets’ named therein and Credit Suisse as Collateral Agent.
     The DIP Credit Agreement allows for one automatic six-month extension of the Maturity Date if the principal balance outstanding under the New Money Loan of the DIP Credit Agreement is less than or equal to $50.0 million on such date, provided that if the Company receives $10.0 million or more in asset sale proceeds during the first twelve months after the Petition Date, the automatic six-month extension of the maturity will be available only if the principal balance outstanding under the New Money Loan is less than or equal to $40.0 million on such date. If the principal balance outstanding under the New Money Loan is greater than $50.0 million (or greater than $40.0 million, if the Company receives $10.0 million or more in asset proceeds during the first twelve months after Petition Date) on the Maturity Date, a six-month extension may be granted with the consent of the holders of a majority in amount of the outstanding New Money Loan.
     The DIP Credit Agreement contains customary representations, warranties and covenants by the Debtors, including, without limitation, reporting requirements, financial covenants (including a requirement to maintain minimum financial results as defined therein), milestones related to the restructuring process, and limitations on the Company’s ability to sell assets.
     The New Money Loan incurred under the DIP Credit Agreement may be accelerated following certain events of default, including (without limitation) any breach by the Debtors of any of the representations, warranties or covenants made in the DIP Credit Agreement, the dismissal by the Bankruptcy Court of any of the Bankruptcies, the conversion of any of the Bankruptcies to a case under Chapter 7 of the Bankruptcy Code or the appointment of a trustee pursuant to Chapter 11 of the Bankruptcy Code.

     On September 26, 2008, the Company entered into a Forbearance Agreement and Second Amendment to Debtor-In-Possession Credit Agreement (the “DIP Forbearance Agreement”). Under the DIP Forbearance Agreement, the Administrative Agent and the lenders agreed to forbear from exercising their default-related rights and remedies with respect to the potential breach of the minimum consolidated EBITDA covenant through October 15, 2008 and to amend the EBITDA covenant thresholds for the remaining term of the agreement. The agreement calls for a 1.0% increase in the annual interest rate paid with respect to the New Money Loan from LIBOR plus 7.25% to LIBOR plus 8.25%. The 4.0% per annum LIBOR floor and the 5.0% per annum LIBOR ceiling discussed above still apply under the terms of the DIP Forbearance Agreement. The interest rate on the Rollover Loans remains unchanged under the DIP Forbearance Agreement. The DIP Forbearance Agreement also requires the Company to pay certain fees to the agents and lenders thereunder, as more fully described in the DIP Forbearance Agreement. The DIP Forbearance Agreement was subject to Bankruptcy Court approval, which was received on October 14, 2008. There can be no assurance that the Company will continue to remain in compliance with the amended covenants.
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

     As of September 24, 2008, there was approximately $353.9 million outstanding under the Term Facility, $26.8 million outstanding under the Revolving Facility and $5.9 million outstanding under the Synthetic Revolving Facility, including $47.3 million outstanding letters of credit under the Pre-Petition Credit Facility. The Company is required to pay interest on all outstanding balances in the normal course throughout the Bankruptcy. It is the Company’s belief that all outstanding debt, other than the Super Secured amounts outstanding under the DIP Credit Agreement may be subject to compromise in the reorganization process. In accordance with the provisions of SOP 90-7, the Company classified the $386.6 million outstanding under these pre-petition obligations as “Liabilities Subject to Compromise” in the accompanying unaudited condensed consolidated balance sheets and has continued to record interest expense at the stated, post-petition contractual amounts.
     On April 12, 2007, per the terms of its Pre-Petition Credit Agreement, the Company entered into an interest rate swap agreement (the “Swap Agreement”) to manage its exposure on debt instruments to interest rate fluctuation. The Swap Agreement, which became effective May 31, 2007 and had a $32.0 million notional amount of indebtedness, was used to hedge a portion of the interest payments associated with the variable rate $530.0 million Term Facility by fixing the interest rate at 5.10% (represents LIBOR on April 12, 2007 when the agreement was entered into). The Swap Agreement called for 90-day settlements beginning August 31, 2007. This instrument was structured as an effective hedge of the variability of cash flows to be paid on a portion of the Company’s outstanding debt. The derivative was recognized in the Company’s balance sheet at fair value. On the date the derivative contract was entered into, the Company documented the relationship between the hedging instrument and the hedged item, as well as its risk-management objective and strategy for undertaking the hedge transaction. This process included linking the derivative to a specific liability on the Company’s balance sheet, as well as formally assessing, both at the hedge’s inception and on an ongoing basis, whether the derivative used in the hedging transaction was highly effective in offsetting changes in cash flows of the hedged item. Changes in the fair value of the derivative were recorded in other comprehensive income until earnings were affected by the variability in cash flows of the designated hedged item.
     On January 22, 2008, the Company received notification that the Bankruptcy caused an Event of Default, as defined in the Swap Agreement. As a result of the default, January 22, 2008 was set as the Early Termination Date, as described in the Swap Agreement, and a calculation of the amount owed under the agreement was performed and determined to be approximately $1.0 million. As a result, the Company recorded a current liability in the amount of $1.0 million and wrote off the related other comprehensive income, deferred tax asset and related valuation allowance to interest expense, as the hedged payments were no longer probable. The ability of the transaction counter-party to seek remedies to enforce their rights under the Swap Agreement is automatically stayed as a result of the Bankruptcy and the Pre-Petition Credit Facility lenders’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code. In accordance with SOP 90-7, the Company classified the $1.0 million swap liability as “Liabilities Subject to Compromise” in the accompanying unaudited condensed consolidated balance sheets.
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

     In accordance with the provisions of SOP 90-7, the Company classified all amounts outstanding under this obligation as “Liabilities Subject to Compromise” in the unaudited condensed consolidated balance sheets, and ceased the accrual of interest on these notes as of the Petition Date. Management, in consultation with bankruptcy counsel, does not expect post-petition interest on this debt to be paid. As of September 24, 2008, the unpaid contractual interest on these notes was approximately $46.5 million, including approximately $25.5 million of excess contractual interest subsequent to the Petition Date through September 24, 2008 not recorded in the accompanying unaudited condensed consolidated balance sheet.
9. Liabilities Subject to Compromise
     Under bankruptcy laws, actions by creditors to collect amounts owed prior to the Petition Date are stayed and certain other pre-petition contractual obligations may not be enforced against the Company. Substantially all unsecured liabilities as of the Petition Date, except those covered under certain first day motions filed with the Bankruptcy court, have been classified as “Liabilities Subject to Compromise” in the accompanying unaudited condensed consolidated balance sheets.
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
     The Company received approval from the Bankruptcy Court to pay or otherwise honor certain of its pre-petition obligations, including employee salaries, wages and benefits, vendor goods for certain critical vendors and certain real property claims. In addition, as of the Petition Date, the Company ceased the accrual of interest on its unsecured 12 1/2% Senior Notes. Contractual interest on that obligation amounts to approximately $46.5 million as of September 24, 2008, of which approximately $25.5 million represents excess contractual interest subsequent to the Petition Date through September 24, 2008 not recorded in the accompanying unaudited condensed consolidated balance sheet. See Note 8 — “Debt” for further discussion of the Company’s debt agreements.
     The following table summarizes the components of the “Liabilities Subject to Compromise” in the accompanying unaudited condensed consolidated balance sheets (in thousands):

	July 2,	September 24,
	2008	2008
Accounts payable	$32,928	$32,414
Accrued liabilities	87,405	98,673
Debt	686,633	686,633
Long-term taxes payable	23,565	21,245
Other long-term liabilities	153	153

Total Liabilities Subject to Compromise	$830,684	$839,118

     Included in Accrued Liabilities above is approximately $38.0 million and $50.2 million related to lease and other executory contract rejection claim reserves as of July 2, 2008 and September 24, 2008, respectively.
10. Reorganization Items
     As of September 24, 2008, the Company had the following reorganization items (in thousands):

Professional fees	$8,114
Lease rejection costs	11,850
Closed store costs	1,461
Other	881

Total reorganization items, net	$22,306

     During the first quarter of fiscal 2009, the Company rejected approximately eight unexpired leases in connection with the Bankruptcy. In accordance with Section 502(b)(6) of the Bankruptcy Code, the Company was required to recognized a charge for claims of a lessor for damages resulting from the termination of a lease of real property. Such claims are limited by specific provisions within the Bankruptcy Code. The Company recognized a charge of approximately $11.9 million related to expected lessor claims and established a liability for an equal amount. This liability is an estimate and is classified as “Subject to Compromise’ on the accompanying unaudited condensed consolidated balance sheet.
11. Income Taxes
     The Company recorded a liability for total unrecognized income tax benefits at July 2, 2008 and September 24, 2008 in the amount of $23.8 million and $21.8 million, respectively. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within its operations in income tax expense. There were no material adjustments to the recorded liability for unrecognized tax benefits during the twelve weeks ended September 24, 2008. It is reasonably possible that the amount of unrecognized tax benefits may significantly decrease as a result of the Bankruptcy. Settlement of these unrecognized tax benefits will be determined by the Bankruptcy Court throughout the claims process. As a result, the Company is unable to develop an estimate of the amount of change.
     The Company files tax returns, including returns for its subsidiaries, in the United States federal jurisdiction and in various state jurisdictions. Uncertain tax positions are related to tax years that remain subject to examination. United States tax returns for fiscal years ended June, 2005 through 2008 remain subject to examination by federal tax authorities. Various fiscal years remain subject to examination for tax returns for state and local jurisdictions.
     As of July 2, 2008, the Company had operating loss carryovers of approximately $149.9 million. In the current quarter, the NOL carryover has increased by $18.7 million to $168.6 million (before a full valuation allowance), which will expire after 20 years. It is anticipated that a significant portion of the NOL carryovers and other tax attributes will be reduced upon emerging from bankruptcy.
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
     In consideration for the services to be provided by the Caxton-Iseman Party, Buffets agreed to pay the Caxton-Iseman Party (i) an annual fee equal to 2% of Buffets’ EBITDA (as defined in the Management Agreement), (ii) a transaction fee, payable upon the completion by Buffets of any acquisition, of 2% of the sale price, (iii) a transaction fee, payable upon the completion of the sale of Buffets of 1% of the sale price, and (iv) a transaction fee, payable upon the completion of the sale by Buffets of any other divestitures, of 1% of the sale price. The annual fee payable in any year may not exceed the amounts permitted under the Company’s debt agreements, and the Caxton-Iseman Party is obligated to return any portion of the annual fee that has been prepaid if an event of default has occurred and is continuing under the Company’s debt agreements. In accordance with the terms of the Forbearance Agreement, the Company has refrained from accruing amounts owed under this agreement as the Company does not anticipate making any additional payments under this agreement.

     Roe H. Hatlen, a founder of Buffets and a former member of the Board of Directors of Buffets Holdings and Buffets, entered into an advisory arrangement with Buffets Holdings on September 28, 2000 (the “Advisory Agreement”), that had an original term expiring in December 2005. On December 13, 2005, the Advisory Agreement was amended to extend the term through June 30, 2006 at an annual compensation of $200,000. The Advisory Agreement was further amended in July 2006 to extend the term through December 31, 2006 at the same annual compensation. The Company is currently paying Mr. Hatlen an annual fee of $200,000. In addition, Mr. Hatlen is entitled to (1) the use of certain company-provided facilities during the term of the agreement, (2) business expense (including auto expense) reimbursement arrangements during the term of the agreement, and (3) health, welfare, disability and life insurance benefits, on the same basis provided to senior executives of Buffets until December 31, 2010. All costs are recognized as incurred in “General and Administrative” expenses in the accompanying unaudited condensed consolidated statements of operations. Mr. Hatlen owns approximately 6.0% of the outstanding common stock of Buffets Restaurants Holdings.
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
13. Commitments and Contingencies
Litigation
     In August 2008, a putative class action lawsuit was filed against the Company’s wholly-owned subsidiary, Fire Mountain Restaurants, LLC (“Fire Mountain”) in the United States District Court for the Middle District of Louisiana, alleging failures to pay overtime deficiencies to restaurant servers. The complaint does not make a specific monetary demand. Prior to an answer being filed, the contested action was stayed pursuant to the Bankruptcy Code. The liability related to this matter, if any, has not been established.
     On January 22, 2008, the Company and each of its subsidiaries filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware, Case Number 08-10141. Under the Bankruptcy Code, the filing of a petition automatically stays most litigation pending against the Debtors. On August 29, 2008, Buffets Restaurants Holdings, the parent company of Buffets Holdings, filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code.
     On April 2, 2007, a putative class action lawsuit was filed against the Company’s wholly-owned subsidiary, HomeTown Buffet, Inc. (“HomeTown Buffet”) and Buffets Holdings, Inc. in California state court in San Bernardino County. The lawsuit alleges that HomeTown Buffet violated California wage and hour laws by failing to pay its hourly employees overtime, for failing to provide meal and rest period breaks as provided by the California Labor Code and for charging employees for uniforms and equipment. Defendants removed the lawsuit to the United States District Court for the Central District of California on June 28, 2007. The complaint does not make a specific monetary demand. This contested action has likewise been stayed by the Company’s bankruptcy proceeding. It was in a preliminary stage at the time of the filing and the pre-petition liability has not been established.
     In June 2006, a lawsuit was filed in the Berkeley County (West Virginia) circuit court on behalf of three plaintiffs alleging wage and hour violations against the Company’s wholly-owned subsidiary, Ryan’s Restaurant Group, Inc. (“Ryan’s”) and certain of its executives. This complaint is a class action lawsuit brought on behalf of hourly employees who worked for Ryan’s in West Virginia since July 2001. In July 2006, Defendants removed the lawsuit to the United States District Court for the Northern District of West Virginia. In February 2007, the Court denied Plaintiffs motion to remand the matter back to West Virginia state court. The plaintiffs seek compensatory damages, penalties, restitution of unpaid wages and deductions, pre-judgment interest, costs of suit and reasonable attorneys’ fees. The complaint does not make a specific monetary demand. At the time of the Company’s bankruptcy filing, the West Virginia action was in a preliminary stage and the Company’s liability, if any, was undeterminable. The matter represents a contested pre-petition claim that is stayed pursuant to the bankruptcy proceeding.

     On November 12, 2004, two former restaurant managers of HomeTown Buffet individually and on behalf of all others similarly situated, filed a class action lawsuit against HomeTown Buffet in California Superior Court in San Francisco County. The lawsuit alleges that HomeTown Buffet violated California wage and hour laws by failing to pay all of its California managers and assistant managers overtime, and for making deductions from bonus compensation based on the company’s workers’ compensation costs. In March 2006, the plaintiffs amended the complaint in the lawsuit to add another of the Company’s wholly-owned subsidiaries, OCB Restaurant Company, LLC (“OCB Restaurant Co.”) as a defendant, and to limit the claims to those managers below the level of restaurant General Manager. In April 2006, the defendants removed the lawsuit to the United States District Court for the Northern District of California. During the course of discovery, but prior to a motion for certification of a class, the parties reached a settlement of this action in mediation in late February 2007. The settlement, which anticipated payments of approximately $7.2 million, received preliminary court approval on September 12, 2007 but final court approval was not obtained by the time that the Company filed for bankruptcy. The matter represents a pre-petition unsecured claim subject to resolution under the bankruptcy proceeding. The Company previously recorded the expected settlement of $7.2 million in the accrued litigation reserve. This amount is a pre-petition liability and is classified in “Liabilities Subject to Compromise” in the accompanying unaudited condensed consolidated balance sheets.
     The Company is also involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of those matters will not have a material adverse effect on the Company’s consolidated financial position or the results of operations.
14. Subsequent Events
Departure of Directors and Certain Officers
     On November 4, 2008 Mr. M. Richard Kirk was reassigned from his position as Executive Vice President of Operations of Ryan’s, to a newly created position, Senior Vice President of Operations, involving operations at all of the Company’s restaurant brands. Mr. Kirk’s compensation remained unchanged.
Reorganization Under Chapter 11 of the U.S. Bankruptcy Code
     On January 22, 2008, the Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court. The petitions were filed in order to enable the Debtors to pursue reorganization efforts under Chapter 11 of the Bankruptcy Code. On August 29, 2008, Buffets Restaurants Holdings, the parent company of Buffets Holdings, filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court, Case Number 08-12023 (collectively the bankruptcy cases are referred to as the “Bankruptcy”). The Bankruptcy is being jointly administered, and we have and will continue to operate and manage our business as debtors in possession, subject to the supervision of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code.
     On October 30, 2008, the Debtors filed their Joint Plan of Reorganization (the “Plan”) and the related Disclosure Statement with the Bankruptcy Court. The hearing at which the Bankruptcy Court will consider approval of the Disclosure Statement, which will enable the Debtors to begin soliciting votes from their creditors to accept or reject the Plan is scheduled for December 16, 2008. The Plan and the Disclosure Statement describes the anticipated organization, operations, and financing of the reorganized Debtors if the Plan is confirmed by the Bankruptcy Court and becomes effective. There can be no assurance that the Plan will receive the acceptances necessary for confirmation or that it will become effective.
     The Disclosure Statement contains certain information about the Debtors’ pre-petition operating and financial history, the events leading up to the commencement of the Bankruptcy, and significant events that have occurred during the Bankruptcy. The Disclosure Statement also describes the terms and provisions of the Plan including certain effects of confirmation of the Plan, certain risk factors associated with the Debtors business and the securities to be issued under the Plan, certain alternatives to the Plan, the manner in which distributions will be made under the Plan, and the confirmation process and the voting procedures that holders of claims and interests entitled to vote under the Plan must follow for their votes to be counted.
     The Plan vote is expected to begin after the Disclosure Statement is approved by the Bankruptcy Court and will likely conclude within one to two months thereafter.

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

CONDENSED CONSOLIDATING BALANCE SHEET
As of July 2, 2008

		Subsidiary	Subsidiary
	Parent	Issuer	Guarantors	Eliminations	Consolidated
	(Unaudited) (In Thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$36	$60,330	$8,305	$—	$68,671
Receivables	(6,585)	943	35,206	(21,500)	8,064
Income tax receivables	—	3,680	—	—	3,680
Inventories	—	868	29,532	—	30,400
Restricted cash	—	2,377	—	—	2,377
Prepaid expenses and other current assets	—	30,639	14,670	(5,232)	40,077
Assets held for sale	—	—	2,132	—	2,132

Total current assets	(6,549)	98,837	89,845	(26,732)	155,401
PROPERTY AND EQUIPMENT, net	—	5,980	192,632	—	198,612
GOODWILL	—	94,644	41,483	—	136,127
OTHER INTANGIBLE ASSETS	—	—	60,648	—	60,648
INVESTMENT IN SUBSIDIARIES	(818,878)	1,786	—	817,092	—
OTHER ASSETS, net	38	172,308	28,126	(171,493)	28,979

Total assets	$(825,389)	$373,555	$412,734	$618,867	$579,767

LIABILITIES AND SHAREHOLDER’S EQUITY (DEFICIT)
LIABILITIES NOT SUBJECT TO COMPROMISE
CURRENT LIABILITIES:
Accounts payable	$—	$59,728	$(813,726)	$800,321	$46,323
Accrued liabilities	—	39,967	37,680	—	77,647
Income taxes payable	—	255	—	—	255
Short-term debt	—	81,250	79,138	(79,138)	81,250
Current maturities of long-term debt	—	199,631	194,441	(194,441)	199,631

Total current liabilities	—	380,831	(502,467)	526,742	405,106
LONG-TERM DEBT, net of current maturities	—	—	149,800	(149,800)	—
DEFERRED LEASE OBLIGATIONS	—	2,643	42,328	—	44,971
DEFERRED INCOME TAXES	—	22,793	—	—	22,793
LONG-TERM TAXES PAYABLE	—	243	—	—	243
OTHER LONG-TERM LIABILITIES	—	2,560	4,185	—	6,745

Total liabilities not subject to compromise	—	409,070	(306,154)	376,942	479,858

LIABILITIES SUBJECT TO COMPROMISE	—	782,363	717,102	(668,781)	830,684

SHAREHOLDER’S EQUITY (DEFICIT)
Common stock	31	—	—	—	31
Additional paid in capital	82	—	—	—	82
Retained earnings (accumulated deficit)	(825,502)	(817,878)	1,786	910,706	(730,888)
Accumulated other comprehensive income	—	—	—	—	—

Total shareholder’s equity (deficit)	(825,389)	(817,878)	1,786	910,706	(730,775)

Total liabilities and shareholder’s equity (deficit)	$(825,389)	$373,555	$412,734	$618,867	$579,767

CONDENSED CONSOLIDATING BALANCE SHEET
As of September 24, 2008

		Subsidiary	Subsidiary
	Parent	Issuer	Guarantors	Eliminations	Consolidated
	(Unaudited) (In Thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35	$38,695	$8,145	$—	$46,875
Receivables	(6,584)	(32,286)	30,026	17,112	8,268
Income tax receivables	—	3,557	—	—	3,557
Inventories	—	872	35,674	—	36,546
Restricted cash	—	2,556	—	—	2,556
Prepaid expenses and other current assets	—	31,839	6,162	(3,581)	34,420

Total current assets	(6,549)	45,233	80,007	13,531	132,222
PROPERTY AND EQUIPMENT, net	—	5,901	176,023	—	181,924
GOODWILL, net	—	94,644	40,130	—	134,774
OTHER INTANGIBLE ASSETS	—	—	60,542	—	60,542
INVESTMENT IN SUBSIDIARIES	(852,208)	(5,364)	—	857,572	—
OTHER ASSETS, net	38	172,633	27,099	(170,472)	29,298

Total assets	$(858,719)	$313,047	$383,801	$700,631	$538,760

LIABILITIES AND SHAREHOLDER’S EQUITY (DEFICIT)
LIABILITIES NOT SUBJECT TO COMPROMISE
CURRENT LIABILITIES:
Accounts payable	$—	$19,828	$(834,377)	$858,995	$44,446
Accrued liabilities	—	46,251	35,144	—	81,395
Income taxes payable	—	257	—	—	257
Short-term debt	—	80,300	78,212	(78,212)	80,300
Current maturities of long-term debt	—	199,631	194,441	(194,441)	199,631

Total current liabilities	—	346,267	(526,580)	586,342	406,029
LONG-TERM DEBT, net of current maturities	—	—	149,800	(149,800)	—
DEFERRED LEASE OBLIGATIONS	—	2,237	43,712	—	45,949
DEFERRED INCOME TAXES	—	22,793	—	—	22,793
LONG-TERM TAXES PAYABLE	—	529	—	—	529
OTHER LONG-TERM LIABILITIES	—	2,519	5,244	—	7,763

Total liabilities not subject to compromise	—	374,345	(327,824)	436,542	483,063

LIABILITIES SUBJECT TO COMPROMISE	—	790,910	716,989	(668,781)	839,118

SHAREHOLDER’S EQUITY (DEFICIT)
Common stock	31	—	—	—	31
Additional paid in capital	82	—	—	—	82
Retained earnings (accumulated deficit)	(858,832)	(852,208)	(5,364)	932,870	(783,534)

Total shareholder’s equity (deficit)	(858,719)	(852,208)	(5,364)	932,870	(783,421)

Total liabilities and shareholder’s equity (deficit)	$(858,719)	$313,047	$383,801	$700,631	$538,760

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Twelve Weeks Ended September 19, 2007

		Subsidiary	Subsidiary
	Parent	Issuer	Guarantors	Eliminations	Consolidated
	(Unaudited) (In Thousands)
RESTAURANT SALES	$—	$10,047	$374,664	$—	$384,711
RESTAURANT COSTS:
Food	—	3,605	129,295	—	132,900
Labor	—	2,934	111,418	—	114,352
Direct and occupancy	—	1,505	98,360	—	99,865

Total restaurant costs	—	8,044	339,073	—	347,117
ADVERTISING EXPENSES	—	9,718	149	—	9,867
GENERAL AND ADMINISTRATIVE EXPENSES	—	(15,491)	32,019	(152)	16,376
CLOSED RESTAURANT COSTS	—	—	69	—	69
LOSS ON LITIGATION SETTLEMENT	—	54	—		54
MERGER INTEGRATION COSTS	—	789	844	—	1,633

OPERATING INCOME	—	6,933	2,510	152	9,595
OTHER INCOME	—	(275)	(147)	152	(270)
INTEREST INCOME	—	(163)	4	(2)	(161)
INTEREST EXPENSE	—	20,746	20,278	(20,267)	20,757
LOSS RELATED TO REFINANCING	—	5	—	—	5

LOSS BEFORE INCOME TAXES AND EQUITY IN NET LOSS OF SUBSIDIARIES	—	(13,380)	(17,625)	20,269	(10,736)
INCOME TAX EXPENSE (BENEFIT)	—	(5,035)	75	—	(4,960)

Net loss before equity in net loss of subsidiaries	—	(8,345)	(17,700)	20,269	(5,776)
Equity in net loss of subsidiaries	(5,776)	(17,700)	—	23,476	—

Net loss	$(5,776)	$(26,045)	$(17,700)	$43,745	$(5,776)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Twelve Weeks Ended September 24, 2008

		Subsidiary	Subsidiary
	Parent	Issuer	Guarantors	Eliminations	Consolidated
	(Unaudited) (In Thousands)
RESTAURANT SALES	$—	$9,532	$314,788	$—	$324,320
RESTAURANT COSTS:
Food	—	3,396	110,171	—	113,567
Labor	—	2,775	92,998	—	95,773
Direct and occupancy	—	1,548	87,124	—	88,672

Total restaurant costs	—	7,719	290,293	—	298,012
ADVERTISING EXPENSES	—	10,381	3	—	10,384
GENERAL AND ADMINISTRATIVE EXPENSES	—	(8,652)	21,556	(152)	12,752
CLOSED RESTAURANT COSTS, net	—	—	(433)	—	(433)
IMPAIRMENT OF ASSETS	—	—	15,483	—	15,483

OPERATING INCOME (LOSS)	—	84	(12,114)	(152)	(11,878)
OTHER (INCOME) EXPENSE	—	41	(44)	152	149
INTEREST INCOME	—	(13)	—	13	—
INTEREST EXPENSE	—	18,805	18,329	(18,329)	18,805
REORGANIZATION ITEMS, net	—	8,762	13,544	—	22,306

LOSS BEFORE INCOME TAXES AND EQUITY IN NET LOSS OF SUBSIDIARIES	—	(27,511)	(43,943)	18,316	(53,138)
INCOME TAX BENEFIT	—	(320)	(172)	—	(492)

Net loss before equity in net loss of subsidiaries	—	(27,191)	(43,771)	18,316	(52,646)
Equity in net loss of subsidiaries	(52,646)	(43,771)	—	96,417	—

Net loss	$(52,646)	$(70,962)	$(43,771)	$114,733	$(52,646)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Twelve Weeks Ended September 19, 2007

		Subsidiary	Subsidiary
	Parent	Issuer	Guarantors	Eliminations	Consolidated
	(Unaudited) (In Thousands)
OPERATING ACTIVITIES:
Net loss	$(5,776)	$(26,045)	$(17,700)	$43,745	$(5,776)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	645	9,396	—	10,041
Amortization of debt issuance costs	—	1,180	1,149	(1,149)	1,180
Loss on disposal of assets	—	—	45	—	45
Deferred income taxes	—	(1,493)	—	—	(1,493)
Equity in earnings of subsidiaries	5,776	17,700	—	(23,476)	—
Changes in assets and liabilities:
Receivables	—	17,288	(15,052)	—	2,236
Inventories	—	2	105	—	107
Prepaid expenses and other current assets	—	442	(1,332)	—	(890)
Due from parent	6,274	(6,274)	—	—	—
Accounts payable	—	(4,825)	1,061	—	(3,764)
Accrued and other liabilities	—	(12,329)	4,437	—	(7,892)
Income taxes receivable/payable	(6,274)	2,961	—	—	(3,313)

Net cash used in operating activities	—	(10,748)	(17,891)	19,120	(9,519)

INVESTING ACTIVITIES:
Proceeds from sale leaseback transaction	—	—	8,813	—	8,813
Acquisitions, net of liabilities	—	—	(1)	—	(1)
Purchase of property and equipment	—	(497)	(10,886)	—	(11,383)
Corporate cash advances (payments)	—	—	459	(459)	—
Collection of notes receivable	—	501	—	—	501
Purchase of other assets	—	(126)	(559)	—	(685)

Net cash used in investing activities	—	(122)	(2,174)	(459)	(2,755)

FINANCING ACTIVITIES:
Repayment of debt	—	(1,325)	(1,291)	1,291	(1,325)
Proceeds from revolver facility	—	20,500	19,967	(19,967)	20,500
Debt issuance costs	—	(15)	(15)	15	(15)

Net cash provided by financing activities	—	19,160	18,661	(18,661)	19,160

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	8,290	(1,404)	—	6,886
CASH AND CASH EQUIVALENTS, beginning of period	37	(1,852)	6,485	—	4,670

CASH AND CASH EQUIVALENTS, end of period	$37	$6,438	$5,081	$—	$11,556

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Twelve Weeks Ended September 24, 2008

		Subsidiary	Subsidiary
	Parent	Issuer	Guarantors	Eliminations	Consolidated
	(Unaudited) (In Thousands)
OPERATING ACTIVITIES:
Net loss	$(52,646)	$(70,962)	$(43,771)	$114,733	$(52,646)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	505	8,956	—	9,461
Amortization of debt issuance costs	—	2,727	2,656	(2,656)	2,727
Loss (gain) on disposal of assets	—	40	(136)	—	(96)
Reorganization items	—	8,758	13,548	—	22,306
Cash reorganization items	—	(5,065)	(51)	—	(5,116)
Impairment of assets	—	—	15,483	—	15,483
Equity in earnings of subsidiaries	52,646	43,771	—	(96,417)	—
Changes in assets and liabilities:
Receivables	(1)	(7,520)	7,317	—	(204)
Inventories	—	(4)	(6,530)	—	(6,534)
Prepaid expenses and other current assets	—	(3,434)	14,356	—	10,922
Accounts payable	—	(1,576)	(1,001)	—	(2,577)
Accrued and other liabilities	—	13,051	(12,769)	—	282
Income taxes receivable/payable	—	(556)	—	—	(556)

Net cash used in operating activities	(1)	(20,265)	(1,942)	15,660	(6,548)

INVESTING ACTIVITIES:
Proceeds from disposal of assets	—	—	668	—	668
Impairment of assets	—	—	648	—	648
Purchase of property and equipment	—	(490)	(7,143)	—	(7,633)
Corporate cash advances (payments)	—	—	16,585	(16,585)	—
Collections on notes receivable	—	1	—	—	1
Purchase of other assets	—	—	(503)	—	(503)

Net cash provided by (used in) investing activities	—	(498)	10,255	(16,585)	(6,819)

FINANCING ACTIVITIES:
Repayments of DIP financing	—	(950)	(925)	925	(950)
Increase in restricted cash	—	(179)	—	—	(179)
Prefunded letters of credit	—	—	(7,539)	—	(7,539)
Utility deposits	—	—	(9)	—	(9)
Cash reorganization items	—	248	—	—	248

Net cash used in financing activities	—	(881)	(8,473)	925	(8,429)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1)	(21,635)	(160)	—	(21,796)
CASH AND CASH EQUIVALENTS, beginning of period	36	60,330	8,305	—	68,671

CASH AND CASH EQUIVALENTS, end of period	$35	$38,695	$8,145	$—	$46,875

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report. Unless the context indicates or requires otherwise, (i) the term “Buffets Holdings” refers to Buffets Holdings, Inc.; (ii) the term “Buffets” refers to Buffets, Inc., our principal operating subsidiary; (iii) the terms “we,” “our,” “ours,” and the “Company” refer to Buffets Holdings, Inc. and its subsidiaries. Some of the statements in the following discussion are forward-looking statements. See “Forward-Looking Statements and Risk Factors” elsewhere in this filing. Historical results will not be indicative of future results due to the Bankruptcy discussed in Note 1 — “Voluntary Chapter 11 Filing.”
Overview
     We are the nation’s largest steak-buffet restaurant chain by number of units and the second largest company in the family dining segment by sales volume. Our restaurants are principally operated under the names Ryan’s®, Fire Mountain®, Old Country Buffet® and HomeTown Buffet®. As of September 24, 2008, we had 548 company-owned steak-buffet restaurants, ten Tahoe Joe’s Famous Steakhouse® restaurants and sixteen franchised locations altogether operating in 42 states.

Restaurants operating as of July 2, 2008	569
For the twelve week period ended September 24, 2008:
Restaurants opened	—
Restaurants closed	(11)

Restaurants operating as of September 24, 2008	558

     Buffets was founded in 1983 to develop buffet-style restaurants under the name Old Country Buffet®. In October 2000, Buffets was acquired by Buffets Holdings, a company organized by investment funds affiliated with Caxton-Iseman Capital, LLC (“Caxton-Iseman Capital”), in a buyout from public shareholders. On November 1, 2006, Buffets merged (the “Merger”) with Ryan’s Restaurant Group, Inc. (“Ryan’s”) to create the nation’s largest steak-buffet restaurant chain by number of units and the second largest company in the family dining segment by sales volume. On January 22, 2008, we and each of our subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. See “Recent Developments — Reorganization Under Chapter 11 of the U.S. Bankruptcy Code” for further details.
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
     Our fiscal year comprises 52 or 53 weeks divided into four fiscal quarters of twelve, twelve, sixteen and twelve or thirteen weeks, respectively. The current fiscal year is comprised of 52 weeks and will end on July 1, 2009.

     The following is a description of the line items from our unaudited condensed consolidated statements of operations and selected financial data:
•
We recognize as restaurant sales the proceeds from the sale of food and beverages at our company-owned restaurants at the time of such sale. We recognize the proceeds from the sale of gift cards when the gift cards are redeemed at our restaurants. Until redemption, the unearned revenue from the sale of gift cards is included in “Accrued Liabilities” on our accompanying unaudited condensed consolidated balance sheets.

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

•	Impairment of assets reflects fair market adjustments to the carrying value of long-lived assets.
•
Loss on litigation settlements represents the costs associated with the settlement of a class action lawsuit against our wholly-owned subsidiaries, HomeTown Buffet, Inc. and OCB Restaurant Company, LLC.

•	Merger integration costs represent professional fees, performance bonuses and employee travel and expenses related to integration activities associated with the Ryan’s acquisition.
•
Other income primarily reflects franchise fees earned. Our franchise income includes royalty fees and initial franchise fees received from our franchisees. We recognize royalty fees in “Other Income” on our accompanying unaudited condensed consolidated statements of operations based on the sales reported at the franchise restaurants.

•	Interest income reflects interest earned on our short-term investments, exclusive of any excess earnings associated with excess cash from our $85.0 million New Money Loan.
•	Interest expense reflects interest costs associated with our debt and amortization of debt issuance cost.
•	Loss related to refinancing for fiscal year 2008 represents transaction costs associated with amendments to Buffets’ current Pre-Petition Credit Facility.
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

Recent Developments
Departure of Directors and Certain Officers
     On November 4, 2008 Mr. M. Richard Kirk was reassigned from his position as Executive Vice President of Operations of Ryan’s, to a newly created position, Senior Vice President of Operations, involving operations at all of the Company’s restaurant brands. Mr. Kirk’s compensation remained unchanged.
Reorganization Under Chapter 11 of the U.S. Bankruptcy Code
     On January 22, 2008, Buffets Holdings and each of its subsidiaries (collectively, “the Debtors”) filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”), Case Number 08-10141. The petitions were filed in order to enable the Debtors to pursue reorganization efforts under Chapter 11 of the Bankruptcy Code. On August 29, 2008, Buffets Restaurants Holdings, Inc., (“Buffets Restaurants Holdings”) the parent company of Buffets Holdings, filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court, Case Number 08-12023 (collectively the bankruptcy cases are referred to as the “Bankruptcy”). The Bankruptcy is being jointly administered, and we have and will continue to operate and manage our business as debtors in possession, subject to the supervision of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code.
     On October 30, 2008, the Debtors filed their Joint Plan of Reorganization (the “Plan”) and the related Disclosure Statement with the Bankruptcy Court. The hearing at which the Bankruptcy Court will consider approval of the Disclosure Statement, which will enable the Debtors to begin soliciting votes from their creditors to accept or reject the Plan is scheduled for December 16, 2008. The Plan and the Disclosure Statement describes the anticipated organization, operations, and financing of the reorganized Debtors if the Plan is confirmed by the Bankruptcy Court and becomes effective. There can be no assurance that the Plan will receive the acceptances necessary for confirmation or that it will become effective.
     The Disclosure Statement contains certain information about the Debtors’ pre-petition operating and financial history, the events leading up to the commencement of the Bankruptcy, and significant events that have occurred during the Bankruptcy. The Disclosure Statement also describes the terms and provisions of the Plan including certain effects of confirmation of the Plan, certain risk factors associated with the Debtors business and the securities to be issued under the Plan, certain alternatives to the Plan, the manner in which distributions will be made under the Plan, and the confirmation process and the voting procedures that holders of claims and interests entitled to vote under the Plan must follow for their votes to be counted.
     The Plan vote is expected to begin after the Disclosure Statement is approved by the Bankruptcy Court and will likely conclude within one to two months thereafter.
Forbearance Agreement
     On September 26, 2008, we entered into a Forbearance Agreement and Second Amendment to Debtor-In-Possession Credit Agreement (the “DIP Forbearance Agreement”). Under the DIP Forbearance Agreement, the Administrative Agent and the lenders under our DIP Credit Agreement agreed to forbear from exercising their default-related rights and remedies with respect to the potential breach of the minimum consolidated EBITDA covenant through October 15, 2008 and to amend the EBITDA covenant thresholds for the remaining term of the agreement. The agreement calls for a 1.0% increase in the annual interest rate paid with respect to the New Money Loan under the DIP Credit Agreement from LIBOR plus 7.25% to LIBOR plus 8.25%. The 4.0% per annum LIBOR floor and the 5.0% per annum LIBOR ceiling discussed above still apply under the terms of the DIP Forbearance Agreement. The interest rate on the Rollover Loans remains unchanged under the DIP Forbearance Agreement. The DIP Forbearance Agreement also requires us to pay certain fees to the agents and lenders thereunder, as more fully described in the DIP Forbearance Agreement. The DIP Forbearance Agreement was subject to Bankruptcy Court approval, which was received on October 14, 2008. There can be no assurance that we will continue to remain in compliance with the amended covenants.
Lease Modifications
     During September 2008, the Bankruptcy Court approved several motions requesting the renegotiation of certain of our existing real property leases, reducing both minimum rent payments and lease term. Annual savings from these lease modifications are expected to be approximately $3.0 million to $3.5 million. Additionally, the amendments allow us greater flexibility in managing our portfolio of restaurants subject to these agreements by allowing the option to close certain restaurants over a five-year period.

Vendor Bankruptcy
     In July 2008, one of our major distributors filed for Chapter 11 bankruptcy protection. To assure continued availability of proprietary food products from this distributor, we entered into an agreement with the distributor to purchase certain goods located in the distributor’s distribution facilities shortly after the distributor filed their Chapter 11 petition. We also agreed to temporarily purchase certain proprietary goods directly from the manufacturers, which were then shipped to and held at the distributor’s facilities until such time as they were delivered to our restaurants. As of September 24, 2008, we are no longer purchasing goods directly from our manufacturers and have signed an agreement with new distributors to purchase any remaining inventory held by us and to take over the distribution efforts. We expect the transition to our new distributors, including the transfer of all company-owned inventory, to be completed in the second quarter of fiscal year 2009. Total company-owned inventory as of September 24, 2008 was approximately $6.6 million.
Going Concern
     The accompanying unaudited condensed consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the Bankruptcy raises substantial doubt about our ability to remain a going concern. Our continuation as a going concern is contingent upon, among other things, our ability (i) to comply with the terms and conditions of the DIP Credit Agreement; (ii) to reduce administrative, operating and interest costs and liabilities through the bankruptcy process; (iii) to generate sufficient cash flow from operations; (iv) to return to profitability; (v) to obtain confirmation of a plan of reorganization under the Bankruptcy Code and (vi) to obtain financing in order to exit from bankruptcy. In the event our restructuring activities are not successful and we are required to liquidate, additional significant adjustments will be necessary in the carrying value of assets and liabilities, the revenues and expenses reported and the balance sheet classifications used.
Critical Accounting Policies
     Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and assumptions, including those related to recoverability of long-lived assets, goodwill, self-insurance reserves and income taxes. Management bases its estimates and assumptions on historical experience and on various other factors. Actual results may differ from these estimates and assumptions under different circumstances or conditions.
     We believe the following critical accounting policies affect management’s significant estimates and assumptions used in the preparation of our unaudited condensed consolidated financial statements.
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
     If a restaurant is determined to be impaired, the loss is measured as the amount by which the carrying amount of the restaurant’s assets exceeds fair value. Fair value is based on quoted market prices in active markets, if available. If quoted market prices are not available, we generally measure fair value by discounting estimated future cash flows. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. Accordingly, actual results could vary significantly from such estimates.

     Impairment charges related to long-lived assets of approximately $15.5 million, primarily relating to the write-down in carrying value of long-lived assets for 49 restaurants as a result of underperformance or lease modifications that occurred during the first quarter of fiscal year 2009. No impairment charges were recorded in the first quarter of fiscal year 2008.
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
     On January 22, 2008, we voluntarily filed for relief under Chapter 11 of the United States Bankruptcy Code. As a result of the Bankruptcy and the events leading up to it, we completed an assessment of the fair value of individual assets and liabilities to assess goodwill and certain other intangible assets. As a result of this assessment, it was determined that goodwill was impaired and we recognized a charge of $384.0 million related to the impairment of goodwill and other intangible assets during fiscal year 2008. We continue to monitor our financial position and results of operations for changes that may indicate additional impairment of goodwill is necessary. As of September 24, 2008, no additional impairment charge was recorded.
     Goodwill decreased from approximately $136.1 million as of July 2, 2008 to approximately $134.8 million as of September 24, 2008. The decrease of $1.3 million is the result of settled tax positions related to Ryan’s pre-merger tax returns.
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
Closed Restaurant Reserve
     We maintain a closed restaurant reserve for certain restaurants that are no longer operating. The closed restaurant costs are principally comprised of our estimates of lease termination costs and obligations, net of sublease and other cash receipts, and employee termination costs. Many factors including the local business environment, other available lease sites, the ability to secure subleases, the creditworthiness of subtenants, and our success at negotiating early termination agreements with lessors are considered in establishing the accruals. Adjustments to the reserve primarily relate to changes in subtenant income or actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which the changes become known. The store closing reserve (current and non-current in aggregate) was $1.7 million and $2.1 million as of July 2, 2008 and September 24, 2008, respectively.

Liabilities Subject to Compromise
     Under bankruptcy law, actions by creditors to collect amounts owed prior to the Petition Date are stayed and certain other pre-petition contractual obligations may not be enforced against us. Substantially all unsecured liabilities as of the Petition Date, except those covered under certain first day motions filed with the Bankruptcy Court, have been classified as “Liabilities Subject to Compromise” in the accompanying unaudited condensed consolidated balance sheets.
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
     We utilize the liability method of accounting for income taxes as set forth in SFAS 109, Accounting for Income Taxes. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. We determine our income tax contingencies in accordance with the provisions of Financial Accounting Standards Board Interpretation No. 48 (“FIN 48”), which requires application of a more likely than not threshold to the recognition and derecognition of uncertain tax positions. FIN 48 permits us to recognize the amount of tax benefit that has a greater than 50 percent likelihood of being ultimately realized upon settlement. It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the quarter of such change. Prior to the adoption of FIN 48, we determined our tax contingencies in accordance with SFAS 5, Accounting for Contingencies, which required estimated tax liabilities to the extent the contingencies are probable and can be reasonably estimated.
Gift Cards and Gift Certificates
     We sell plastic gift cards to our customers. Proceeds from the sale of gift cards are initially recorded as a liability when received. Revenues from the sale of gift cards at our restaurants are recognized upon redemption. In estimating the related gift card liability, we analyze historical trends to derive our estimates of future gift card redemption patterns. The assumptions and activity are closely monitored for changes in escheatment laws and redemption patterns. We adjust our gift card liability based on historical and expected non-redemption trends. These adjustments are classified within “Direct and Occupancy Costs” in our accompanying unaudited condensed consolidated statements of operations. Our gift card liability was $4.8 million and $4.2 million as of July 2, 2008 and September 24, 2008, respectively.

Lease Accounting
     We are obligated under various lease agreements for certain restaurants. We recognize rent expense on a straight-line basis over the expected lease term. Within the provisions of certain of our leases, there are rent holidays and/or escalations in payments over the base lease term, as well as renewal periods. The effects of the holidays and escalations have been reflected in rent expense on a straight-line basis over the expected lease term, which includes cancellable option periods when failure to exercise such options would result in an economic penalty to the Company. The lease term commences on the date when we have the right to control the use of the leased property, which is typically before rent payments are due under the terms of the lease. The unaudited condensed consolidated financial statements reflect the same lease term for amortizing leasehold improvements as we use to determine capital versus operating lease classifications and in calculating straight-line rent expense for each restaurant. Percentage rent expense is generally based upon sales levels and is accrued when we determine that it is probable that such sales levels will be achieved. Our judgments related to the probable term for each restaurant affect the classification and accounting for leases as capital versus operating, the rent holidays and escalation in payments that are included in the calculation of straight-line rent and the term over which leasehold improvements for each restaurant facility are amortized. These judgments may produce materially different amounts of depreciation, amortization and rent expense than would be reported if different assumptions were used.
     As a result of the Bankruptcy, we have worked with several landlords of our leased real estate to renegotiate the terms of certain lease agreements. As these lease amendments become effective, we will reassess their proper classification as operating or capital in accordance with SFAS 13, Accounting for Leases.
Merger Integration Costs
     Merger integration costs represent professional fees, performance bonuses, employee travel and expenses and other costs related to integration activities associated with the acquisition of Ryan’s. Merger integration costs of approximately $12.5 million were expensed as incurred from November 1, 2006 through the end of the first quarter of fiscal year 2008, of which approximately $1.6 million was expensed in the first quarter of fiscal year 2008 and is recorded in “Merger Integration Costs” in the accompanying unaudited condensed consolidated statement of operations. No additional merger and integration costs were recognized during the first quarter of fiscal year 2009.

Results of Operations
     The following discussion reflects our historical results for the twelve-week periods ended September 19, 2007 and September 24, 2008. Our future results may not be consistent with our historical results due to the Bankruptcy. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report.

	Twelve Weeks Ended
	September 19,	September 24,
	2007	2008
	(Dollars in Thousands)
Significant items that impacted results of operations:
Closed restaurant costs(1)	$69	$(433)
Impairment of assets(2)	—	15,483
Merger and integration costs(3)	1,633	—

(1)
Closed restaurant costs were $0.1 million for the twelve-weeks ended September 19, 2007 as compared to a gain of $0.4 million for the twelve-weeks ended September 24, 2008. During the first quarter of fiscal year 2008, we closed one underperforming restaurant in the normal business course. During the first quarter of fiscal year 2009, we closed eleven restaurants, of which ten were part of the Chapter 11 reorganization process. As a result, costs associated with these ten closures were recognized as “Reorganization Items, net” in the accompanying unaudited condensed consolidated statement of operations. The $0.4 million gain related to closed restaurants shown in the table above relates to proceeds received from the sale of our leasehold interest in one closed restaurant, offset by costs related to the closure of that store and additional costs incurred on previously closed restaurants. See Note 10 — “Reorganization Items” to our accompanying unaudited condensed consolidated financial statements for further discussion of costs related to the ten restaurant closures.

(2)
We test property and equipment, as well as goodwill and other intangibles, annually or whenever events or circumstances indicate that the carrying amount of a restaurant’s assets may not be recoverable. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows, namely as individual restaurants. During the first quarter of fiscal year 2009, we recognized losses of approximately $15.5 million related to impairments of the carrying value of our long-lived assets for 49 restaurants, as the carrying value of these long-lived assets exceeded their fair value. No impairment was recorded during the first quarter of fiscal year 2008.

(3)	Merger integration costs represent professional fees and employee travel and expenses related to integration activities associated with the Ryan’s acquisition.

Twelve Weeks Ended September 24, 2008 Compared To Twelve Weeks Ended September 19, 2007:
     The following table sets forth our results of operations based on the percentage relationship of the items listed to our restaurant sales during the periods shown:

	Twelve Weeks Ended
	September 19, 2007		September 24, 2008
		(Dollars in Thousands)
Restaurant sales	$384,711	100.0%	$324,320	100.0%
Restaurant costs:
Food	132,900	34.5	113,567	35.0
Labor	114,352	29.7	95,773	29.5
Direct and occupancy	99,865	26.0	88,672	27.3

Total restaurant costs	347,117	90.2	298,012	91.9
Advertising expenses	9,867	2.6	10,384	3.2
General and administrative expenses	16,376	4.3	12,752	3.9
Closed restaurant costs	69	0.0	(433)	(0.1)
Impairment of assets	—	0.0	15,483	4.8
Loss on litigation settlements	54	0.0	—	0.0
Merger integration costs	1,633	0.4	—	0.0

Operating income (loss)	9,595	2.5	(11,878)	(3.7)
Other (income) expense	(270)	(0.1)	149	(0.0)
Interest income	(161)	(0.0)	—	(0.0)
Interest expense	20,757	5.4	18,805	5.8
Reorganization costs	—	0.0	22,306	6.9
Loss related to refinancing	5	0.0	—	0.0

Loss before income taxes	(10,736)	(2.8)	(53,138)	(16.4)
Income tax benefit	(4,960)	(1.3)	(492)	(0.2)

Net loss	$(5,776)	(1.5)	$(52,646)	(16.2)

Certain Percentage Amounts Do Not Sum To Total Due To Rounding.
     Restaurant Sales. Restaurant sales decreased $60.4 million, or 15.7%, during the twelve week period ended September 24, 2008 over the comparable prior year period, primarily due to a decline in customer guest counts and a decrease in the number of stores operating during the period.
     Average weekly sales during the first quarter of fiscal year 2009 decreased approximately 3.4% to $47,925 as compared to the prior year period. Same store sales for the first quarter of fiscal 2009 decreased by 8.1% as compared to the prior year. This decrease was primarily attributable to a 7.9% decline in guest traffic, and a 0.2% decrease in average check. Same store sales calculations reflect those restaurants that have been in operation for at least eighteen operating periods.
     Food costs. Total food costs decreased $19.3 million, or 14.5%, during the twelve week period ended September 24, 2008 over the comparable prior year period, in part due to the decline in guest counts and a decrease in the number of stores operating during the period. Food costs as a percentage of sales increased by 50 basis points during the first quarter of fiscal year 2009 as compared to the prior year period, primarily due to increases in the price of certain menu items such as steak, chicken, dairy and oil-based products. These increases were partially offset by declining prices on other food items as well as a more cost-effective menu mix.
     Labor costs. Labor costs decreased $18.6 million, or 16.2%, during the twelve week period ended September 24, 2008 over the comparable prior year period, in part due to the decline in guest counts and a decrease in the number of stores operating during the period. Labor costs as a percentage of sales decreased 20 basis points during the first quarter of fiscal 2009 as compared to the prior year period, primarily due to the closing of a significant number of underperforming restaurants during the period.

     Direct and occupancy costs. Direct and occupancy costs decreased $11.2 million, or 11.2%, during the twelve week period ended September 24, 2008 over the comparable prior year period, in part due to the decline in guest counts and a decrease in the number of stores operating during the period. Direct and occupancy costs as a percentage of sales increased by 130 basis points during the first quarter of fiscal 2009 as compared to the prior year period, primarily due to higher utilities costs, as well as tightened sales leverage resulting from the fixed-cost nature of our occupancy costs over a declining sales base during the period.
     Advertising Expenses. Advertising costs increased $0.5 million during the first quarter of fiscal 2009 versus the comparable prior year period and increased 60 basis points as a percentage of sales. This increase is due to increased advertising spend in the first quarter of fiscal year 2008 on a declining sales base.
     General and Administrative Expenses. General and administrative expenses decreased $3.6 million during the first quarter of fiscal 2009 compared to the first quarter of the prior year. General and administrative expenses as a percentage of sales decreased by 40 basis points during the first quarter of fiscal 2009 as compared to the prior year period, primarily due to various headcount reductions in connection with the Ryan’s merger integration and the reorganization plan.
     Interest Expense. Interest expense decreased $2.0 million during the first quarter of fiscal 2009 versus the comparable prior year period. Interest expense as a percentage of sales increased by 40 basis points during the first quarter of fiscal 2009 versus the comparable prior year period, primarily due to the declining sales base.
     Reorganization items, net. Reorganization items, net of $22.3 million are primarily comprised of $11.9 million in lease rejection costs, $8.1 million in professional fees related to the Bankruptcy and $1.5 million related to closed store costs for stores that were closed as a result of the reorganization process.
     Income Taxes. Income tax benefit decreased 110 basis points as a percentage of sales for the twelve week period ended September 24, 2008 versus the comparable period in the prior year, principally due to a $6.2 million reduction in tax valuation allowances in the prior year that did not occur in the current year, offset by an increase in current year state income taxes. The reduction in prior year tax valuation allowances related to certain provision to return differences on the Ryan’s pre-merger return.
     Excluding the impacts of the adjustments above, our projected effective tax rate for fiscal 2009 is approximately (0.6)%. The difference between this rate and the statutory rate is due to the projected increase in our valuation allowance to offset the tax benefits from our projected loss before income taxes. As a result, this rate primarily reflects projected state income tax expense for fiscal 2009.
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
     On January 22, 2008, due to significantly limited liquidity caused by a variety of factors including a decrease in discretionary spending by our core customer segment and higher food, labor and energy prices, we and each of our subsidiaries filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court. Subsequently, On August 29, 2008, the parent company of Buffets Holdings, Buffets Restaurants Holdings, also filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court.
     The Bankruptcy triggered the immediate acceleration of, and events of default to occur under, certain of our direct financial obligations, including, among others, amounts outstanding under the Pre-Petition Credit Agreement and our 12 1/2% Senior Notes. The Bankruptcy stayed the ability of the lenders under the Pre-Petition Credit Agreement and the holders of our 12 1/2% Senior Notes from seeking remedies to enforce their rights during the Bankruptcy. As a result of the stay and our Bankruptcy, our short-term liquidity needs arise primarily from principal and interest payments under the DIP Credit Agreement (discussed below), capital expenditures and working capital requirements. Our primary sources of liquidity are cash flows from operations and available borrowing capacity under the DIP Credit Agreement.

     In connection with the Bankruptcy, the Debtors entered into the DIP Credit Agreement to provide financing during the Debtors bankruptcy proceedings. The $285.0 million DIP Credit Agreement provided for a maximum of $200.0 million of borrowings under the Pre-Petition Credit Facility that were rolled into the DIP Credit Agreement (“Rollover Loans”) and an $85.0 million new money facility (“New Money Loan”). The actual amount of Rollover Loans was $199.6 million. Of the $85.0 million New Money Loan, $30.0 million was drawn on January 23, 2008, and $55.0 million was drawn on April 30, 2008. The proceeds of the New Money Loan incurred under the DIP Credit Agreement are being used to fund the continued operations of the Debtors’ businesses, pay certain expenses and fees incurred in connection with the Bankruptcy, support working capital needs and for general corporate purposes. See “Credit Facilities and Other Debt” below.
     Operating Activities. Net cash used in operating activities was $6.5 million and $9.5 million for the twelve weeks ended September 24, 2008 and September 19, 2007, respectively. The overall decrease in net cash used in operating activities as of September 24, 2008 is primarily attributable to an overall increase in net operating loss, an $11.8 million decrease in cash used for prepaid expenses, offset by $6.6 million in cash paid for inventory and $5.1 million related to cash reorganization costs. The large decrease in cash used for prepaid expenses and other current assets is primarily attributable to a current year shift in timing of payments related to advertising initiatives and accrued rent versus the prior fiscal year. Net cash used in operating activities was less than the net loss for the twelve weeks ended September 24, 2008 principally due to the effect of non-cash depreciation and amortization, reorganization items of $22.3 million and impairment charges of $15.5 million. The overall increase in net cash used in operating activities as of September 19, 2007 is primarily attributable to a $16.1 million increase in cash interest payments and $1.6 million in non-capitalizable merger and integration costs related to the merger with Ryan’s. Net cash used in operating activities was lower than net loss for the twelve weeks ended September 17, 2007 principally due to payments of accounts of accounts payable and accrued liabilities and a net reduction in income taxes payable, partially offset by the effect of noncash depreciation and amortization and the write off of debt issuance costs.
     Investing Activities. Net cash used in investment activities was $6.8 million and $2.8 million for the twelve weeks ended September 24, 2008 and September 19, 2007, respectively. During the first twelve weeks of fiscal 2009, our property and equipment related capital expenditures of $7.6 million represented remodeling and improvement cost on our existing restaurants. This use of cash was partially offset by cash provided by our sale of leasehold interests resulting in gross proceeds of $0.6 million and our sale of certain assets to be sold resulting in proceeds of $0.7 million. During the first twelve weeks of fiscal 2008, our property and equipment related capital expenditures of $11.4 million represented remodeling and improvement cost on our existing restaurants. This use of cash was partially offset by cash provided by our sale of certain assets held for sale resulting in gross proceeds of $8.8 million.
     Financing Activities. Net cash used in financing activities was $8.4 million and net cash provided by financing activities was $19.2 million for the first twelve weeks of fiscal years 2009 and 2008, respectively. During the first twelve weeks of fiscal 2009, financing activities consisted primarily of investments in CDs of approximately $7.5 million and repayment of the New Money Loan of approximately $1.0 million. During the first twelve weeks of fiscal 2008, financing activities consisted primarily of borrowings of $20.5 million under our revolving facilities offset in part by $1.3 million of term loan repayments.
     Income Tax Refunds. We expect to receive approximately $3.6 million in income tax refunds over the remainder of fiscal 2009 related to federal and state tax returns.
     Future Capital Expenditures. During fiscal year 2009, we plan to:
•
Spend approximately $15.0 million to $17.0 million on restaurant remodeling and improvement costs that will be capitalized. These capital improvements will depend on the specific needs of the restaurants and cash availability. Remodels incorporate design elements to update the décor of our existing facilities including a lighter, more contemporary interior design and expanded dessert displays. Other improvement costs include a variety of outlays such as new carpet, equipment and minor leasehold improvements and display grill installations.

•	Spend approximately $1.0 million on miscellaneous corporate and information systems investments.

•
Spend approximately $12.0 million to $12.0 million on capital improvements for restaurants throughout our system. These capital improvements will depend on the specific needs of the restaurants and the availability of liquidity through our existing credit lines.

     Vendor Bankruptcy. In July 2008, one of our major distributors filed for Chapter 11 bankruptcy protection. To assure continued availability of proprietary food products from this distributor, we entered into an agreement with the distributor to purchase certain goods located in the distributor’s distribution facilities shortly after the distributor filed their Chapter 11 petition. We also agreed to temporarily purchase certain proprietary goods directly from the manufacturers, which were then shipped to and held at the distributor’s facilities until such time as they were delivered to our restaurants. As of September 24, 2008, we are no longer purchasing goods directly from our manufacturers and have signed an agreement with new distributors to purchase any remaining inventory held by us and to take over the distribution efforts. We expect the transition to our new distributors, including the transfer of all company-owned inventory, to be completed in the second quarter of fiscal year 2009. Total company-owned inventory as of September 24, 2008 was approximately $6.6 million.
Credit Facilities and Other Debt
Post-Petition Financing
Debtor-in-Possession Credit Agreement
     In connection with the Bankruptcy, the Debtors entered into the DIP Credit Agreement. The $285.0 million DIP Credit Agreement provided for a maximum of $200.0 million of Rollover Loans and an $85.0 million New Money Loan. The actual amount of pre-petition debt rolled into the DIP Credit Agreement was $199.6 million. Of the $85.0 million New Money Loan, $30.0 million was drawn on January 23, 2008 and the remaining $55.0 million was drawn on April 30, 2008. The proceeds of the New Money Loan incurred under the DIP Credit Agreement are being used to fund the continued operations of the Debtors’ businesses, pay certain expenses and fees incurred in connection with the Bankruptcy, support the Debtors’ working capital needs and for general corporate purposes.
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
     The DIP Credit Agreement requires payment of all amounts borrowed under the new money facility, together with accrued and unpaid interest, by January 22, 2009 (the “Maturity Date”). The Debtors have the right to voluntarily prepay any borrowing, in whole or in part, at any time. Subject to certain exceptions, the Debtors are subject to mandatory prepayment of the principal with the proceeds of certain asset sales or the incurrence of indebtedness.
     Obligations under the DIP Credit Agreement are secured by (i) a lien on all of the assets of the Debtors (which lien will have a first priority with respect to substantially all of the Debtors’ assets), including a pledge of all of the equity interests of each of our domestic subsidiaries and (ii) a super-priority administrative claim in each of the Bankruptcies. Our obligations under the DIP Credit Agreement are guaranteed by each of Buffets’ subsidiaries which is a Debtor pursuant to a Guarantee and Collateral Agreement, dated as of January 22, 2008, among Buffets, the Company, the subsidiaries of Buffets’ named therein and Credit Suisse as Collateral Agent.

     The DIP Credit Agreement allows for one automatic six-month extension of the Maturity Date if the principal balance outstanding under the New Money Loan of the DIP Credit Agreement is less than or equal to $50.0 million on such date, provided that if the Company receives $10.0 million or more in asset sale proceeds during the first twelve months after the Petition Date, the automatic six-month extension of the maturity will be available only if the principal balance outstanding under the New Money Loan portion of the DIP Credit Agreement is less than or equal to $40.0 million on such date. If the principal balance outstanding under the New Money Loan portion of the DIP Credit Agreement is greater than $50.0 million (or greater than $40.0 million, if the Company receives $10.0 million or more in asset proceeds during the first twelve months after the Petition Date) on the twelve-month anniversary, a six-month extension may be granted with the consent of the holders of a majority in amount of the outstanding New Money Loan.
     The DIP Credit Agreement contains customary representations, warranties and covenants by the Debtors, including, without limitation, reporting requirements, financial covenants (including a requirement to maintain minimum financial results as defined therein), milestones related to the restructuring process, and limitations on our ability to sell assets.
     The New Money Loan incurred under the DIP Credit Agreement may be accelerated following certain events of default, including (without limitation) any breach by the Debtors of any of the representations, warranties or covenants made in the DIP Credit Agreement, the dismissal by the Bankruptcy Court of any of the Bankruptcies, the conversion of any of the Bankruptcy to a case under Chapter 7 of the Bankruptcy Code or the appointment of a trustee pursuant to Chapter 11 of the Bankruptcy Code.
     On September 26, 2008, we entered into the Agreement. Under the DIP Forbearance Agreement, the Administrative Agent and the lenders agreed to forbear from exercising their default-related rights and remedies with respect to the potential breach of the minimum consolidated EBITDA covenant through October 15, 2008 and to amend the EBITDA covenant thresholds for the remaining term of the agreement. The agreement calls for a 1.0% increase in the annual interest rate paid with respect to the New Money Loan from LIBOR plus 7.25% to LIBOR plus 8.25%. The 4.0% per annum LIBOR floor and the 5.0% per annum LIBOR ceiling discussed above still apply under the terms of the DIP Forbearance Agreement. The interest rate on the Rollover Loans remains unchanged under the DIP Forbearance Agreement. The DIP Forbearance Agreement also requires us to pay certain fees to the agents and lenders thereunder, as more fully described in the DIP Forbearance Agreement. The DIP Forbearance Agreement was subject to Bankruptcy Court approval, which was received on October 14, 2008. There can be no assurance that the will continue to remain in compliance with the amended covenants.
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

     On January 10, 2008, we entered into a Forbearance Agreement and Second Amendment (the Forbearance Agreement”) to the Pre-Petition Credit Facility, dated November 1, 2006. Among other things, the Forbearance Agreement provided that the lenders would forbear from exercising remedies related to certain pre-bankruptcy events of default, including the failure by the Company to maintain a minimum interest coverage ratio and a maximum leverage ratio, the failure by the Company to make the January 2, 2008 interest payment due on the Company’s 12 1/2% Senior Notes within the applicable 30-day grace period, and for the amendment of the Pre-Petition Credit Facility to, among other things, increase the interest rate margin applicable to LIBOR-based revolving and term loans to 7.25% and the interest rate margin applicable to alternate base rate revolving and term loans to 6.25%.
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
     As of September 24, 2008, there was approximately $353.9 million outstanding under the Term Facility, $26.8 million outstanding under the Revolving Facility and $5.9 million outstanding under the Synthetic Revolving Facility, including $47.3 million outstanding letters of credit under the Pre-Petition Credit Facility. We are required to pay interest on all outstanding balances in the normal course throughout the Bankruptcy. It is our belief that all outstanding debt, other than the Super Secured amounts outstanding under the DIP Credit Agreement may be subject to compromise in the reorganization process. In accordance with the provisions of SOP 90-7, we classified the $386.6 million outstanding under these pre-petition obligations as “Liabilities Subject to Compromise” in the accompanying unaudited condensed consolidated balance sheets and have continued to record interest expense at the stated, post-petition contractual amounts.
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
     In accordance with the provisions of SOP 90-7, the Company classified all amounts outstanding under this obligation as “Liabilities Subject to Compromise” in the unaudited condensed consolidated balance sheet, and ceased the accrual of interest on these notes as of the Petition Date. Management, in consultation with bankruptcy counsel, does not expect post-petition interest on this debt to be paid. As of September 24, 2008, the unpaid contractual interest on these notes was approximately $46.5 million, including approximately $25.5 million of excess contractual interest subsequent to the Petition Date through September 24, 2008 not recorded in the accompanying unaudited condensed consolidated balance sheet.

Contractual Obligations
     The following table provides aggregate information about our material contractual payment obligations as of September 24, 2008 and the fiscal year in which these payments are due (fiscal 2009 represents the remainder of the fiscal year). As a result of the Bankruptcy, our future obligations under these agreements may significantly change. See Note 9 — “Liabilities Subject to Compromise” for further details.

	Payments Due by Fiscal Year
	2009	2010	2011	2012	2013	Thereafter	Total
	(in thousands)
Long-term debt (1)	$653,945	$—	$—	$—	$—	$—	$653,945
Interest (2)	94,750	37,500	37,500	56,250	37,500	12,500	276,000
Operating leases (3)	69,584	88,228	82,953	74,517	68,889	656,168	1,040,339
Advisory fees (4)	—	—	—	—	—	—	—
Purchase obligations (5)	29,459	—	—	—	—	—	29,459
FIN 48 reserves (6)	—	—	—	—	—	—	—

Total contractual cash obligations	$847,738	$125,728	$120,453	$130,767	$106,389	$668,668	$1,998,743

(1)
Long-term debt payments for fiscal year 2009 shows the entire principal amount outstanding on the term loan portion of the Buffets’ Pre-Petition Credit Facility and the aggregate balance of Buffets’ 12 1/2% Senior Notes as currently due as a result of the Bankruptcy.

(2)
Amounts represent contractual interest payments on Buffets’ 12 1/2% Senior Notes. It is expected that this unsecured liability will be settled under the terms of the Bankruptcy Court. As a result, we ceased accruing interest on these notes as of the Petition Date. See Note 9 — “Liabilities Subject to Compromise” to our accompanying consolidated financial statements for details on actual interest amounts recorded. Also included is $1.0 million in interest expense related to the pending settlement of the interest rate swap. See Note 8 — “Debt” to our accompanying unaudited condensed consolidated financial statements for details. Interest payments on Buffets’ variable-rate Pre-Petition Credit Facility and DIP Credit Agreement are excluded. The borrowings under these facilities bear interest at LIBOR plus a margin of 7.25% and mature on January 22, 2009. Of these borrowings, only the $85.0 million New Money Loan is subject to a 4.0% floor and a 5.0% ceiling. The interest rate at LIBOR plus 7.25% was 9.74% as of September 24, 2008. See Note 8 —“Debt” to our accompanying consolidated financial statements for details of our debt obligations.

(3)
Operating leases is comprised of minimum rents and contingent rents. Operating leases have not been reduced by minimum sublease rentals of approximately $0.1 million. During fiscal year 2008, we renegotiated several of our existing real property leases to reduce minimum rent payments and/or lease term. Annual savings from these lease modifications are expected to be approximately $2.5 million to $3.0 million and are reflected in the table above. During the first quarter of fiscal year 2009, the Bankruptcy Court approved several motions requesting the renegotiation of certain of our existing real property leases, reducing both minimum rent payments and lease term. Annual savings from these lease modifications are expected to be approximately $3.0 million to $3.5 million and are also included in the table above. Throughout the Bankruptcy, our obligations under our lease arrangements may continue to change significantly.

(4)
As a result of the Bankruptcy, we were required to refrain from making payments under the Caxton-Iseman Party agreement. In January 2008, as a result of the resignation of David S. Lobel from our Board of Directors, the management agreement with Sentinel Capital Partners, L.L.C. was terminated. We do not anticipate making any additional payments under these agreements and no amounts related to these agreements have been included in the table above. See Note 12 — “Related Party Transactions” for further details on these agreements.

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

(6)
The Company has determined that all of its liabilities for uncertain tax positions under FIN 48 are long-term in nature. The Company is not able to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time. Therefore, the liability for uncertain tax positions of $21.8 million is excluded from the table above. See Note 11 — “Income Taxes” to our accompanying consolidated financial statements for further details.

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
Forward-Looking Statements and Risk Factors
     The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements, including references to the Company’s plans in the context of bankruptcy reorganization. These and other forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in, or implied by, the forward looking statements. Factors that may cause actual results to differ from the forward-looking statements in general are described in the “Risk Factors/Forward-Looking Statements” section in Buffets Holdings’ Form 10-K filed with the Securities and Exchange Commission on September 30, 2008 and in “— Part II Other Information — Item 1A. Risk Factors” herein. The statements in this Quarterly Report on Form 10-Q, including statements with respect to the Bankruptcy, reflect Buffets Holdings’ current beliefs based upon available information. Developments subsequent to this Quarterly Report on Form 10-Q are likely to cause these statements to become outdated, and no obligation is undertaken to update the information.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Interest Rate Risks. We have interest rate exposure relating to our variable rate debt. Buffets’ 12 1/2% Senior Notes are fixed rate instruments, and are therefore not taken into consideration for the purposes of this disclosure. A 1% change in interest rates on our variable rate debt would have resulted in our interest rate expense fluctuating by approximately $1.2 million for the twelve weeks ended September 24, 2008.
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

Item 4. Controls and Procedures
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
     In connection with the preparation of this Quarterly Report on Form 10-Q for the twelve weeks ended September 24, 2008, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO concluded that we did not maintain effective internal control over the following areas: (1) determination of deferred income tax balances related to a business combination, (2) determination of tax provision amounts related to certain timing differences such as depreciation and (3) determination of the appropriate basis at which to record tax reserves, gross versus net. Specifically, controls over the processes and procedures in calculating deferred income tax liabilities related to a business combination were not effective to ensure that the deferred income tax liabilities and allocated goodwill were fairly stated in accordance with generally accepted accounting principles. In addition, controls over the processes and procedures in calculating depreciation for tax purposes were not effective to ensure the accuracy of the calculation and the processes and procedures in determining the basis at which to record tax reserves were not effective to ensure that the tax reserves were fairly stated in accordance with generally accepted accounting principles. Throughout fiscal year 2008 and into the first quarter of fiscal year 2009, we began to remediate the identified material weakness in our internal control over financial reporting. Steps taken by us thus far to remediate the material weakness include the following:
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
     It is management’s belief that remediation of the material weaknesses described above will be complete by the end of the 2009 fiscal year.
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
     Our management has assessed the effectiveness of our internal control over financial reporting as of September 24, 2008. In making its assessment of internal control over financial reporting, management used the criteria set forth by the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our CEO and CFO concluded that our internal control over financial reporting was not effective in the specific areas described in the “Disclosure controls and procedures” section above.

Changes in Internal Control over Financial Reporting
     Other than such actions noted above, there have been no changes to our internal control over financial reporting during the first quarter of fiscal year 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     In August 2008, a putative class action lawsuit was filed against our wholly-owned subsidiary, Fire Mountain Restaurants, LLC (“Fire Mountain”) in the United States District Court for the Middle District of Louisiana, alleging failures to pay overtime deficiencies to restaurant servers. The complaint does not make a specific monetary demand. Prior to an answer being filed, the contested action was stayed pursuant to the Bankruptcy Code. The liability related to this matter, if any, has not been established.
     On January 22, 2008, the Debtors filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware, Case Number 08-10141. Under the Bankruptcy Code, the filing of a petition automatically stays most litigation pending against the Debtors. For a further description of the Bankruptcy, see “Management’s Discussion and Analysis — Recent Developments — Voluntary Chapter 11 Filing.”
     On April 2, 2007, a putative class action lawsuit was filed against our wholly-owned subsidiary, HomeTown Buffet, Inc. (“HomeTown Buffet”) and Buffets Holdings in California state court in San Bernardino County. The lawsuit alleges that HomeTown Buffet violated California wage and hour laws by failing to pay its hourly employees overtime, for failing to provide meal and rest period breaks as provided by the California Labor Code and for charging employees for uniforms and equipment. Defendants removed the lawsuit to the United States District Court for the Central District of California on June 28, 2007. The complaint does not make a specific monetary demand. This contested action has likewise been stayed by the Company’s bankruptcy proceeding. It was in a preliminary stage at the time of the filing and the pre-petition liability has not been established.
     In June 2006, a lawsuit was filed in the Berkeley County (West Virginia) circuit court on behalf of three plaintiffs alleging wage and hour violations against our wholly-owned subsidiary Ryan’s Restaurant Group, Inc. (“Ryan’s”) and certain of its executives. The complaint is a class action lawsuit brought on behalf of hourly employees who worked for Ryan’s in West Virginia since July 2001. In July 2006, Defendants removed the lawsuit to the United States District Court for the Northern District of West Virginia. In February 2007, the Court denied Plaintiffs motion to remand the matter back to West Virginia state court. The plaintiffs seek compensatory damages, penalties, restitution of unpaid wages and deductions, pre-judgment interest, costs of suit and reasonable attorneys’ fees. The complaint does not make a specific monetary demand. At the time of the Company’s bankruptcy filing, the West Virginia action was in a preliminary stage and the Company’s liability, if any, was undeterminable. The matter represents a contested pre-petition claim that is stayed pursuant to the bankruptcy proceeding.

     On November 12, 2004, two former restaurant managers of HomeTown Buffet, individually and on behalf of all others similarly situated, filed a class action lawsuit against HomeTown Buffet in California Superior Court in San Francisco County. The lawsuit alleges that HomeTown Buffet violated California wage and hour laws by failing to pay all of its California managers and assistant managers overtime, and for making deductions from bonus compensation based on the company’s workers’ compensation costs. In March 2006, the plaintiffs amended the complaint in the lawsuit to add another of our wholly-owned subsidiaries, OCB Restaurant Company, LLC (“OCB Restaurant Co.”) as a defendant, and to limit the claims to those managers below the level of restaurant General Manager. In April 2006, the defendants removed the lawsuit to the United States District Court for the Northern District of California. During the course of discovery, but prior to a motion for certification of a class, the parties reached a settlement of this action in mediation in late February 2007. The settlement, which anticipated payments of approximately $7.2 million, received preliminary court approval on September 12, 2007, but final court approval was not obtained prior to the time that the Company filed for bankruptcy. The matter represents a pre-petition unsecured claim subject to resolution under the bankruptcy proceeding. The Company previously recorded the expected settlement of $7.2 million in the accrued litigation reserve. This amount is a pre-petition liability and is classified in “Liabilities Subject to Compromise” in the accompanying unaudited condensed consolidated balance sheets.
     We are also involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of those matters will not have a material adverse effect on our consolidated financial position or the results of operations.
Item 1A. Risk Factors
     As discussed above, on January 22, 2008, the Company filed a voluntary petition under Chapter 11 of the Bankruptcy Code. The following risk factors have been included as a result of the Bankruptcy and should be read in conjunction with the Risk Factors set forth in the Company’s Form 10-K for fiscal year 2008.
The Company filed for reorganization under Chapter 11 of the Bankruptcy Code on January 22, 2008 and is subject to the risks and uncertainties associated with the Bankruptcy.
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
     As a result of the Bankruptcy, realization of assets and liquidation of liabilities are subject to uncertainty. While operating under the protection of the Bankruptcy Code, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, we may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the unaudited condensed consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the consolidated historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

Not obtaining timely approval and confirmation of our Plan of Reorganization could adversely affect our operating results.
     We have filed our Plan with the Bankruptcy Court but there can be no guarantee that the Plan will be approved by the requisite creditors in accordance with the Bankruptcy Code, confirmed by the Bankruptcy Court and successfully implemented. Failure to accomplish these steps in a timely manner could adversely affect our operating results, as our ability to obtain financing to fund operations and our relations with customers and suppliers may be harmed by prolonged bankruptcy proceedings. If a liquidation or prolonged reorganization were to occur, there is a significant risk that the value of our company would be substantially eroded to the detriment of all stakeholders.
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
     We continuously monitor our compliance with the financial covenants in the DIP Credit Agreement and, as of July 2, 2008, we were in compliance with these covenants. During the first quarter of fiscal year 2009, we became aware that, depending on our future results, we may not maintain the minimum consolidated EBITDA required under the terms of the DIP Credit Agreement and therefore may breach that covenant. Accordingly, we initiated discussions with our lenders under the DIP Credit Agreement to amend or waive such financial covenant. As a result of those discussions, on September 26, 2008, we entered into a Forbearance Agreement and Second Amendment to Credit Agreement (the “Forbearance Agreement”). Under the Forbearance Agreement, the administrative agent and the lenders agreed to forbear from exercising their default-related rights and remedies with respect to the potential breach of the minimum consolidated EBITDA covenant through October 15, 2008 and to amend the EBITDA covenant thresholds for the remaining term of the agreement. The agreement calls for a 1.0% increase in the annual interest rate paid with respect to the New Money Loan from LIBOR plus 7.25% to LIBOR plus 8.25%. The 4.0% per annum LIBOR floor and the 5.0% per annum LIBOR ceiling discussed above still apply under the terms of the Forbearance Agreement. The interest rate on the Rollover Loans remains unchanged under the Forbearance Agreement. The Forbearance Agreement also requires us to pay certain fees to the agents and lenders thereunder, as more fully described in the Forbearance Agreement. The Forbearance Agreement was subject to Bankruptcy Court approval, which occurred on October 14, 2008. There can be no assurance that the will continue to remain in compliance with the amended covenants.
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
We face uncertainty regarding the adequacy of our capital resources and liquidity.
     We face uncertainty regarding the adequacy of our capital resources, including liquidity, and have limited access to additional financing. In addition to the cash requirements necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with the Bankruptcy and expect that we will continue to incur significant professional fees and costs. As of October 22, 2008, the end of our fourth fiscal period, we had approximately $44.1 million in available cash and no amounts available for borrowing under the DIP Credit Agreement. We cannot assure you that the amounts of cash available from operations together with our DIP Credit Agreement will be sufficient to fund operations until such time as we are able to propose a plan of reorganization that will receive the requisite acceptance by creditors and be confirmed by the Bankruptcy Court. In the event that cash flows and available borrowings under the DIP Credit Agreement are not sufficient to meet our cash requirements, we may be required to seek additional financing. We can provide no assurance that additional financing would be available or, if available, offered on acceptable terms.
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
Item 3. Defaults Upon Senior Securities
     The commencement of the Bankruptcy triggered events of default to occur and the immediate acceleration of amounts outstanding under the Pre-Petition Credit Facility, the interest rate swap agreement, dated April 12, 2007, that the Company entered into in accordance with the terms of the Pre-Petition Credit Facility (the “Interest Rate Swap”) and the 12 1/2% Senior Notes. As of September 24, 2008, there was approximately $386.6 million outstanding under the Pre-Petition Credit Facility and $300.0 million in aggregate principal amount outstanding under the 12 1/2% Senior Notes. As a result of the default under the Interest Rate Swap, a calculation of the amount owed under the agreement was performed and determined to be approximately $1.0 million.
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
Item 6. Exhibits
     See Index to Exhibits on page 51 of this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUFFETS HOLDINGS, INC.
Date: November 6, 2008	By:	/s/ R. Michael Andrews, Jr.
R. Michael Andrews, Jr.
Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2008	By:	/s/ A. Keith Wall
A. Keith Wall
Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description
10.1	DIP Forbearance Agreement, dated September 26, 2008 (incorporated by reference to Exhibit 10.1 to Buffets Holdings, Inc.’s Current Report on Form 8-K (SEC file No. 333-116897)).

10.2	DIP Limited Waiver, dated October 14, 2008 (incorporated by reference to Exhibit 10.2 to Buffets Holdings, Inc.’s Current Report on Form 8-K (SEC file No. 333-116897)).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.